Form 10-Q
period 2020-09-30
Alpha Healthcare Acquisition Corp.
filed 2020-11-13
CIK 1818382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Alpha Healthcare Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-39532	85-1763759
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1177 Avenue of the Americas, 5th Floor

New York, New York 10036

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (646) 494-3296

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	AHACU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	AHAC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	AHACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No  ☐

As of November 9, 2020, 10,355,000 Class A common stock, par value $0.0001, and 2,500,000 Class B common stock, par value $0.0001, were issued and outstanding.

Alpha Healthcare Acquisition Corp.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA HEALTHCARE ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(Unaudited)

Assets
Cash	$1,316,314
Prepaid assets	30,670
Total current assets	1,346,984
Marketable Securities held in Trust Account	99,977,823
Total Assets	$101,324,807

Liabilities and Stockholders’ Equity
Accounts payable	$27,062
Due to related party	4,334
Promissory note – related party	89,076
Total current liabilities	120,472
Deferred underwriters’ discount payable	1,846,265
Total liabilities	1,966,737

Commitments

Class A common stock subject to possible redemption, 9,435,806 shares at redemption value	94,358,060

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 919,194 shares issued and outstanding (excluding 9,435,806 shares subject to possible redemption)	92
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding (1)	288
Additional paid-in capital	5,040,582
Accumulated deficit	(40,952)
Total stockholders’ equity	5,000,010

Total Liabilities and Stockholders’ Equity	$101,324,807

(1)	Includes up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The over-allotment option was not exercised by the underwriters during the 45-day option period; thus, these shares were forfeited accordingly as of November 1, 2020. (See Note 5)

See accompanying notes to condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

For the period from July 1, 2020 (Inception) to September 30, 2020
Formation and operating costs	$18,775
Loss from operations	(18,775)

Other Income/(Expense)
Unrealized loss on marketable securities held in Trust Account	(22,177)
Total other income/(expense)	(22,177)

Net loss	$(40,952)

Weighted average shares outstanding, basic and diluted. (1)	2,888,352
Basic and diluted net loss per common share. (2)	$(0.01)

(1)	Excludes up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters and an aggregate of 9,435,806 shares subject to possible redemption at September 30, 2020. The over-allotment option was not exercised by the underwriters during the 45-day option period; thus, these shares were forfeited accordingly as of November 1, 2020. (See Note 5)

(2)	Excludes unrealized loss on marketable securities held in Trust account of $22,177.

See accompanying notes to condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of July 1, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Sale of Units in Initial Public Offering	10,000,000	1,000	—	—	99,999,000	—	100,000,000
Sale of Private Placement Units	355,000	36	—	—	3,549,964	—	3,550,000
Underwriting fee	—	—	—	—	(2,000,000)	—	(2,000,000)
Deferred underwriting fee	—	—	—	—	(1,846,265)	—	(1,846,265)
Offering costs charged to the stockholders’ equity	—	—	—	—	(329,713)	—	(329,713)
Change in Class A common stock subject to possible redemption	(9,435,806)	(944)	—	—	(94,357,116)	—	(94,358,060)
Net loss	—	—	—	—	—	(40,952)	(40,952)
Balance as of September 30, 2020 (Unaudited)	919,194	$92	2,875,000	$288	$5,040,582	$(40,952)	$5,000,010

(1)	Includes up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The over-allotment option was not exercised by the underwriters during the 45-day option period; thus, these shares were forfeited accordingly as of November 1, 2020. (See Note 5)

See accompanying notes to condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the period from July 1, 2020 (Inception) to September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(40,952)
Adjustments to reconcile net loss to net cash used in operating activities: Unrealized loss on marketable securities held in trust	22,177
Changes in current assets and current liabilities:
Prepaid assets	(30,670)
Due to related party	4,334
Accounts payable	27,062
Net cash used in operating activities	(18,049)

Cash Flows from Investing Activities:
Investment of cash into trust account	(100,000,000)
Net cash used in investing activities	(100,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	98,000,000
Proceeds from private placement	3,550,000
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	89,076
Payments of offering costs	(329,713)
Net cash provided by financing activities	101,334,363

Net Change in Cash	1,316,314
Cash - Beginning	-
Cash - Ending	$1,316,314

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$94,394,110
Change in value of Class A common stock subject to possible redemption	$(36,050)
Deferred underwriters’ discount payable charged to additional paid-in capital	$1,846,265

See accompanying notes to condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Business Operations

Organization and General

Alpha Healthcare Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on July 1, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

The Company has selected December 31 as its fiscal year end.

As of September 30, 2020, the Company had not yet commenced any operations. All activity through September 30, 2020, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

Financing

The registration statement for the Company’s IPO was declared effective on September 17, 2020 (the “Effective Date”). On September 22, 2020, the Company consummated the IPO of 10,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 355,000 Units (the “Private Placement Units”) the Sponsor, Oppenheimer & Co. Inc. and Northland Securities, Inc. (“Northland”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,550,000, which is described in Note 4.

Transaction costs amounted to $4,175,978 consisting of $2,000,000 of underwriting fee, $1,846,265 of deferred underwriting fee and $329,713 of other offering costs.

Trust Account

Following the closing of the IPO on September 22, 2020, an amount of $100,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the private placement units will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination.

The Company’s business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing an agreement to enter into a business combination. However, the Company will only complete a business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a business combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination.

The Company will have 24 months from the closing of the IPO (with the ability to extend with stockholder approval) to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

The Company’s sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if the Company fails to complete the initial business combination within the Combination Period.

The Company’s sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its sponsor would be able to satisfy those obligations.

Liquidity

As of September 30, 2020, the Company had cash outside the Trust Account of $1,316,314 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of September 30, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $89,076 and the remaining net proceeds from the IPO and the sale of Private Placement Units.

The Company anticipates that the $1,316,314 outside of the Trust Account as of September 30, 2020, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed interim financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. The Company’s ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 14, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on September 22, 2020 and September 28, 2020. The interim results for the three months ended September 30, 2020 and for the period from July 1, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities Held in Trust Account

At September 30, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the three months ended September 30, 2020, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2020, 9,435,806 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Income (Loss) per Common Stock

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 5,177,500 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Below is a reconciliation of the net loss per common share:

For the three months ended September 30, 2020
Net loss	$(40,952)
Add: loss attributable to common stock subject to possible redemption	22,177
Adjusted net loss	$(18,775)

Weighted average shares outstanding, basic and diluted(1)	2,888,352

Basic and diluted net loss per common share	$(0.01)

(1)	Calculated from date of issuance (July 1, 2020) through September 30, 2020

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on September 22, 2020, offering costs totaling $4,175,978 have been charged to stockholders’ equity (consisting of $2,000,000 of underwriting fee, $1,846,265 of deferred underwriting fee and $329,713 of other offering costs).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2020
Assets:
Marketable securities held in Trust Account	1	$99,977,823

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO on September 22, 2020, the Company sold 10,000,000 Units, at a purchase price of $10.00 per Unit. Each unit that the Company is offering has a price of $10.00 and consists of one share of Class A common stock and one-half of one redeemable warrant. Only whole warrants are exercisable. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.(see Note 7)

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with the Company’s Sponsor, AHAC Sponsor LLC, Oppenheimer & Co. Inc. the representative of the underwriter, who is referred to as the representatives and Northland ( purchased an aggregate of 355,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $3,550,000. Each placement unit is identical to the units sold in the IPO.

The private placement warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor, the representative, Northland or their permitted transferees. If the private placement warrants are held by holders other than the sponsor, the representative, Northland or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO. In addition, for as long as the private placement warrants are held by the representative, Northland or their designees or affiliates, they may not be exercised after five years from the effective date of the registration statement.

The Company’s sponsor, the representative and Northland have agreed to (i) waive their redemption rights with respect to their private placement shares in connection with the completion of the Company’s initial business combination, (ii) waive their redemption rights with respect to their private placement shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to their private placement shares if the Company fails to complete its initial business combination within 24 months from the closing of the IPO. In addition, the Company’s Sponsor, officers and directors have agreed to vote any founder shares or private placement shares held by them in favor of the Company’s initial business combination.

Note 5 — Related Party Transactions

Founder Shares

On July 20, 2020, the Company issued 2,875,000 shares of Class B common stock to its initial stockholder, AHAC Sponsor, LLC for $25,000, or approximately $0.01 per share. The founder shares include an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full.

As of September 30, 2020, 2,875,000 shares of common stock (the “Founder Shares”) are issued and outstanding.

The over-allotment option was not exercised by the underwriters during the 45-day option period; thus, 375,000 shares were forfeited accordingly as of November 1, 2020.

Promissory Note — Related Party

On July 1, 2020, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured, and due on the earlier of (a) March 31, 2021 or (b) the date on which the Company completes the IPO. The loan will be repaid out of the offering proceeds not held in the Trust Account. As of September 30, 2020, the Company had $89,076 in borrowings outstanding under the promissory note.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the prospectus, to pay an affiliate of the Company’s sponsor a monthly fee of an aggregate of $10,000 for general and administrative services including office space, utilities and secretarial and administrative support. This arrangement will terminate upon completion of a business combination or the liquidation of the Company. For the period July 1, 2020 through September 30, 2020, the Company has accrued $4,334 of administrative fees as a due to related party payable.

Related Party Loans

In addition, in order to finance transactions costs in connection with a business combination, the sponsor, or certain of the Company’s officers, directors, or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units of the post business combination entity at a price of $10.00 per unit.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the founder shares, placement units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of working capital loans, and any shares of Class A common stock issuable upon the exercise of the placement warrants and any shares of Class A common stock and warrants (and underlying Class A common stock) that may be issued upon conversion of the units issued as part of the working capital loans and Class A common stock issuable upon conversion of the founder shares, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to September 22, 2020 the effective date of the IPO, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, the representative and Northland may not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement and may not exercise their demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters have a 45-day option beginning September 22, 2020 to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

On September 22, 2020, the underwriters were paid an underwriting discount of two percent (2.0%) of the gross proceeds of the IPO, or $2,000,000.

In addition, the underwriters are entitled to a deferred underwriting fee of three and a half percent (3.5%) of the gross proceeds of the IPO upon the completion of the Company’s initial business combination. The underwriters have agreed that up to 1% of the deferred underwriting fee may be re-directed to other FINRA member firms that have provided services in connection with the identification and consummation of a business combination, in the sole discretion of the Company; provided, that all such payments to other FINRA member firms may only be made if permitted under applicable law.

The Company may reduce the deferred underwriting fee by up to 50% based on stockholders redeeming their shares for their pro-rata amount of the proceeds in the Trust Account; provided, however, that (a) the underwriters’ maximum deferred underwriting fee reduction based on stockholder redemptions will be 50% regardless of whether stockholder redemptions exceed 50%; and (b) any sums paid to other advisors as discussed above, will be credited against the reduction of and added back to the deferred underwriting fee payable to the underwriters; and (c) under no circumstance will the deferred underwriting fee be less than 1.75% of the gross proceeds of the IPO. As of September 30, 2020, the Company accrued a deferred underwriting fee of $1,846,265 assuming no over-allotment is exercised.

Note 7 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At September 30, 2020, there were 919,194 shares issued and outstanding (excluding 9,435,806 shares subject to possible redemption)

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. At September 30, 2020, there were 2,875,000 shares of Class B common stock issued or outstanding. The founder shares include an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. The over-allotment option was not exercised by the underwriters during the 45-day option period; thus, these shares were forfeited accordingly as of November 1, 2020.

Both Class A and B stockholders vote together as a single class on all matters submitted to a vote of the Company stockholders, with each share of common stock entitling the holder to one vote.

Class B shares are identical to the Class A shares except that Class B shares (founder shares) automatically convert into shares of Class A common stock at the time of the consummation of our initial business combination, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the initial business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO (excluding the placement units and underlying securities) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination or any private placement-equivalent units and their underlying securities issued to our sponsor or its affiliates upon conversion of loans made to us). The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for shares of Class A common stock issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt. Securities could be “deemed issued” for purposes of the conversion rate adjustment if such shares are issuable upon the conversion or exercise of convertible securities, warrants or similar securities.

The holders of the founder shares have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the reported last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property (except as described herein under the section of this prospectus entitled “Principal Stockholders — Restrictions on Transfers of Founder Shares and Placement Units”). Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares.

Warrants — Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO and 30 days after the completion of our initial business combination, and will expire five years after the completion of the Company’s initial business combination, or earlier upon redemption or liquidation.

The Company may redeem outstanding warrants (excluding the warrants contained in the private units) at a price of $0.01 per warrant i) at any time while the warrants are exercisable; ii) upon a minimum of 30 days prior written notice of redemption; iii) if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period commencing once the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders and iv) if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants at the time of redemption and for the entire 30-day trading period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act.

If the Company calls the warrants for redemption as described above, our management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” our management will consider, among other factors, our cash position, the number of warrants that are outstanding and the dilutive effect on our stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of our warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. If the Company (x) issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Alpha Healthcare Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While our efforts to identify a target business may span many industries and regions worldwide, we intend to focus our search for prospects within the healthcare industry in the United States. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

On September 22, 2020, we consummated our initial public offering (the “IPO”) of 10,000,000 units (the “Units”). Each Unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and one-half of one redeemable warrant (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $100,000,000. We granted the underwriters in the IPO, a 45-day option to purchase up to 1,500,000 additional Units solely to cover over-allotments, if any. Oppenheimer & Co. Inc. acted as the sole book running manager and Northland Securities, Inc. acted as the co-manager of the IPO. The securities sold in the IPO were registered under the Securities Act on registration statements on Form S-1 No. 333-240374. The SEC declared the registration statement effective on September 17, 2020.

On September 22, 2020, simultaneously with the consummation of the IPO, we completed the private sale (the “Private Placement”) of an aggregate of 355,000 Units (the “Private Placement Units”) to AHAC Sponsor LLC (our “Sponsor”), Oppenheimer & Co. Inc. and Northland Securities, Inc., generating gross proceeds to us of $3,550,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $100,000,000, comprised of $98,000,000 of the proceeds from the IPO and $2,000,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of September 30, 2020, we had $1,316,314 in cash. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the three months ended September 30, 2020, we had a net loss of $40,952, which consists of formation and operating costs of $18,775 and an unrealized loss on marketable securities held in Trust Account of $22,177.

Liquidity and Capital Resources

As of September 30, 2020, we had cash outside the Trust Account of $1,316,314 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of September 30, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $89,076 and the remaining net proceeds from the IPO and the sale of Private Placement Units.

The Company anticipates that the $1,316,314 outside of the Trust Account as of September 30, 2020, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in the condensed interim financial statements) from the initial stockholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Related Party Transactions

Founder Shares

On July 20, 2020, we issued 2,875,000 shares of Class B common stock to our initial stockholder, AHAC Sponsor, LLC for $25,000, or approximately $0.01 per share. The founder shares include an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of September 30, 2020, 2,875,000 shares of common stock (the “Founder Shares”) are issued and outstanding. The over-allotment option was not exercised by the underwriters during the 45-day option period; thus, these shares were forfeited accordingly as of November 1, 2020.

Promissory Note — Related Party

On July 1, 2020, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured, and due on the earlier of (a) March 31, 2021 or (b) the date on which we complete the IPO. The loan will be repaid out of the offering proceeds not held in the Trust Account. As of September 30, 2020, we had $89,076 in borrowings outstanding under the promissory note.

Administrative Service Fee

We have agreed to pay an affiliate of our sponsor a monthly fee of an aggregate of $10,000 for general and administrative services including office space, utilities and secretarial and administrative support. This arrangement will terminate upon completion of a business combination or the liquidation of the Company. For the period July 1, 2020 through September 30, 2020, we accrued $4,334 of administrative fees as a due to related party payable.

Related Party Loans

In addition, in order to finance transactions costs in connection with a business combination, the sponsor, or certain of the Company’s officers, directors, or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units of the post business combination entity at a price of $10.00 per unit.

Commitments and Contingencies

Registration Rights

The holders of the founder shares, placement units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of working capital loans, and any shares of Class A common stock issuable upon the exercise of the placement warrants and any shares of Class A common stock and warrants (and underlying Class A common stock) that may be issued upon conversion of the units issued as part of the working capital loans and Class A common stock issuable upon conversion of the founder shares, will be entitled to registration rights pursuant to the registration rights agreement requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On September 22, 2020, the underwriters were paid an underwriting discount of two percent (2.0%) of the gross proceeds of the IPO, or $2,000,000. In addition, the underwriters are entitled to a deferred underwriting fee of three and a half percent (3.5%) of the gross proceeds of the IPO upon the completion of the Company’s initial business combination. The underwriters have agreed that up to 1% of the deferred underwriting fee may be re-directed to other FINRA member firms that have provided services in connection with the identification and consummation of a business combination, in the sole discretion of the Company; provided, that all such payments to other FINRA member firms may only be made if permitted under applicable law.

The Company may reduce the deferred underwriting fee by up to 50% based on stockholders redeeming their shares for their pro-rata amount of the proceeds in the Trust Account; provided, however, that (a) the underwriters’ maximum deferred underwriting fee reduction based on stockholder redemptions will be 50% regardless of whether stockholder redemptions exceed 50%; and (b) any sums paid to other advisors as discussed above, will be credited against the reduction of and added back to the deferred underwriting fee payable to the underwriters; and (c) under no circumstance will the deferred underwriting fee be less than 1.75% of the gross proceeds of the IPO. As of September 30, 2020, the Company accrued a deferred underwriting fee of $1,846,265.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the underwriters are entitled to a deferred fee of $1,846,265 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and the sale of the Private Placement Units are held in the Trust Account and will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on September 18, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On September 22, 2020, we consummated our initial public offering (the “IPO”) of 10,000,000 units (the “Units”). Each Unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and one-half of one redeemable warrant (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $100,000,000. We granted the underwriters in the IPO, a 45-day option to purchase up to 1,500,000 additional Units solely to cover over-allotments, if any. Oppenheimer & Co. Inc. acted as the sole book running manager and Northland Securities, Inc. acted as the co-manager of the IPO. The securities sold in the IPO were registered under the Securities Act on registration statements on Form S-1 No. 333-240374. The SEC declared the registration statement effective on September 17, 2020.

On September 22, 2020, simultaneously with the consummation of the IPO, we completed the private sale (the “Private Placement”) of an aggregate of 355,000 Units (the “Private Placement Units”) to AHAC Sponsor LLC, Oppenheimer & Co. Inc. and Northland Securities, Inc., generating gross proceeds to us of $3,550,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $100,000,000, comprised of $98,000,000 of the proceeds from the IPO and $2,000,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We paid a total of $4,175,978 of transaction costs consisting of $2,000,000 of underwriting fee, $1,846,265 of deferred underwriting fee and $329,713 of other offering costs.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

1.1	Underwriting Agreement, dated September 17, 2020, by and between the Company and Oppenheimer & Co. Inc., as representative of the several underwriters. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

4.1	Warrant Agreement, dated September 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Letter Agreement, dated September 17, 2020, by and among the Company, its officers, its directors and the Sponsor. (1)

10.2	Investment Management Trust Agreement, dated September 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated September 17, 2020, by and among the Company and certain security holders. (1)

10.4	Administrative Support Agreement, dated September 17, 2020, by and between the Company and Constellation Alpha Holdings LLC. (1)

10.5	Unit Subscription Agreement, dated September 17, 2020, by and between the Company and the Sponsor. (1)

10.6	Unit Subscription Agreement, dated September 17, 2020, by and between the Company and Oppenheimer & Co. Inc. (1)

10.7	Unit Subscription Agreement, dated September 17, 2020, by and between the Company and Northland Securities, Inc. (1)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 22, 2020 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 12th day of November, 2020.

Alpha Healthcare Acquisition Corp.

By:	/s/ Rajiv S. Shukla
	Name:	Rajiv S. Shukla
	Title:	Chief Executive Officer