Form 10-K/A
period 2020-12-31
Alpha Healthcare Acquisition Corp.
filed 2021-05-14
CIK 1818382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Alpha Healthcare Acquisition Corp. as of and for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on February 16, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on September 22, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 7, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements as of September 22, 2020 and for the periods beginning with the period from July 1, 2020 (inception) through December 31, 2020, and for the quarterly period ended September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on September 22, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations for each reporting period. Management also reassessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Staff Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the Warrants as components of equity instead of as derivative liabilities. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment No. 1.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues, costs of operating our business or the other non-cash adjustments to the Financial Statement, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. In addition, the Company has not amended its previously filed Quarterly Reports on Form 10-Q or current reports on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Our warrants are accounted for as derivative liabilities and are recorded at fair value with changes in fair value for each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We are accounting for both the public warrants and the placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our common stock represents the primary underlying variable that impacts the value of the liability related to the warrants, which are accounted for as derivative instruments. Additional factors that impact the value of the warrants as derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements to correct the accounting treatment for the Company’s warrants.

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements and related disclosures for the periods disclosed in order to correct the accounting treatment for the Company’s warrants following the publication of the SEC’s Staff Statement on April 12, 2021. See Note 2—Restatement of Previously Issued Financial Statements below for further information. In addition, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 and that the Company’s internal control over financial reporting was not effective as of December 31, 2020 solely as a result of a material weakness in controls related to the accounting for the Company’s warrants. See Item 9A “Controls and Procedures”. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures (or in SPACs or former SPAC companies in general), and may raise reputational risks for our business.

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

For the period from July 1, 2020 (Inception) through December 31, 2020, we had a net income of $1,419,645. We incurred $249,524 of formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses. We had interest income of $30 on the operating account and $16,161 of interest of the trust account.

As a result of the restatement described in Note 2 to the financial statements included herein, we classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. As part of the reclassification to warrant liability, we reclassed a portion of the offering costs associated with the IPO originally charged to stockholders’ equity, to an expense in the statement of operations in the amount of $317,023 based on a relative fair value basis. For the period from July 1, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $1,970,001.

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

The Company anticipates that the $1,094,761 outside of the trust account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 6 to our financial statements) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 5,152,500 warrants in connection with our initial public offering (5,000,000) and private placement (152,500) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The initial fair value of warrants issued in connection with the initial public offering and private placement has been estimated using Monte-Carlo simulations at each measurement date.

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

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on September 22, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the September 2020 initial public offering, see Note 2 to the accompanying financial statements.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

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

PART IV

Item 15 Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	By Laws (2)

4.1	Warrant Agreement, dated September 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

4.2***	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

10.1	Letter Agreement, dated September 17, 2020, by and among the Company, its officers, its directors and the Sponsor. (1)

10.2	Investment Management Trust Agreement, dated September 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated September 17, 2020, by and among the Company and certain security holders. (1)

10.4	Administrative Support Agreement, dated September 17, 2020, by and between the Company and Constellation Alpha Holdings LLC. (1)

10.5	Unit Subscription Agreement, dated September 17, 2020, by and between the Company and the Sponsor. (1)

10.6	Unit Subscription Agreement, dated September 17, 2020, by and between the Company and Oppenheimer & Co. Inc. (1)

10.7	Unit Subscription Agreement, dated September 17, 2020, by and between the Company and Northland Securities, Inc. (1)

10.8	Promissory Note, dated July 20, 2020, issued to AHAC Sponsor LLC (2)

10.9	Securities Subscription Agreement, dated July 20, 2020, between the Company and AHAC Sponsor LLC (2)

14.1	Code of Ethics (2)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Previously filed with the Registrant’s original Form 10-K on February 16, 2021.
(1)	Incorporated by reference to the Registrant’s Form 8-K, filed with the Commission on September 22, 2020.
(2)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1, filed with the Commission on September 1, 2020.

Item 16 Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2021

Alpha Healthcare Acquisition Corp.

/s/ Rajiv Shukla
Name:	Rajiv Shukla
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rajiv Shukla	Chief Executive Officer and Chairman	May 14, 2021
Rajiv Shukla	(Principal Executive Officer)

/s/ Patrick A. Sturgeon	Chief Financial Officer	May 14, 2021
Patrick A. Sturgeon	(Principal Financial and Accounting Officer)

/s/ Terrance L. Carlson	Director	May 14, 2021
Terrance L. Carlson

/s/ Brian Robertson	Director	May 14, 2021
Brian Robertson

/s/ Bruce A. Springer	Director	May 14, 2021
Bruce A. Springer

/s/ Kevin Xie	Director	May 14, 2021
Kevin Xie

Alpha Healthcare Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Alpha Healthcare Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Alpha Healthcare Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 1, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 1, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from July 1, 2020 (inception) through December 31, 2020, have been restated.

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

New York, NY
February 16, 2021, except for the effects of the restatements discussed in Note 2 as to which the date is May 14, 2021.

ALPHA HEALTHCARE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(Restated)

Assets
Cash	$1,094,761
Prepaid assets	148,977
Total current assets	1,243,738
Marketable Securities held in Trust Account	100,016,161
Total Assets	$101,259,899

Liabilities and Stockholders’ Equity
Accounts payable	$5,000
Franchise tax payable	113,475
Due to related party	34,334
Promissory note – related party	95,136
Total current liabilities	247,945
Warrant liabilities	6,038,351
Deferred underwriters’ discount payable	1,959,758
Total liabilities	8,246,054

Commitments
Class A common stock subject to possible redemption, 8,801,384 shares at redemption value	88,013,840

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,553,616 shares issued and outstanding (excluding 8,801,384 shares subject to possible redemption)	156
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	3,579,954
Retained earnings	1,419,645
Total stockholders’ equity	5,000,005

Total Liabilities and Stockholders’ Equity	$101,259,899

See accompanying notes to the financial statements.

ALPHA HEALTHCARE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 1, 2020 (INCEPTION) TO DECEMBER 31, 2020

(Restated)

Formation and operating costs	$249,524
Loss from operations	(249,524)

Other Income
Interest income	16,191
Change in fair value of warrant liabilities	1,970,001
Offering expenses related to warrant issuance	(317,023)
Total other income	1,669,169

Net income	$1,419,645

Weighted average shares outstanding of Class A common stock	6,338,515
Basic and diluted net income per share Class A common stock	$0.00
Weighted average shares outstanding of Class B common stock	2,500,000
Basic and diluted net income per shares of Class B common stock	$0.56

See accompanying notes to the financial statements.

ALPHA HEALTHCARE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2020 (INCEPTION) TO DECEMBER 31, 2020

(Restated)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of July 1, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Sale of Units in Initial Public Offering, net of underwriter fee and fair value of public warrants	10,000,000	1,000	—	—	99,999,000	—	100,000,000
Underwriter fee	—	—	—	—	(2,000,000)	—	(2,000,000)
Fair value of warrants	—	—	—	—	(8,008,352)	—	(8,008,352)
Reclassification of offering cost related to warrant issuance	—	—	—	—	317,023	—	317,023
Sale of Private Placement Units	355,000	36	—	—	3,549,964	—	3,550,000
Forfeiture of 375,000 shares by initial stockholders	—	—	(375,000)	(38)	38	—	—
Deferred underwriting discount	—	—	—	—	(1,959,758)	—	(1,959,758)
Other offering costs charged to the stockholders’ equity	—	—	—	—	(329,713)	—	(329,713)
Change in Class A common stock subject to possible redemption	(8,801,384)	(880)	—	—	(88,012,960)	—	(88,013,840)
Net income	—	—	—	—	—	1,419,645	1,419,645
Balance as of December 31, 2020	1,553,616	$156	2,500,000	$250	$3,579,954	$1,419,645	$5,000,005

See accompanying notes to the financial statements.

ALPHA HEALTHCARE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 1, 2020 (INCEPTION) TO DECEMBER 31, 2020

(Restated)

Cash Flows from Operating Activities:
Net income	$1,419,645
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust	(16,161)
Change in fair value of warrant liabilities	(1,970,001)
Offering costs allocated to warrants	317,023
Changes in current assets and current liabilities:
Prepaid assets	(148,977)
Due to related party	34,334
Franchise tax payable	113,475
Accounts payable	5,000
Net cash used in operating activities	(245,662)

Cash Flows from Investing Activities:
Investment of cash into trust account	(100,000,000)
Net cash used in investing activities	(100,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	98,000,000
Proceeds from private placement	3,550,000
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	95,136
Payments of offering costs	(329,713)
Net cash provided by financing activities	101,340,423

Net Change in Cash	1,094,761
Cash - Beginning	-
Cash - Ending	$1,094,761

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$86,243,120
Initial value of warrant liabilities	$8,008,352
Change in value of Class A common stock subject to possible redemption	$1,770,720
Deferred underwriters’ discount payable charged to additional paid-in capital	$1,959,758

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

Financing

The registration statement for the Company’s IPO was declared effective on September 17, 2020 (the “Effective Date”). On September 22, 2020, the Company consummated the IPO of 10,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000, which is described in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 355,000 Units (the “Private Placement Units”) the Sponsor, Oppenheimer & Co. Inc. (“Oppenheimer”) and Northland Securities, Inc. (“Northland”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,550,000, which is described in Note 5.

Transaction costs amounted to $4,197,388 consisting of $2,000,000 of underwriting fee, $1,959,758 of deferred underwriting fee and $329,713 of other offering costs. Of the total transaction cost $317,023 was expensed as non-operating expenses in that statement of operations with the rest of the offering cost charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

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

The Company anticipates that the $1,094,761 outside of the Trust Account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Restatement of Previously Issued Financial Statements

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting for Public and Private Placement Warrants, collectively (“Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company has restated the financial statements to classify the Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.

Accordingly, the Company has have restated the value and classification of the Warrants in the Company's financial statements included herein (“Restatement”).

The following summarizes the effect of the Restatement on each financial statement line item for each period presented herein, each prior interim period of the current fiscal year, and as of the date of the Company’s consummation of its IPO.

As of December 31, 2020	As Reported	Adjustment	As Adjusted
Balance Sheet			-
Warrant Liabilities	$-	$6,038,351	$6,038,351
Deferred underwriting fee	1,847,788	111,970	1,959,758
Total Liabilities	2,095,733	6,150,321	8,246,054
Shares Subject to Redemption	94,164,160	(6,150,321)	88,013,840
Class A Common Stock	94	62	156
Class B Common Stock	250	-	250
Additional Paid in Capital	5,232,995	(1,653,041)	3,579,954
(Accumulated Deficit)/Retained Earnings	(233,333)	1,652,978	1,419,645
Total Stockholders' Equity	$5,000,006	$(1)	$5,000,005

ALPHA HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the from July 1, 2020 (inception) to December 31, 2020	As Reported	Adjustment	As Adjusted
Statement of Operations:
Loss from operations	$(249,524)	$-	$(249,524)
Other (expense) income:	-	-	-
Change in fair value of warrant liabilities	-	1,970,001	1,970,001
Offering expense related to warrant issuance	-	(317,023)	(317,023)
Interest income	16,191	-	16,191
Total other (expense) income	16,191	1,652,978	1,669,169
Net (loss)/income	(233,333)	1,652,978	1,419,645

Weighted average shares outstanding – basic and diluted	3,060,308	(3,060,308)	-
Basic and Diluted net (loss)/income per share	$(0.08)	$0.08	$-
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	-	6,338,515	6,338,515
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	-	$0.00	$0.00
Weighted average shares outstanding, Non-redeemable ordinary shares	-	2,500,000	2,500,000
Basic and diluted net loss per share, Non-redeemable ordinary shares	-	$0.56	$0.56

For the period from July 1, 2020 (inception) to December 31, 2020	As Reported	Adjustment	As Adjusted
Statement of Cash Flows:
Net (loss) / income	$(233,333)	$1,652,978	$1,419,645
Change in fair value of warrant liabilities	-	1,970,001	1,970,001
Offering expense related to warrant issuance	-	(317,023)	(317,023)
Adjustments to reconcile net loss to net cash used in operating activities
Net cash used in operating activities	(245,662)	-	(245,662)
Net cash used in investing activities	(100,000,000)	-	(100,000,000)
Net cash provided by financing activities	101,340,423	-	101,340,423
Net change in cash	$1,094,761	$-	$1,094,761
Supplemental Non-cash financing activities disclosure
Initial value of Class A common stock subject to possible redemption	$94,394,110	$(8,150,990)	$86,243,120
Initial value of warrant liabilities	$-	$8,008,352	$8,008,352
Change in value of Class A common stock subject to possible redemption	$(229,950)	$2,000,670	$1,770,720
Deferred underwriters’ discount payable charged to additional paid-in-capital	$1,847,788	$111,970	$1,959,758

As of September 30, 2020	As Reported	Adjustment	As Adjusted
Balance Sheet
Warrant Liabilities	$-	$7,790,373	$7,790,373
Deferred underwriting fee	1,846,265	140,937	1,987,202
Total Liabilities	1,966,737	7,931,310	9,898,047
Shares Subject to Redemption	94,358,060	(7,931,310)	86,426,750
Class A Common Stock	92	80	172
Class B Common Stock	288		288
Additional Paid in Capital	5,040,582	98,964	5,139,546
(Accumulated Deficit)	(40,952)	(99,044)	(139,996)
Total Stockholders' Equity	5,000,010	-	5,000,010

ALPHA HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the period from July 1, 2020 (inception) to September 30, 2020	As Reported	Adjustment	As Adjusted
Statement of Operations:
Loss from operations	$(18,775)	$-	$(18,775)
Other (expense) income:
Change in fair value of warrant liabilities	-	217,979	217,979
Offering expense related to warrant issuance	-	(317,023)	(317,023)
Interest income	(22,177)	-	(22,177)
Total other (expense) income	(22,177)	(99,044)	(121,221)
Loss	$(40,952)	$-	$(139,996)

Weighted average shares outstanding – basic and diluted	2,888,352	(2,888,352)	-
Basic and Diluted net (loss)/income per share	$(0.01)	0.01	$-
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	-	910,330	910,330
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	-	$(0.02)	$(0.02)
Weighted average shares outstanding, Non-redeemable ordinary shares	-	1,978,022	1,978,022
Basic and diluted net loss per share, Non-redeemable ordinary shares	-	$(0.06)	$(0.06)

For the period from July 1, 2020 (inception) to September 30, 2020	As Reported	Adjustment	As Adjusted
Statement of Cash Flows:
Net loss	(40,952)	(99,044)	(139,996)
Adjustments to reconcile net loss to net cash used in operating activities	-	-	-
Change in fair value of warrant liabilities	-	217,979	217,979
Offering expense related to warrant issuance	-	(317,023)	(317,023)
Net cash used in operating activities	(18,049)	-	(18,049)
Net cash used in investing activities	(100,000,000)	-	(100,000,000)
Net cash provided by financing activities	101,334,363	-	101,334,363
Net change in cash	$1,316,314	$-	$1,316,314
Supplemental Non-cash financing activities disclosure
Initial value of Class A common stock subject to possible redemption	$94,394,110	$(8,150,990)	$86,243,120
Initial value of warrant liabilities	$-	$8,008,352	$8,008,352
Change in value of Class A common stock subject to possible redemption	$(36,050)	$219,680	$183,630
Deferred underwriters’ discount payable charged to additional paid-in-capital	$1,846,265	$140,937	$1,987,202

As of September 22, 2020	As Reported	Adjustment	As Adjusted
Balance Sheet
Warrant Liabilities	$-	$8,008,352	$8,008,352
Deferred underwriting fee	1,848,103	142,642	1,990,745
Total Liabilities	2,177,082	8,150,994	10,328,076
Shares Subject to Redemption	94,394,110	(8,150,990)	86,243,120
Class A Common Stock	92	82	174
Class B Common Stock	288		288
Additional Paid in Capital	5,002,694	316,937	5,319,631
(Accumulated Deficit)	(3,066)	(317,023)	(320,089)
Total Stockholders' Equity	$5,000,008	$(4)	$5,000,004

ALPHA HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Significant Accounting Policies

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

ALPHA HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 8,801,384 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Below is a reconciliation of the net income per common share:

For the period From July 1, 2020 (Inception) through December 31, 2020
Numerator Earnings allocable to Class A common stock subject to possible redemption
Interest income on Trust account	$16,161
Class A common stock subject to possible redemption net earnings	$16,161
Denominator: Weighted average Class A shares subject to possible redemption
Class A Common stock subject to possible redemption, basic and diluted	6,338,515
Earnings/basic and diluted per share Class A common stock subject to possible redemption	$0.00
Numerator: Net income minus Earnings allocable to Class A common stock subject to possible redemption
Net income (loss)	$1,419,645
Less : Earnings allocable to Class A common stock subject to possible redemption	16,161
Non-redeemable ordinary shares net income	$1,403,484
Denominator: weighted average Non-redeemable ordinary shares
Non-redeemable ordinary shares, basic and diluted	2,500,000
Income/Basic and diluted per share Non-redeemable ordinary shares	$0.56

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on December 31, 2020, offering costs totaling $4,289,471 have been charged to stockholders’ equity (consisting of $2,000,000 of underwriting fee, $1,959,758 of deferred underwriting fee and $329,713 of other offering costs). Of the total transaction cost $317,023 was expensed as non-operating expenses in that statement of operations with the rest of the offering cost charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

ALPHA HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 5,152,500 common stock warrants issued in connection with its Initial Public Offering (5,000,000) and Private Placement (152,500) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

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

Note 4 — Initial Public Offering

Pursuant to the IPO on September 22, 2020, the Company sold 10,000,000 Units, at a purchase price of $10.00 per Unit. Each unit that the Company is offering has a price of $10.00 and consists of one share of Class A common stock and one-half of one redeemable warrant. Only whole warrants are exercisable. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share (see Note 9).

ALPHA HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Note 7 — Commitments & Contingencies

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

The Company may reduce the deferred underwriting fee by up to 50% based on stockholders redeeming their shares for their pro-rata amount of the proceeds in the Trust Account; provided, however, that (a) the underwriters’ maximum deferred underwriting fee reduction based on stockholder redemptions will be 50% regardless of whether stockholder redemptions exceed 50%; and (b) any sums paid to other advisors as discussed above, will be credited against the reduction of and added back to the deferred underwriting fee payable to the underwriters; and (c) under no circumstance will the deferred underwriting fee be less than 1.75% of the gross proceeds of the IPO. As December 31, 2020, the Company accrued a deferred underwriting fee of $1,959,758 assuming no over-allotment is exercised.

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

Note 8 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31, 2020, there were 1,553,616 shares issued and outstanding (excluding 8,801,384 shares subject to possible redemption)

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. At December 31, 2020, there were 2,500,000 shares of Class B common stock issued or outstanding.

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

Note 9 — Warrants

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

Note 10 — Investment Held in Trust Account

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

ALPHA HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 11 — Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$28,570
Federal Net Operating loss	20,430
Total deferred tax asset	49,000
Valuation allowance	(49,000)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	(49,000)
State
Current	—
Deferred	—
Change in valuation allowance	(49,000)
Income tax provision	$—

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liabilities	(29.1)%
Offering expenses	4.6%
Change in valuation allowance	3.5%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception.

ALPHA HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 12 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Mutual Funds held in Trust Account	$29,851	$29,851	$-	$-
U.S. Treasury Securities held in Trust Account	99,983,000	99,983,000	-	-
Liabilities:
Warrant liabilities (Restated)	6,038,351	-	-	6,038,351
	$106,051,202	$100,012,851	$-	$6,038,351

ALPHA HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2020.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At September 22, 2020 (Initial Measurement)	At September 30, 2020	At December 31, 2020
Stock price	$9.26	$9.14	$10.17
Strike price	$11.50	$11.50	$11.50
Term (in years)	5.42	5.38	5.13
Volatility	24.4%	24.4%	24.4%
Risk-free rate	0.33%	0.32%	0.38%
Dividend yield	0.0%	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities

Fair value as of July 1, 2020	$—	$—	$—
Initial measurement on September 18, 2020	7,770,722	237,630	8,008,352
Change in valuation inputs or other assumptions	(215,870)	(7,056)	(217,979)
Fair value as of September 30, 2020	7,554,852	230,574	7,790,373
Change in valuation inputs or other assumptions	(1,804,852)	52,830	(1,752,022)
Fair value as of December 31, 2020	$5,750,000	$288,351	$6,038,351

Note 13 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.