Form 10-Q
period 2021-03-31
Alpha Healthcare Acquisition Corp.
filed 2021-05-17
CIK 1818382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, 10,355,000 Class A common stock, par value $0.0001, and 2,500,000 Class B common stock, par value $0.0001, were issued and outstanding.

Alpha Healthcare Acquisition Corp.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA HEALTHCARE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$513,059	$1,094,761
Prepaid expenses	124,582	148,977
Total current assets	$637,641	$1,243,738
Cash Held in Trust account	100,029,852	100,016,161
Total assets	100,667,493	101,259,899

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,000	$5,000
Franchise tax payable	113,475	113,475
Due to related party	10,000	34,334
Promissory Note – Related Party	7,172	95,136
Total current liabilities	135,647	247,945
Warrant Liabilities	14,993,775	6,038,351
Deferred underwriters’ discount	2,127,821	1,959,758
Total liabilities	17,257,243	8,246,054

Commitments
Class A common stock subject to possible redemption, 7,841,024 and 8,801,384 shares at redemption value	78,410,240	88,013,840

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,513,976 shares and 1,553,616 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (excluding 7,841,024 and 8,801,384 shares subject to possible redemption, respectively)	252	156
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,500,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	250	250
Additional paid-in capital	13,015,395	3,579,954
Accumulated earnings (deficit)	(8,015,887)	1,419,645
Total stockholders’ equity	5,000,010	5,000,005
Total liabilities and stockholders’ equity	$100,667,493	$101,259,899

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operating costs	$493,818
Loss from operations	(493,818)

Other Loss
Interest income	19
Change in fair value of warrant liabilities	(8,955,424)
Interest income on marketable securities held in Trust account	13,691
Total other income (loss)	(8,941,714)

Net loss	$(9,435,532)

Weighted average shares outstanding, Class A common stock subject to possible redemption	10,350,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00
Weighted average shares outstanding, Non-redeemable common stock	8,625,000
Basic and diluted net loss per share, Non-redeemable	$(0.20)

See accompanying notes to the financial statements.

ALPHA HEALTHCARE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Common Stock				Additional	Accumulated	Total
	Class A		Class B		Paid-In	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance as of December 31, 2020	1,553,616	$156	2,500,000	$250	$3,579,954	$1,419,645	$5,000,005
Change in deferred underwriter discount	—	—	—	—	(168,063)	—	(168,063)
Change in Class A common stock subject to possible redemption	960,360	96	—	—	9,603,504	—	9,603,600
Net loss	—	—	—	—	—	(9,435,532)	(9,435,532)
Balance as of March 31, 2021	2,513,976	$252	2,500,000	$250	$13,015,395	$(8,015,887)	$5,000,010

See accompanying notes to the financial statements.

ALPHA HEALTHCARE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(9,435,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	8,955,424
Income on trust account	(13,691)
Changes in current assets and current liabilities:
Prepaid assets	24,395
Due to related party	(24,334)
Net cash used in operating activities	(493,738)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	52,627
Repayment of promissory note to related party	(140,591)
Net cash used in financing activities	(87,964)

Net Change in Cash	(581,702)
Cash - Beginning	1,094,761
Cash - Ending	$513,059

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(9,603,600)
Change in deferred underwriter discount payable charged to additional paid in capital	$168,063

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

As of March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity

As of March 31, 2021, the Company had cash outside the Trust Account of $513,059 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2021 and December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $147,763 and the remaining net proceeds from the IPO and the sale of Private Placement Units.

The Company anticipates that the $513,059 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A filed with the SEC on May 14, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

ALPHA HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Marketable Securities Held in Trust Account

At March 31, 2021, the Trust Account had $100,029,852 held in marketable securities. During period January 1, 2021 to March 31, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account.

ALPHA HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 7,841,024 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss per Common Stock

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 5,177,500 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Below is a reconciliation of the net income per common share:

For the three months March 31, 2021
Numerator Earnings allocable to Class A common stock
Interest income on Trust account	$13,691
Class A common stock net earnings	$13,691
Denominator: Weighted average Class A shares
Class A Common stock, basic and diluted	10,355,000
Earnings/basic and diluted per share Class A common stock	$0.00
Numerator: Net income minus Earnings allocable to Class A common stock
Net income (loss)	$(9,435,532)
Less : Earnings allocable to Class A common stock	13,691
Class B net income	$(9,449,223)
Denominator: weighted average Class B common stock
Class B common stock, basic and diluted	2,500,000
Income/Basic and diluted per share Class B common stock	$(3.78)

ALPHA HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on September 22, 2020, offering costs totaling $4,289,471 have been charged to stockholders’ equity (consisting of $2,000,000 of underwriting fee, $1,959,758 of deferred underwriting fee and $329,713 of other offering costs). Of the total transaction cost $317,023 was expensed as non-operating expenses in that statement of operations with the rest of the offering cost charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

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

The Company accounts for its 5,177,500 common stock warrants issued in connection with its Initial Public Offering (5,000,000) and Private Placement (177,500) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3 — Initial Public Offering

Pursuant to the IPO on September 22, 2020, the Company sold 10,000,000 Units, at a purchase price of $10.00 per Unit. Each unit that the Company is offering has a price of $10.00 and consists of one share of Class A common stock and one-half of one redeemable warrant. Only whole warrants are exercisable. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share (see Note 8).

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

Note 5 — Related Party Transactions

Founder Shares

On July 20, 2020, the Company issued 2,875,000 shares of Class B common stock to its initial stockholder, AHAC Sponsor, LLC for $25,000, or approximately $0.01 per share. The founder shares include an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. The over-allotment option was not exercised by the underwriters during the 45-day option period; thus, 375,000 shares were forfeited accordingly as of November 1, 2020. As of March 31, 2021 and December 31, 2020, 2,500,000 shares of common stock (the “Founder Shares”) are issued and outstanding.

Promissory Note — Related Party

On July 1, 2020, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured, and due on the earlier of (a) March 31, 2021 or (b) the date on which the Company completes the IPO. The loan will be repaid out of the offering proceeds not held in the Trust Account. As of March 31, 2021, the Company had $7,172 in borrowings outstanding under the promissory note.

ALPHA HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Administrative Service Fee

The Company has agreed, commencing on the effective date of the prospectus, to pay an affiliate of the Company’s sponsor a monthly fee of an aggregate of $10,000 for general and administrative services including office space, utilities and secretarial and administrative support. This arrangement will terminate upon completion of a business combination or the liquidation of the Company. For the three months ended March 31, 2021, the Company incurred $30,000 in administrative service fee.

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

The Company may reduce the deferred underwriting fee by up to 50% based on stockholders redeeming their shares for their pro-rata amount of the proceeds in the Trust Account; provided, however, that (a) the underwriters’ maximum deferred underwriting fee reduction based on stockholder redemptions will be 50% regardless of whether stockholder redemptions exceed 50%; and (b) any sums paid to other advisors as discussed above, will be credited against the reduction of and added back to the deferred underwriting fee payable to the underwriters; and (c) under no circumstance will the deferred underwriting fee be less than 1.75% of the gross proceeds of the IPO. As March 31, 2021, the Company accrued a deferred underwriting fee of $2,127,821.

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

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 2,513,976 and 1,553,616 shares issued and outstanding (excluding 7,841,024 and 8,801,384 shares subject to possible redemption)

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 2,500,000 shares of Class B common stock issued or outstanding.

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

Note 8 — Warrants

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

ALPHA HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Warrant liabilities - Public Warrants	14,550,000	14,550,000	-	-
Warrant liabilities – Private Warrants	443,775			443,775
	$14,993,775	$14,550,000	$-	$443,775

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

ALPHA HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021 and the year ended December 31, 2020.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 31, 2021	At December 31, 2020
Stock price	$10.83	$10.17
Strike price	$11.50	$11.50
Term (in years)	4.89	5.13
Volatility	24.4%	24.4%
Risk-free rate	0.84%	0.38%
Dividend yield	0.0%	0.0%

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those set forth in the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the SEC on May 14, 2021, and as described in our other Securities and Exchange Commission (“SEC”) filings.

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

As indicated in the accompanying financial statements, as of March 31, 2021, we had $513,059 in cash. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Proposed Business Combination

On February 17, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Hunter Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Humacyte, Inc., a Delaware corporation (“Humacyte”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Humacyte, with Humacyte surviving as a wholly-owned subsidiary of the Company (the “Business Combination”). Upon the closing of the Business Combination (the “Closing”), it is anticipated that the Company will change its name to “Humacyte, Inc.” For additional information about the Business Combination Agreement and the ancillary documents executed or to be executed in connection therewith, see Note 1 to the “Notes to Unaudited Condensed Financial Statements” included in this Report.

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

For the three months ended March 31, 2021, we had a net loss of $9,435,532, which consists of formation and operating costs of $493,818 and investment income of $13,710 and change in fair value in warrant liabilities of $8,955,424.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash outside the Trust Account of $513,059 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2021 and December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $147,763 and the remaining net proceeds from the IPO and the sale of Private Placement Units.

The Company anticipates that the $513,059 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Promissory Note — Related Party

On July 1, 2020, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured, and due on the earlier of (a) March 31, 2021 or (b) the date on which we complete the IPO. The loan will be repaid out of the offering proceeds not held in the Trust Account. As of March 31, 2021, the Company had $7,172 in borrowings outstanding under the promissory note.

Administrative Service Fee

We have agreed to pay an affiliate of our sponsor a monthly fee of an aggregate of $10,000 for general and administrative services including office space, utilities and secretarial and administrative support. This arrangement will terminate upon completion of a business combination or the liquidation of the Company. For the three months ended March 31, 2021, the Company incurred $30,000 in administrative service fee.

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

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, AHAC Sponsor LLC (“Sponsor”) and the other holders (the “Company Supporting Stockholders”) of the Company’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock”) entered into a support agreement with the Company and Humacyte (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, each Company Supporting Stockholder agreed to vote, at any meeting of the stockholders of the Company and in any action by written consent of the stockholders of the Company, all of such Company Supporting Stockholder’s Class A Common Stock and Class B Common Stock (i) in favor of (a) the Business Combination Agreement and the transactions contemplated thereby and (b) the other proposals that the Company and Humacyte agreed in the Business Combination Agreement shall be submitted at such meeting for approval by the Company’s stockholders together with the proposal to obtain the Company Stockholder Approval (the “Required Transaction Proposals”) and (ii) against any proposal that conflicts or materially impedes or interferes with any Required Transaction Proposals or that would adversely affect or delay the Business Combination. The Sponsor Support Agreement also prohibits each Company Supporting Stockholder from, among other things and subject to certain exceptions, selling, assigning or transferring any Class A Common Stock or Class B Common Stock held by such Company Supporting Stockholder or taking any action that would have the effect of preventing or materially delaying such Company Supporting Stockholder from performing his, her or its obligations under the Sponsor Support Agreement. In addition, in the Sponsor Support Agreement, each Company Supporting Stockholder agreed to waive, and not to assert or perfect, among other things, any rights to adjustment or other anti-dilution protections with respect to the rate at which the shares of Class B Common Stock held by the Company Supporting Stockholders convert into shares of Class A Common Stock in connection with the transactions contemplated by the Business Combination Agreement.

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

The Company may reduce the deferred underwriting fee by up to 50% based on stockholders redeeming their shares for their pro-rata amount of the proceeds in the Trust Account; provided, however, that (a) the underwriters’ maximum deferred underwriting fee reduction based on stockholder redemptions will be 50% regardless of whether stockholder redemptions exceed 50%; and (b) any sums paid to other advisors as discussed above, will be credited against the reduction of and added back to the deferred underwriting fee payable to the underwriters; and (c) under no circumstance will the deferred underwriting fee be less than 1.75% of the gross proceeds of the IPO. As March 31, 2021, the Company accrued a deferred underwriting fee of $2,127,821.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the underwriters are entitled to a deferred fee of $2,127,821 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Warrant Derivative Liability

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and the sale of the Private Placement Units are held in the Trust Account and will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in evaluating complex accounting issues which resulted in a restatement of our December 31, 2020 financial statements.

Restatement of Previously Issued Financial Statements

On May 14, 2021, we revised our prior position on accounting for warrants and restated our December 31, 2020 financial statements to reclassify the Company’s warrant. These non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending March 31, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our December 31, 2020 financial statements had not yet been identified. Our plans at this time include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our annual report on Form 10-K/A filed with the SEC on May 14, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

We paid a total of $4,197,388 of transaction costs consisting of $2,000,000 of underwriting fee, $1,959,758 of deferred underwriting fee and $329,713 of other offering costs. Of the total transaction cost $317,023 was expensed as non-operating expenses in that statement of operations with the rest of the offering cost charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of February 17, 2021, by and among Alpha Healthcare Acquisition Corp., Hunter Merger Sub, Inc. and Humacyte, Inc. (1)

10.1	Form of Subscription Agreement. (1)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 17, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 17th day of May, 2021.

Alpha Healthcare Acquisition Corp.

By:	/s/ Rajiv Shukla
	Name:	Rajiv Shukla
	Title:	Chief Executive Officer

Alpha Healthcare Acquisition Corp.

By:	/s/ Patrick A. Sturgeon
	Name:	Patrick A. Sturgeon
	Title:	Chief Financial Officer