Form 10-Q
period 2021-06-30
Alpha Healthcare Acquisition Corp.
filed 2021-08-16
CIK 1818382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 10,355,000 Class A common stock, par value $0.0001, and 2,500,000 Class B common stock, par value $0.0001, were issued and outstanding.

Alpha Healthcare Acquisition Corp.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHA HEALTHCARE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$383,400	$1,094,761
Prepaid expenses	79,381	148,977
Total current assets	$462,781	$1,243,738
Prepaid expenses, non-current	15,397	-
Marketable Securities Held in Trust account	100,031,414	100,016,161
Total assets	100,509,592	101,259,899

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,364	$5,000
Franchise tax payable	213,475	113,475
Due to related party	-	34,334
Promissory Note – Related Party	-	95,136
Total current liabilities	219,839	247,945
Warrant Liabilities	14,465,458	6,038,351
Deferred underwriters’ discount	2,122,723	1,959,758
Total liabilities	16,808,020	8,246,054

Commitments
Class A common stock subject to possible redemption, 7,870,157 and 8,801,384 shares at redemption value	78,701,570	88,013,840

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,484,843 shares and 1,553,616 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (excluding 7,870,157 and 8,801,384 shares subject to possible redemption, respectively)	250	156
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,500,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	250	250
Additional paid-in capital	12,729,166	3,579,954
Accumulated earnings (deficit)	(7,729,664)	1,419,645
Total stockholders’ equity	5,000,002	5,000,005
Total liabilities and stockholders’ equity	$100,509,592	$101,259,899

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHA HEALTHCARE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	For the	For the
	three months ended	six months ended
	June 30, 2021	June 30, 2021
Formation and operating costs	$243,668	$737,486
Loss from operations	(243,668)	(737,486)

Other income (loss)
Interest income	12	31
Change in fair value of warrant liabilities	528,317	(8,427,107)
Interest income on marketable securities held in Trust account	1,562	15,253
Total other income (loss)	529,891	(8,411,823)

Net income (loss)	$286,223	$(9,149,309)

Weighted average shares outstanding, Class A common stock subject to possible redemption	7,841,024	8,315,869
Basic and diluted net income per share, Class A common stock subject to possible redemption	$-	$-
Weighted average shares outstanding, Non-redeemable common stock	4,984,843	4,539,131
Basic and diluted net loss per share, Non-redeemable	$0.06	$(2.02)

See accompanying notes to the financial statements.

ALPHA HEALTHCARE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Common Stock				Additional	Accumulated	Total
	Class A		Class B		Paid-In	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance as of December 31, 2020	1,553,616	$156	2,500,000	$250	$3,579,954	$1,419,645	$5,000,005
Change in deferred underwriter discount	-	-	-	-	(168,063)	-	(168,063)
Change in Class A common stock subject to possible redemption	960,360	96	-	-	9,603,504	-	9,603,600
Net loss	-	-	-	-	-	(9,435,532)	(9,435,532)
Balance as of March 31, 2021	2,513,976	$252	2,500,000	$250	$13,015,395	$(8,015,887)	$5,000,010

Balance as of March 31, 2021	2,513,976	$252	2,500,000	$250	$13,015,395	$(8,015,887)	$5,000,010
Change in deferred underwriter discount	-	-	-	-	5,099	-	5,099

Change in Class A common stock subject to possible redemption	(29,133)	(2)	-	-	(291,328)	-	(291,330)
Net loss	-	-	-	-	-	286,223	286,223
Balance as of June 30, 2021	2,484,843	$250	2,500,000	$250	$12,729,166	$(7,729,664)	$5,000,002

See accompanying notes to the financial statements.

ALPHA HEALTHCARE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

For the six months ended, June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(9,149,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	8,427,107
Income on trust account	(15,253)
Changes in current assets and current liabilities:
Prepaid assets	54,199
Accounts payable	1,365
Franchise tax payable	100,000
Due to related party	(34,334)
Net cash used in operating activities	(616,225)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	52,627
Repayment of promissory note to related party	(147,763)
Net cash used in financing activities	(95,136)

Net Change in Cash	(711,361)
Cash - Beginning	1,094,761
Cash - Ending	$383,400

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$9,312,270
Change in deferred underwriter discount payable charged to additional paid in capital	$162,964

See accompanying notes to the financial statements

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Proposed Business Combination with Humacyte

Business Combination Agreement

If the Business Combination Agreement is approved and adopted and the business combination is subsequently completed, Merger Sub will merge with and into Humacyte, with Humacyte as the surviving company in the merger and, after giving effect to such merger, Humacyte shall be a wholly owned subsidiary of AHAC.

Under the terms of the Business Combination Agreement, at the effective time of the Business Combination (the “Effective Time”), (i) each outstanding share of Humacyte common stock will be cancelled and converted into the right to receive a number of shares of common stock of New Humacyte (the “New Humacyte common stock”) equal to the Exchange Ratio (as defined in this proxy statement/prospectus); (ii) each outstanding share of Humacyte preferred stock will be cancelled and converted into the right to receive a number of shares of New Humacyte common stock equal to (A) the aggregate number of shares of Humacyte common stock that would be issued upon conversion of the shares of Humacyte preferred stock based on the applicable conversion ratio immediately prior to the Effective Time, multiplied by (B) the Exchange Ratio; and (iii) each outstanding Humacyte option or warrant will be converted into an option or warrant, as applicable, to purchase a number of shares of New Humacyte common stock equal to (A) the number of shares of Humacyte common stock subject to such option or warrant multiplied by (B) the Exchange Ratio at an exercise price per share equal to the current exercise price per share for such option or warrant divided by the Exchange Ratio; in each case, rounded down to the nearest whole share. Holders of shares of Humacyte common stock and Humacyte preferred stock also will be eligible to receive up to an aggregate of 15,000,000 shares of New Humacyte common stock based on the share price performance of the New Humacyte common stock. The Exchange Ratio is approximately 0.26260.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, Sponsor and the other holders (the “Company Supporting Stockholders”) of the Class B Common Stock entered into a support agreement with AHAC and Humacyte (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, each Company Supporting Stockholder agreed to vote, at any meeting of the stockholders of AHAC and in any action by written consent of the stockholders of AHAC, all of such Company Supporting Stockholder’s Class A Common Stock and Class B Common Stock (i) in favor of (a) the Business Combination Agreement and the transactions contemplated thereby and (b) the other proposals that AHAC and Humacyte agreed in the Business Combination Agreement shall be submitted at such meeting for approval by AHAC’s stockholders together with the proposal to obtain the Company Stockholder Approval (the “Required Transaction Proposals”) and (ii) against any proposal that conflicts or materially impedes or interferes with any Required Transaction Proposals or that would adversely affect or delay the Business Combination. The Sponsor Support Agreement also prohibits each Company Supporting Stockholder from, among other things and subject to certain exceptions, selling, assigning or transferring any Class A Common Stock or Class B Common Stock held by such Company Supporting Stockholder or taking any action that would have the effect of preventing or materially delaying such Company Supporting Stockholder from performing his, her or its obligations under the Sponsor Support Agreement. In addition, in the Sponsor Support Agreement, each Company Supporting Stockholder agreed to waive, and not to assert or perfect, among other things, any rights to adjustment or other anti-dilution protections with respect to the rate at which the shares of Class B Common Stock held by the Company Supporting Stockholders convert into shares of Class A Common Stock in connection with the transactions contemplated by the Business Combination Agreement.

Humacyte Support Agreement

In connection with the execution of the Business Combination Agreement, certain Humacyte stockholders (the “Humacyte Supporting Stockholders”) entered into a support agreement with AHAC (the “Humacyte Support Agreement”). Under the Humacyte Support Agreement, each Humacyte Supporting Stockholder agreed, within two business days following the date that AHAC delivers the proxy statement/prospectus to AHAC’s stockholders (following the date that the proxy statement/prospectus becomes effective), to execute and deliver a written consent with respect to all outstanding shares of Humacyte common stock and preferred stock held by such Humacyte Supporting Stockholder (the “Subject Humacyte Shares”) approving the Business Combination Agreement and the transactions contemplated thereby. In addition to the foregoing, each Humacyte Supporting Stockholder agreed that, at any meeting of the holders of Humacyte capital stock, each such Humacyte Supporting Stockholder will appear at the meeting, in person or by proxy, and cause its Subject Humacyte Shares to be voted (i) to approve and adopt the Business Combination Agreement, the transactions contemplated thereby, and any other matters necessary or reasonably requested by Humacyte for consummation of the Business Combination; and (ii) against any proposal that conflicts or materially impedes or interferes with, or would adversely affect or delay, the consummation of the transactions contemplated by the Business Combination Agreement.

The Humacyte Support Agreement also prohibits the Humacyte Supporting Stockholders from, among other things, (i) transferring any of the Subject Humacyte Shares; (ii) entering into (a) any option, commitment or other arrangement that would require the Humacyte Support Stockholders to transfer the Subject Humacyte Shares, or (b) any voting trust, proxy or other contract with respect to the voting or transfer of the Subject Humacyte Shares; or (iii) taking any action in furtherance of the foregoing. In addition, under the Humacyte Support Agreement, each Humacyte Supporting Stockholder agreed (i) not to exercise any rights of appraisal or dissenter’s rights relating to the Business Combination Agreement and the transactions contemplated thereby; and (ii) to irrevocably waive, on behalf of itself and each other holder of Humacyte preferred stock, any right to certain payments upon liquidation of Humacyte pursuant to its certificate of incorporation.

PIPE Subscription Agreements

In connection with the Business Combination, the Company entered into subscription agreements with certain investors (the “Subscription Agreements”), pursuant to which, among other things, certain investors (the “PIPE Investors”) have subscribed to purchase an aggregate of 17,500,000 shares of Class A Common Stock (together, the “PIPE Investment”) for a purchase price of $10.00 per share, or an aggregate purchase price of $175,000,000, which shares are to be issued at the Closing. The obligations of each party to consummate the PIPE Investment are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement.

The closing of the PIPE Investment will occur on the date of and immediately prior to the consummation of the Business Combination and is conditioned thereon and on other customary closing conditions. The Class A Common Stock to be issued pursuant to the Subscription Agreements has not been registered under the Securities Act, and will be issued in reliance upon the exemption provided under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Subscription Agreements will terminate and be void and of no further force or effect upon the earliest to occur of: (a) such date and time as the Business Combination Agreement is terminated in accordance with its terms, (b) the mutual written consent of each of the parties to each such Subscription Agreement, (c) AHAC’s notification to the PIPE Investors in writing that it has abandoned its plans to move forward with the Business Combination and/or has terminated a PIPE Investor’s obligations, (d) the conditions to closing set forth in the Subscription Agreement not having been satisfied or waived on or prior to the date of the Closing and, as a result thereof, the transactions contemplated by the Subscription Agreement are not consummated at the Closing, or (e) the Termination Date, if the Closing has not occurred on or prior to such date.

Investor Rights and Lock-up Agreement

At the Effective Time, AHAC and certain of the Humacyte stockholders and AHAC stockholders will enter into the Investor Rights and Lock-up Agreement, pursuant to which, among other things, (a) such stockholders (i) will agree not to effect any sale or distribution of any shares held by any of them during the one-year lock-up period described therein, (ii) will be granted certain registration rights with respect to certain shares of securities held by them, and (iii) provides for certain provisions related to the New Humacyte Board, in each case, on the terms and subject to the conditions therein. Pursuant to the Investor Rights and Lock-up Agreement, the Sponsor and Messrs. Carlson, Robertson, Springer and Xie, directors of AHAC, will have the right to designate, and the New Humacyte Board will nominate, one individual for election to the New Humacyte Board for so long as the designating stockholders collectively own at least 5.0% of New Humacyte common stock.

If the volume weighted average price (“VWAP”) of New Humacyte common stock on Nasdaq, or any other national securities exchange on which New Humacyte common stock is then traded, is greater than or equal to $15.00 over any 20 trading days within any 30 trading day period following the Closing, then, commencing at least 180 days after the Closing, the lock-up period shall be deemed to have expired with respect to 50% of the shares of New Humacyte common stock held by each party subject to the Investor Rights and Lock-up Agreement. The lock-up period shall not apply to any shares purchased in the PIPE Investment by parties to the Investor Rights and Lock-up Agreement.

Lock-up Agreement

At the Effective Time, certain Humacyte stockholders who do not enter into the Investor Rights and Lock-up Agreement will enter into a lock-up agreement (the “Lock-up Agreement”) restricting their ability to transfer. The Lock-up Agreement has substantially the same terms as the Investor Rights and Lock-up Agreement, described above in “— Investor Rights and Lock-up Agreement” (with the exception of the right to designate a member of the New Humacyte Board).

The above description of the proposed Business Combination should be read in conjunction with the disclosures contained in the Form S-4 originally filed by the Company with the SEC on March 23, 2021 and declared effective by the SEC on August 4, 2021.

Liquidity

As of June 30, 2021, the Company had cash outside the Trust Account of $383,400 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2021 and December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $147,763 and the remaining net proceeds from the IPO and the sale of Private Placement Units.

The Company anticipates that the $383,400 outside of the Trust Account as of June 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A filed with the SEC on May 14, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Marketable Securities Held in Trust Account

At June 30, 2021, the Trust Account had $100,031,414 held in marketable securities. During period January 1, 2021 to June 30, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 7,870,157 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss per Common Stock

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate 5,177,500 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Below is a reconciliation of the net income per common share:

	For the three months ended	For the six months ended,
	June 30, 2021	June 30, 2021

Numerator Earnings allocable to Class A common stock
Interest income on Trust account	$1,187	$11,592
Class A common stock net earnings	$1,187	$11,592
Denominator: Weighted average Class A shares
Class A Common stock, basic and diluted	7,841,024	8,315,869
Earnings/basic and diluted per share Class A common stock	$0.00	$0.00
Numerator: Net income (loss) minus Earnings allocable to Class A common stock
Net income (loss)	$286,223	$(9,149,309)
Less : Earnings allocable to Class A common stock	(1,187)	(11,592)
Class B net income (loss)	$285,036	$(9,160,901)
Denominator: weighted average Class B common stock
Class B common stock, basic and diluted	4,984,843	4,539,131
Income/Basic and diluted per share Class B common stock	$0.06	$(2.02)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 5 — Related Party Transactions

Founder Shares

On July 20, 2020, the Company issued 2,875,000 shares of Class B common stock to its initial stockholder, AHAC Sponsor, LLC for $25,000, or approximately $0.01 per share. The founder shares include an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. The over-allotment option was not exercised by the underwriters during the 45-day option period; thus, 375,000 shares were forfeited accordingly as of November 1, 2020. As of June 30, 2021 and December 31, 2020, 2,500,000 shares of common stock (the “Founder Shares”) are issued and outstanding.

Promissory Note — Related Party

On July 1, 2020, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured, and due on the earlier of (a) June 30, 2021 or (b) the date on which the Company completes the IPO. The loan was paid off on June 30, 2021.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the prospectus, to pay an affiliate of the Company’s sponsor a monthly fee of an aggregate of $10,000 for general and administrative services including office space, utilities and secretarial and administrative support. This arrangement will terminate upon completion of a business combination or the liquidation of the Company. For the six months ended June 30, 2021, the Company incurred $60,000 in administrative service fee.

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

The Company may reduce the deferred underwriting fee by up to 50% based on stockholders redeeming their shares for their pro-rata amount of the proceeds in the Trust Account; provided, however, that (a) the underwriters’ maximum deferred underwriting fee reduction based on stockholder redemptions will be 50% regardless of whether stockholder redemptions exceed 50%; and (b) any sums paid to other advisors as discussed above, will be credited against the reduction of and added back to the deferred underwriting fee payable to the underwriters; and (c) under no circumstance will the deferred underwriting fee be less than 1.75% of the gross proceeds of the IPO. As June 30, 2021, the Company accrued a deferred underwriting fee of $2,122,723.

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

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 2,484,843 and 1,553,616 shares issued and outstanding (excluding 7,870,157 and 8,801,384 shares subject to possible redemption)

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 2,500,000 shares of Class B common stock issued or outstanding.

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

The Company’s Private Placement Warrant liability at June 30, 2021 and December 31, 2020 and Public Warrant liability at December 31, 2020 is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company’s warrant liability for the Public Warrants at June 30, 2021 is based on quoted prices (unadjusted) with less volume and transaction frequency than active markets. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. For the period ended December 31, 2020 there were no reclassifications into Level 1, Level 2 or Level 3. For the period ending March 31, 2021 the Public Warrants were reclassified from a Level 3 to a Level 1 classification. No other reclassifications occurred during the period ending June 30, 2021.

The following tables presents fair value information as of June 30, 2021 and December 31, 2020 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Mutual Funds held in Trust Account	100,031,414	100,031,414	-	-
	$100,031,414	$100,031,414	$-	$-
Liabilities
Warrant liabilities - Public Warrants	14,000,000	14,000,000	-	-
Warrant liabilities – Private Warrants	465,458	-	-	465,458
	$14,465,458	$14,000,000	$-	$465,458

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Mutual Funds held in Trust Account	29,851	29,851	-	-
U.S. Treasury Securities	99,983,000	99,983,000
	$100,012,851	$100,012,851	$-	$-

Liabilities
Warrant liabilities - Public Warrants	5,750,000	-	-	5,750,000
Warrant liabilities – Private Warrants	288,351	-	-	288,351
	$6,038,351	$-	$-	$6,038,351

The Company utilizes a Monte Carlo simulation model to value the Private Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At	At
	June 30,	December 31,
	2021	2020
Stock price	$10.83	$10.17
Strike price	$11.5	$11.5
Term (in years)	5.12	5.13
Volatility	36.0%	24.4%
Risk-free rate	0.74%	0.38%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities

Fair value as of December 31, 2020	5,750,000	288,351	6,038,351
Change in valuation inputs or other assumptions	8,250,000	177,107	8,427,107
Fair value as of June 30, 2021	$14,000,000	$465,458	$14,465,458

Note 10 — Investment Held in Trust Account

As of June 30, 2021, Company’s Trust Account consisted of Mutual Funds solely.

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

Note 11 — Subsequent Events

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

As indicated in the accompanying financial statements, as of June 30, 2021, we had $383,400 in cash. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

For the three months ended June 30, 2021, we had a net income of $286,223, which consists of formation and operating costs of $243,668 and investment income of $1,574 and change in fair value in warrant liabilities of $528,317.

For the six months ended June 30, 2021, we had a net loss of $9,149,309, which consists of formation and operating costs of $737,486 and investment income of $15,284 and change in fair value in warrant liabilities of $8,427,107.

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash outside the Trust Account of $383,400 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2021 and December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $147,763 and the remaining net proceeds from the IPO and the sale of Private Placement Units.

The Company anticipates that the $383,400 outside of the Trust Account as of June 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Promissory Note — Related Party

On July 1, 2020, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured, and due on the earlier of (a) June 30, 2021 or (b) the date on which we complete the IPO. The loan was paid off on June 30, 2021.

Administrative Service Fee

We have agreed to pay an affiliate of our sponsor a monthly fee of an aggregate of $10,000 for general and administrative services including office space, utilities and secretarial and administrative support. This arrangement will terminate upon completion of a business combination or the liquidation of the Company. For the six months ended June 30, 2021, the Company incurred $60,000 in administrative service fee.

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

The Company may reduce the deferred underwriting fee by up to 50% based on stockholders redeeming their shares for their pro-rata amount of the proceeds in the Trust Account; provided, however, that (a) the underwriters’ maximum deferred underwriting fee reduction based on stockholder redemptions will be 50% regardless of whether stockholder redemptions exceed 50%; and (b) any sums paid to other advisors as discussed above, will be credited against the reduction of and added back to the deferred underwriting fee payable to the underwriters; and (c) under no circumstance will the deferred underwriting fee be less than 1.75% of the gross proceeds of the IPO. As June 30, 2021, the Company accrued a deferred underwriting fee of $2,122,723.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and the sale of the Private Placement Units are held in the Trust Account and will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in evaluating complex accounting issues which resulted in a restatement of our December 31, 2020 financial statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending June 30, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our December 31, 2020 financial statements had not yet been identified. Our plans at this time include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of February 17, 2021, by and among Alpha Healthcare Acquisition Corp., Hunter Merger Sub, Inc. and Humacyte, Inc. (1)

10.1	Form of Subscription Agreement. (1)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 17, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 16th day of August, 2021.

ALPHA HEALTHCARE ACQUISITION CORP.

By:	/s/ Rajiv Shukla
	Name:	Rajiv Shukla
	Title:	Chief Executive Officer

ALPHA HEALTHCARE ACQUISITION CORP.

By:	/s/ Patrick A. Sturgeon
	Name:	Patrick A. Sturgeon
	Title:	Chief Financial Officer