Form 10-Q
period 2022-03-31
Humacyte, Inc.
filed 2022-05-13
CIK 1818382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission File Number: 001-39532
___________________________________________________________________________________________________
Humacyte, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________________________________________________________________

Delaware		85-1763759
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2525 East North Carolina Highway 54
Durham,	NC	27713
(Address of principal executive offices)		(Zip code)
(919) 313-9633
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
___________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2022, 103,004,572 shares of common stock, par value $0.0001, were issued and outstanding.

Humacyte, Inc.
Quarterly Report on Form 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. “Forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) are statements that are not historical facts and involve a number of risks and uncertainties. These statements include, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used therein, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, our management.
Forward-looking statements may include, for example, statements about:
•our plans and ability to execute product development, process development and preclinical development efforts successfully and on our anticipated timelines;
•our plans and ability to obtain marketing approval from the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities, including the European Medicines Agency (“EMA”), for our bioengineered human acellular vessels (“HAVs”) and other product candidates;
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
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statement is based on information current as of the date of this Quarterly Report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the SEC on March 29, 2022. We disclaim any obligation, except as specifically required by law, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Humacyte, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands except for share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$198,222	$217,502
Short-term investments	8,000	8,000
Accounts receivable	233	176
Prepaid expenses and other current assets	2,840	3,662
Total current assets	209,295	229,340

Finance lease right-of-use assets, net	20,917	21,432
Operating lease right-of-use assets, net	716	727
Property and equipment, net	33,540	35,034
Total assets	$264,468	$286,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,037	$2,094
Accrued expenses	5,460	6,757
Finance lease obligation, current portion	2,047	1,981
Deferred payroll tax, current portion	173	173
Operating lease obligation, current portion	46	45
Total current liabilities	10,763	11,050

Contingent earnout liability	100,402	103,660
Finance lease obligation, net of current portion	20,581	21,109
SVB loan payable	27,739	27,361
Operating lease obligation, net of current portion	670	682
Common stock warrant liabilities	423	497
Total liabilities	160,578	164,359

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 103,004,572 and 103,003,646 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	10	10
Additional paid-in capital	538,285	536,737
Accumulated deficit	(434,405)	(414,573)
Total stockholders' equity	103,890	122,174
Total liabilities and stockholders’ equity	$264,468	$286,533
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands except for share and per share amounts)

	For the Three Months Ended March 31,
	2022	2021

Grant revenue	$233	$155

Operating expenses:
Research and development	16,314	15,137
General and administrative	5,682	4,787
Total operating expenses	21,996	19,924
Loss from operations	(21,763)	(19,769)

Other income (expense), net:
Interest income	31	1
Change in fair value of contingent earnout liability	3,258	—
Interest expense	(1,432)	(533)
Change in fair value of common stock warrant liabilities	74	—
Total other income (expense), net	1,931	(532)
Net loss and comprehensive loss	$(19,832)	$(20,301)

Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(3.46)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	103,004,088	5,874,700
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands except for share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	103,003,646	$10	$536,737	$(414,573)	$122,174
Proceeds from the exercise of stock options	—	—	926	—	1	—	1
Stock-based compensation	—	—	—	—	1,547	—	1,547
Net loss	—	—	—	—	—	(19,832)	(19,832)
Balance as of March 31, 2022	—	$—	103,004,572	$10	$538,285	$(434,405)	$103,890

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	69,613,562	$420,989	5,822,396	$1	$37,778	$(388,096)	$(350,317)
Proceeds from the exercise of stock options	—	—	116,149	—	206	—	206
Stock-based compensation	—	—	—	—	2,528	—	2,528
Issuance of warrants in conjunction with debt	—	—	—	—	2,360	—	2,360
Net loss	—	—	—	—	—	(20,301)	(20,301)
Balance as of March 31, 2021	69,613,562	$420,989	5,938,545	$1	$42,872	$(408,397)	$(365,524)

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(19,832)	$(20,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,525	1,555
Stock-based compensation expense	1,547	2,528
Change in fair value of contingent earnout liability	(3,258)	—
Change in fair value of common stock warrant liabilities	(74)	—
Amortization expense	515	515
Non-cash operating lease costs	11	10
Amortization of SVB debt discount	378	—
Accrued interest on PPP loan obligation	—	8
Changes in operating assets and liabilities:
Accounts receivable	(57)	(42)
Prepaid expenses and other current assets	822	7
Accounts payable	934	595
Accrued expenses	(1,297)	593
Operating lease obligation	(11)	(11)
Net cash used in operating activities	(18,797)	(14,543)

Cash flows from investing activities
Purchase of property and equipment	(22)	(29)
Net cash used in investing activities	(22)	(29)

Cash flows from financing activities
Proceeds from the exercise of stock options	1	206
Payment of finance lease principal	(462)	(402)
Proceeds from SVB loan	—	19,659
Payment of deferred offering costs	—	(192)
Net cash (used in) provided by financing activities	(461)	19,271

Net (decrease) increase in cash and cash equivalents	(19,280)	4,699
Cash and cash equivalents at the beginning of the period	217,502	39,929
Cash and cash equivalents at the end of the period	$198,222	$44,628

Supplemental disclosure
Cash paid for interest on SVB loan	$563	$—

Supplemental disclosure of noncash activities:
Unpaid liabilities assumed in connection with Merger	$130	$—
Purchase of property and equipment in accounts payable	$30	$—
Issuance of warrants in conjunction with debt	$—	$2,360
Unpaid deferred offering costs	$—	$2,199
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Organization
Humacyte, Inc. and subsidiary (the “Company”) is pioneering the development and manufacture of off-the-shelf, universally implantable, bioengineered human tissues, complex tissue systems, and organs designed to improve the lives of patients and transform the practice of medicine. The Company is leveraging its technology platform to develop proprietary, bioengineered, acellular human tissues, complex tissue systems, and organs for use in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas.
On August 26, 2021 (the “Closing Date”), Alpha Healthcare Acquisition Corp. (“AHAC”) consummated a merger pursuant to a Business Combination Agreement, dated as of February 17, 2021 (the “Merger Agreement”), by and among Humacyte, Inc., a Delaware Corporation (“Legacy Humacyte”), AHAC and Hunter Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of AHAC. As contemplated by the Merger Agreement, Merger Sub merged with and into Legacy Humacyte, with Legacy Humacyte continuing as the surviving corporation and as a wholly owned subsidiary of AHAC (such transactions, the “Merger,” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). On the Closing Date, AHAC changed its name to Humacyte, Inc. (“New Humacyte”) and Legacy Humacyte changed its name to Humacyte Global, Inc. The Merger is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and under this method of accounting, AHAC is treated as the acquired company for financial reporting purposes and Legacy Humacyte is treated as the acquirer. Operations prior to the Merger are those of Legacy Humacyte.
Refer to Note 3 — Reverse Recapitalization for further details of the Merger.
Liquidity and Going Concern
Since its inception in 2004, the Company has generated no product revenue and has incurred net losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the Reverse Recapitalization, borrowings under loan facilities and, to a lesser extent, through governmental and other grants. At March 31, 2022 and December 31, 2021, the Company had an accumulated deficit of $434.4 million and $414.6 million, respectively. The Company’s net losses were $19.8 million and $20.3 million for the three months ended March 31, 2022 and 2021, respectively. Net cash flows used in operating activities were $18.8 million and $14.5 million during the three months ended March 31, 2022 and 2021, respectively. Substantially all of the Company’s net losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.
As of March 31, 2022, the Company had cash and cash equivalents and short-term investments of $206.2 million. The Company believes its combined cash and cash equivalents and short-term investments on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the issuance date of these interim financial statements.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Impact of COVID-19
The COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak, including shelter-in-place orders and the mandatory shutdown of certain businesses. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on the Company’s business, as supply chains have been disrupted, and facilities and production have been suspended. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain. The COVID-19 pandemic may affect the Company’s ability to initiate and complete preclinical studies, delay its clinical trials or future clinical trials, disrupt regulatory activities, or have other adverse effects on its business and operations. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact the Company’s ability to raise additional funds to support its operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on the Company’s business and operations.
To date, there have been no material financial impacts or impairment losses in the carrying values of the Company’s assets as a result of the pandemic and the Company is not aware of any specific related event or circumstance that would require it to revise the estimates reflected in these financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including current and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related economic impact of the pandemic.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying financial statements in conformity with U.S. GAAP. The Company’s condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Unless otherwise noted, the Company has retroactively adjusted all common and preferred share and related price information to give effect to the exchange ratio established in the Merger Agreement. Operations prior to the Merger are those of Legacy Humacyte.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include stock-based compensation costs, right-of-use assets, accruals for research and development activities, contingent earnout liability, fair value of common stock warrants, redeemable convertible preferred stock and income taxes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and its results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or any other period. The December 31, 2021 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 and the related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2022 (the “Annual Report”), which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included in the Company’s Annual Report.
Segments
The Company operates and manages its business as one reportable and operating segment. The Company is developing proprietary, bioengineered, acellular human tissues, complex tissue systems, and organs that are designed to be used in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of evaluating financial performance and allocating resources.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments consisting of certificates of deposit (“CDs”). Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation (“FDIC”) as of March 31, 2022 and December 31, 2021. The Company has cash equivalents that are invested in highly rated money market funds invested only in obligations of the U.S. government and its agencies.
As of both March 31, 2022 and December 31, 2021, the Company had approximately $10.0 million in CDs. These cash deposits are deposited at a bank that is a member of the Certificate of Deposit Account Registry Service (“CDARS”), in which large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Those members issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance. As of both March 31, 2022 and December 31, 2021, the Company classified $2.0 million of its certificates of deposit as cash and cash equivalents and $8.0 million of its certificates of deposit as short-term investments on its condensed consolidated balance sheets.
During the three months ended March 31, 2022 and 2021, 100% of the Company’s total revenue relates to an award it received from the Department of Defense (“DoD”) in August 2017. As of March 31, 2022 and December 31, 2021 100% of the Company’s accounts receivable relates to the DoD grant.
All of the Company’s revenues were generated from grants from government and other entities located in the United States, for the three months ended March 31, 2022 and 2021.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of potentially dilutive common stock. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. As the Company has only incurred losses, basic and diluted net loss per share is the same.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for each period because including them would have had an antidilutive effect were as follows:

	March 31,
	2022	2021

Shares issuable upon conversion of Series A redeemable convertible preferred stock	—	18,421,897
Shares issuable upon conversion of Series B redeemable convertible preferred stock	—	24,137,647
Shares issuable upon conversion of Series C redeemable convertible preferred stock	—	11,241,283
Shares issuable upon conversion of Series D redeemable convertible preferred stock	—	15,812,735
Exercise of options under stock plan	6,641,647	6,237,914
Warrants to purchase common stock	5,588,506	287,704
The 15,000,000 Contingent Earnout Shares, as defined in Note 3, are excluded from the anti-dilutive table for the three months ended March 31, 2022 as such shares are contingently issuable until the share price of the Company exceeds specified thresholds that have not yet been achieved, or upon the occurrence of a change in control.
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
Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s commercialization efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales, and the Company may depend on certain strategic relationships to distribute its products, including the Company’s strategic partnership with Fresenius Medical Care Holdings, Inc., (“Fresenius Medical Care”), to sell, market and distribute its 6 millimeter HAV for certain specified indications outside the United States.
Recently Adopted Accounting Pronouncements
In May 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring after the effective date of the amendments. The Company adopted ASU 2021-04 as of January 1, 2022. The adoption of this ASU had no impact on the Company’s financial statements and related disclosures.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”) to improve financial reporting by requiring annual disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution model by analogy, including (i) the types of transactions, (ii) an entity’s accounting for those transactions, and (iii) the effect of those transactions on an entity’s financial statements. ASU 2021-10 is effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021, and an entity can elect to apply the amendments in this guidance prospectively or retrospectively. The Company adopted ASU 2021-10 effective January 1, 2022, and does not expect a material impact to its annual consolidated financial statement disclosures.
3. Reverse Recapitalization
On August 26, 2021, Merger Sub, a wholly-owned subsidiary of AHAC, merged with Legacy Humacyte, with Legacy Humacyte surviving as a wholly-owned subsidiary of AHAC. At the effective time of the Merger:
•each outstanding share of Legacy Humacyte common stock was converted into approximately 0.26260 shares of the Company’s common stock, par value $0.0001 (“Common Stock”);
•each outstanding share of preferred stock of Legacy Humacyte was cancelled and converted into the aggregate number of shares of New Humacyte’s common stock that would be issued upon conversion of the shares of Legacy Humacyte preferred stock based on the applicable conversion ratio immediately prior to the effective time, multiplied by approximately 0.26260; and
•each outstanding option or warrant to purchase Legacy Humacyte common stock was converted into an option or warrant, as applicable, to purchase a number of shares of Common Stock equal to the number of shares of Legacy Humacyte common stock subject to such option or warrant multiplied by approximately 0.26260, at an exercise price per share equal to the current exercise price per share for such option or warrant divided by approximately 0.26260;
in each case, rounded down to the nearest whole share.
In addition, upon the closing of the merger (the “Closing”), 2,500,000 Class B shares of AHAC (the “Founder Shares”) automatically converted into shares of Common Stock, on a one-for-one basis.
Former holders of the Legacy Humacyte common stock and Legacy Humacyte preferred stock are eligible to receive up to an aggregate of 15,000,000 additional shares of Common Stock (the “Contingent Earnout Shares”) in the aggregate, comprised of two equal tranches of 7,500,000 shares per tranche if the volume-weighted average closing sale price of the Common Stock is greater than or equal to $15.00 and $20.00, respectively, for any 20 trading days within any 30 consecutive trading day period. At the Closing on August 26, 2021, the Company recorded a liability (“Contingent Earnout Liability”) of $159.4 million, based on the estimated fair value of the 15,000,000 Contingent Earnout Shares with a corresponding reduction of additional paid-in capital in the equity section of the Company’s condensed consolidated balance sheet.
Concurrently with the execution of the Merger Agreement, AHAC entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors purchased an aggregate of 17,500,000 shares of Common Stock (the “PIPE Shares”) in a private placement at a price of $10.00 per share for an aggregate purchase price of $175 million (the “PIPE Financing”). The PIPE Financing was consummated in connection with the Closing.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The number of shares of Common Stock outstanding immediately following the consummation of the Merger was:

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
________________
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
In connection with the Merger, the Company received $242.4 million in proceeds from the Merger and related PIPE Financing. The Company incurred $3.9 million of transaction costs, consisting of banking, legal, and other professional fees, of which $3.9 million was recorded as a reduction of proceeds to additional paid-in capital, and less than $0.1 million related to the Private Placement Warrants, which are classified as liabilities in the condensed consolidated balance sheets, was expensed in the condensed consolidated statements of operations and comprehensive loss during the three months ended September 30, 2021. All transaction costs were paid as of December 31, 2021. Legacy Humacyte assumed $15.2 million of liabilities, including PIPE Financing fees and legal fees, and $0.1 million of assets from AHAC. Of the $15.2 million of liabilities assumed from AHAC, as of March 31, 2022 and December 31, 2021, $0.1 million was included in accrued expenses.
4. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. Accounting Standards Codification (“ASC”) 820, Fair Value Measurement and Disclosures, establishes a hierarchy whereby inputs to valuation techniques used in measuring fair value are prioritized, or the fair value hierarchy. There are three levels to the fair value hierarchy based on reliability of inputs, as follows:
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

($ in thousands)	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$191,152	$—	$—	$191,152
Cash equivalents (certificates of deposit)	—	2,000	—	2,000
Short-term investments (certificates of deposit)	—	8,000	—	8,000
Total financial assets	$191,152	$10,000	$—	$201,152
Liabilities:
Contingent Earnout Liability	$—	$—	$100,402	$100,402
Private Placement Warrants liability	—	—	423	423
Total financial liabilities	$—	$—	$100,825	$100,825

($ in thousands)	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$208,821	$—	$—	$208,821
Cash equivalents (certificates of deposit)	—	2,000	—	2,000
Short-term investments (certificates of deposit)	—	8,000	—	8,000
Total financial assets	$208,821	$10,000	$—	$218,821
Liabilities:
Contingent Earnout Liability	$—	$—	$103,660	$103,660
Private Placement Warrants liability	—	—	497	497
Total financial liabilities	$—	$—	$104,157	$104,157
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

($ in thousands)	Contingent Earnout Liability	Private Placement Warrants

Fair value as of December 31, 2021	$(103,660)	$(497)
Change in fair value included in other income (expense), net	3,258	74
Fair value as of March 31, 2022	$(100,402)	$(423)
The fair value of the Contingent Earnout Liability and Private Placement Warrants (as defined in Note 8 — Stockholders’ Equity (Deficit)) liability are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In determining the fair value of the Contingent Earnout Liability, the Company used the Monte Carlo simulation value model using a distribution of potential outcomes on a monthly basis over a 10-year period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 8 — Stockholders’ Equity (Deficit)). Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.
In determining the fair value of the Private Placement Warrants liability, the Company used the Monte Carlo simulation valuation model to estimate the fair value utilizing assumption including the current Company stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 8 — Stockholders’ Equity (Deficit)).
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value based on Level 2 inputs. The carrying values of other receivables, accounts payable and accrued expenses as of March 31, 2022 and December 31, 2021 approximated their fair values due to the short-term nature of these items.
5. Property and Equipment, Net
Property and equipment, net consist of the following:

($ in thousands)	March 31, 2022	December 31, 2021

Scientific equipment(1)	$27,673	$27,641
Computer equipment	155	155
Software	335	335
Furniture and fixtures	988	988
Leasehold improvements	26,355	26,355
	55,506	55,474
Accumulated depreciation	(21,966)	(20,440)
Property and equipment, net	$33,540	$35,034
___________________________
(1)Includes $3.6 million as of both March 31, 2022 and December 31, 2021 related to scientific equipment not placed into service and therefore not being depreciated.
Depreciation expense totaled $1.5 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. All long-lived assets are maintained in the United States.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Accrued Expenses
Accrued expenses consisted of the following:

($ in thousands)	March 31, 2022	December 31, 2021

Accrued external research, development and manufacturing costs	$2,348	$2,520
Accrued employee compensation and benefits	2,781	3,943
Accrued professional fees	331	294
Total	$5,460	$6,757
7. Debt
On March 30, 2021, the Company entered into a term loan agreement with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., as amended in June 2021 and September 2021 (the “Loan Agreement”), which provides a term loan facility of up to $50.0 million with a maturity date of March 1, 2025. The Company’s obligations under the Loan Agreement are secured by substantially all of its assets except for its intellectual property. The Loan Agreement contains certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. If a minimum liquidity amount is not maintained, 50% of the outstanding principal and interest will become cash collateralized. As of March 31, 2022, the Company was in compliance with all covenants. The Company may use the proceeds of borrowings under the Loan Agreement as working capital and to fund its general business requirements.
The Loan Agreement provides that the term loans will be distributed in tranches. The initial term loan tranche of $20.0 million was drawn on March 31, 2021, and on October 13, 2021, the Company borrowed an additional $10.0 million under the Loan Agreement. Borrowings under the Loan Agreement are accounted for net of issuance costs which are being accreted to interest expense over the term of the loan using the effective interest method. As of March 31, 2022, two subsequent $10.0 million term loan tranches were eligible to be disbursed at the request of the Company during specified draw periods between now and 2023 if certain business milestones and other requirements are met by the dates specified in the Loan Agreement. Borrowings bear interest at the greater of 7.5% or the Wall Street Journal Prime Rate plus 4.25% (7.75% as of March 31, 2022). Interest only payments on the principal amount outstanding are due monthly beginning in the first month after the loan is dispersed. Repayment of principal may begin as soon as July 1, 2023 under the level of borrowing outstanding at March 31, 2022, and no later than April 1, 2024 if the remaining two loan tranches are drawn. The term loans may only be prepaid in full, and such prepayment requires 30 days’ advance notice and was subject initially to a prepayment fee of 3.00% that was stepped down to 2.00% after March 30, 2022 (with a further step down to 1.00% after March 30, 2023). The Company is not obligated to pay a prepayment fee if the Company makes a prepayment after March 30, 2024.
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
At issuance, the Company initially determined that the funding of an additional tranche was not probable, and therefore no value was ascribed to the remaining 123,302 warrants that were only exercisable upon the funding of the additional tranche. As a result of the Company’s additional $10.0 million borrowings under the Loan Agreement on October 13, 2021, the warrants to purchase the additional 123,302 shares of Common Stock became exercisable at an exercise price of $10.28 per share and the value of the warrants was recorded as of that date. The additional warrants are classified within stockholders’ equity using a Black-Scholes valuation model, as the settlement of the warrants is indexed to the Company’s own stock.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2022, the fair value of warrants ($3.3 million), a 5% final payment fee ($1.5 million) and debt issuance costs ($0.3 million) are being accreted to interest expense over the term of the loan using the effective interest method.
SVB loan payable and net discount or premium balances are as follows:

($ in thousands)	March 31, 2022
Principal amount of SVB loan payable	$30,000
Final payment amount of SVB loan payable	1,500
Net premium associated with accretion of final payment and other debt issuance costs	(3,761)
SVB loan payable, current and noncurrent	27,739
Less SVB loan payable, current portion	—
SVB loan payable, noncurrent portion	$27,739
Future minimum payments of principal on the Company’s outstanding variable rate borrowings as of March 31, 2022 are as follows:

Year ending December 31:	($ in thousands)
2022 (remainder)	$—
2023	10,000
2024	17,143
2025	2,857
Total future payments	$30,000
8. Stockholders’ Equity (Deficit)
Redeemable Convertible Preferred Stock
Immediately prior to the Merger, Legacy Humacyte had outstanding series A redeemable convertible preferred stock, series B redeemable convertible preferred stock, series C redeemable convertible preferred stock and series D redeemable convertible preferred stock, which are collectively referred to as “redeemable convertible preferred stock.”
In connection with the Merger, all previously issued and outstanding redeemable convertible preferred stock was converted into an equivalent number of shares of Common Stock of the Company on a one-for-one basis, then multiplied by the exchange ratio pursuant to the Merger Agreement and the amounts were reclassified as additional paid-in capital.
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
As of March 31, 2022, the Company’s Second Amended and Restated Certificate of Incorporation authorized the Company to issue 250,000,000 shares of Common Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares thereof then outstanding or reserved for issuance) by the affirmative vote of the holders of a majority of the capital stock of the Company entitled to vote and may require a separate class vote of the Common Stock.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through March 31, 2022, no dividends have been declared.
The holders of Common Stock are entitled to one vote for each share held with respect to all matters voted on by the common stockholders of the Company.
In the event of a reorganization of the Company, after payment to the preferred stockholders of their liquidation preferences, holders of Common Stock are entitled to share ratably in all remaining assets of the Company.
As of March 31, 2022, the Company had reserved Common Stock for future issuances as follows:

March 31, 2022
Common stock reserved for Contingent Earnout Shares	15,000,000
Exercise of options under stock plans	6,641,647
Issuance of options under stock plans	7,487,556
Shares available for grant under ESPP	1,030,033
Warrants to purchase Common Stock	5,588,506
35,747,742
Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 20,000,000 shares designated as preferred stock and none were outstanding as of March 31, 2022 and December 31, 2021.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Warrants
There were no issuances, exercises or expirations of warrants during the three months ended March 31, 2022. During the three months ended March 31, 2021 there were 32,961 of warrants exercised that were issued in conjunction with a long-term debt agreement entered into on March 2006 and paid in full during 2011. See Note 7 — Debt for a discussion of common stock warrants issued in conjunction with the Company’s Loan Agreement in 2021 (such warrants, “Legacy Humacyte Common Stock Warrants”). There were no expirations of warrants during the three months ended March 31, 2021.
The Company had the following common stock warrants outstanding as of March 31, 2022 and December 31, 2021:

Common Stock Warrants Outstanding

Legacy Humacyte Common Stock Warrants	411,006
Private Placement Warrants	177,500
Public Warrants	5,000,000
Total Common Stock Warrants	5,588,506
In connection with the Merger, the Company assumed 5,000,000 publicly-traded warrants (“Public Warrants”) and 177,500 private placement warrants issued to AHAC Sponsor LLC (the “Sponsor”), Oppenheimer & Co. Inc. and Northland Securities, Inc, in connection with AHAC’s initial public offering (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”). The Common Stock Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share. The Company evaluated the Common Stock Warrants to determine the appropriate financial statement classification upon the consummation of the Merger. The Common Stock Warrants are not mandatorily redeemable and are considered to be freestanding instruments as they are separately exercisable into common shares. As such, the Common Stock Warrants were not classified as liabilities under FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company then evaluated the Common Stock Warrants under FASB ASC Topic 815, Derivatives and Hedging.
Public Warrants
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
The Public Warrants are considered to be “indexed to the Company’s own stock”. The agreement provides that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of the Company’s Common Stock, all holders of the Common Stock Warrants (both the Public Warrants and the Private Placement Warrants) would be entitled to receive cash for all of their Common Stock Warrants. As the Company has a single class of Common Stock, a qualifying cash tender offer of more than 50% of the Company’s Common Stock will always result in a change in control and would not preclude permanent equity classification of the Public Warrants. Based on this evaluation, the Company concluded that the Public Warrants meet the criteria to be classified within stockholders’ equity. The Public Warrants were initially recognized as equity on the Closing Date at a fair value of $2.80 per share.
Private Placement Warrants
The Private Placement Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The agreement governing the Common Stock Warrants includes a provision, the application of which could result in a different settlement value for the Private Placement Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock” and therefore are not classified in stockholders’ equity. As the Private Placement Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date.
The Private Placement Warrants were initially recognized as a liability on the Closing Date, at a fair value of $0.6 million, and the liability was remeasured to an estimated fair value of $0.5 million as of December 31, 2021. The Private Placement Warrant liability was remeasured to a fair value of $0.4 million as of March 31, 2022, resulting in a non-cash gain of $0.1 million for the three months ended March 31, 2022, classified within Change in fair value of common stock warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo simulation value model:

	March 31, 2022	December 31, 2021
Market price of public stock	$7.06	$7.25
Exercise price	$11.50	$11.50
Expected term (years)	4.41	4.65
Expected share price volatility	55.8%	61.0%
Risk-free interest rate	2.43%	1.21%
Estimated dividend yield	0%	0%
Contingent Earnout Liability
Following the Closing, former holders of Legacy Humacyte common and preferred shares may receive up to 15,000,000 additional shares of Common Stock in the aggregate, in two equal tranches of 7,500,000 shares of Common Stock per tranche. The first and second tranches are issuable if the closing volume weighted average price (“VWAP”) per share of Common Stock quoted on Nasdaq (or the exchange on which the shares of Common Stock are then listed) is greater or equal to $15.00 and $20.00, respectively, over any 20 trading days within any 30 consecutive trading day period.
Upon the Closing, the contingent obligation to issue Contingent Earnout Shares was accounted for as a liability because the triggering events that determine the number of Contingent Earnout Shares required to be issued include events that are not solely indexed to the Common Stock. The Contingent Earnout Shares are subsequently remeasured at each reporting date with changes in fair value recorded as a component of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. The estimated fair value of the total Contingent Earnout Shares at the Closing on August 26, 2021 was $159.4 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over a ten-year period using the most reliable information available. The estimated fair value of the total Contingent Earnout Shares at December 31, 2021 was $103.7 million.
The Contingent Earnout Liability was remeasured to a fair value of $100.4 million as of March 31, 2022, resulting in the recording of a non-cash gain of $3.3 million for the three months ended March 31, 2022, classified within Change in fair value of contingent earnout liability in the condensed consolidated statements of operations and comprehensive loss. The assumptions utilized in the calculations of fair value were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Assumptions used in the valuations are described below:

	March 31, 2022	December 31, 2021
Current stock price	$7.06	$7.25
Expected share price volatility	82.7%	85.8%
Risk-free interest rate	2.32%	1.52%
Estimated dividend yield	0.0%	0%
Expected term (years)	10.00	10.00
9. Stock-based Compensation
At Closing, the 2021 Long-Term Incentive Plan, (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan, (the “ESPP”), became effective. As of March 31, 2022, 7,487,556 and 1,030,033 shares of Common Stock were available under the 2021 Plan and ESPP, respectively. The 2021 Plan and ESPP provide that on January 1 of each year commencing January 1, 2022, the 2021 Plan and the ESPP reserve will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of the Company’s Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. In December 2021, the Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the 2021 Plan or the ESPP on January 1, 2022.
Under the 2021 Plan, the Company can grant non-statutory stock options (“NSOs”), incentive stock options (“ISOs), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance awards and other forms of awards. Under the ESPP, when and if implemented, eligible employees will be permitted to purchase shares of the Company’s Common Stock at the lower of 85% of the closing trading price per share of the Company’s Common Stock on the first day of the offering or 85% of the closing trading price per share on the exercise date, which will occur on the last day of each offering.
Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, no further awards may be granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger, were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise remain in effect pursuant to their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of March 31, 2022, 5,700,883 and 517,506 shares of Common Stock remain reserved for outstanding options issued under the 2015 Plan and 2005 Plan, respectively.
The Company’s stock option plans allow for the grant of awards that the Company believes aid in aligning the interests of award recipients with those of its stockholders. The Company’s board of directors or compensation committee determines the specific terms of equity incentive grants, including the exercise price per share and vesting period for option awards. Option awards are granted with an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant.
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

Humacyte, Inc.
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
The Company estimated the fair value of the stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2022	2021

Estimated dividend yield	0%	0%
Expected share price volatility (weighted average and range, if applicable)	100%	91.5% (91.5% to 92.1%)
Risk-free interest rate (weighted average and range, if applicable)	1.89%	0.62% (0.62% to 0.97%)
Expected term of options (in years)	6.25	6.00
•Fair Value of Common Stock. Prior to the Merger, as the Company’s common stock was not publicly traded, the fair value of the shares of its common stock underlying the options was determined by the Company’s board of directors with input from management, after considering independent third-party valuation reports. Subsequent to the Merger, the fair value of the Common Stock has been determined based on the closing price of the shares on the Nasdaq market.
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
At March 31, 2022, there were 7,487,556 options remaining available for grant under the 2021 Plan. The Company has sufficient authorized and unissued shares to make all issuances currently available under the 2021 Plan.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables show a summary of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, and remaining unrecognized cost as of March 31, 2022 and December 31, 2021:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Research and development	$281	$636
General and administrative	1,266	1,892
Total	$1,547	$2,528

($ in thousands)	March 31, 2022	December 31, 2021

Unrecognized share-based compensation cost	$10,584	$13,346
Expected weighted average period compensation costs to be recognized (years)	2.0	2.3
A summary of option activity under the Company’s stock option plans during the three months ended March 31, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2021	6,711,192	$7.48	5.3	$8,276
Granted	113,700	$5.90
Exercised	(926)	$1.15
Forfeited	(182,319)	$9.50
Options outstanding at March 31, 2022	6,641,647	$7.40	5.1	$8,028
Vested and exercisable, March 31, 2022	4,645,602	$6.30	3.4	$7,896
Vested and expected to vest, March 31, 2022	6,641,647	$7.40	5.1	$8,028
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of March 31, 2022. The Company’s effective federal tax rate for the three months ended March 31, 2022 and 2021 was 0%, primarily as a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards.
The Company did not record any income tax expense or benefit during the three months ended March 31, 2022 and 2021. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Commitments and Contingencies
Patent License Agreements
Duke University
In March 2006, the Company entered into a license agreement with Duke University (“Duke”), which was subsequently amended in 2011, 2014, 2015, 2018, 2019 and January 2022. Under this license agreement, Duke granted the Company a worldwide, exclusive, sublicensable license to certain patents related to decellularized tissue engineering, referred to as the patent rights, as well as a non-exclusive license to use and practice certain know-how related to the patent rights. The relevant licensed patent on decellularization of tissue expired in 2021. The Company has agreed to use commercially reasonable efforts to develop, register, market and sell products utilizing the patent rights, referred to as the licensed products. Any services provided to a third party utilizing licensed products are referred to as licensed services. The Company has also agreed to meet certain benchmarks in its development efforts, including as to development events, clinical trials, regulatory submissions and marketing approval, within specified timeframes. Under the license agreement, Duke retains the right to use the patent rights for its own educational and research purposes, and to provide the patent rights to other non-profit, governmental or higher-learning institutions for non-commercial purposes without paying royalties or other fees.
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
Yale University
In February 2014, the Company entered into a license agreement with Yale University (“Yale”) that granted the Company a worldwide license to the patents related to coatings for small-diameter vessels to inhibit clotting. The license granted under the agreement is exclusive in the field of engineered vascular tissues and tissues and extracellular matrix-based implants used for vascular repair, reconstruction and replacement (provided that all uses are vascular tissues within the range of 1 – 12mm in diameter), except that it is subject to Yale’s non-exclusive right, on behalf of itself and all other non-profit academic institutions, to use the licensed products for research, teaching, and other non-commercial purposes. The Company has agreed to pay to Yale an annual maintenance fee, increasing between the first and fourth anniversaries of the agreement up to a maximum of less than $0.1 million per year for this license.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
•milestone payments upon achievement of certain regulatory and commercial milestones of $0.2 million and $0.6 million, respectively;
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

Humacyte, Inc.
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
12. Related Party Transactions
Fresenius Medical Care investments and distribution agreement
In June 2018, the Company completed a $150 million financing transaction pursuant to which Fresenius Medical Care purchased shares of series D redeemable convertible preferred stock that at the Closing of the Merger converted into 15,812,735 shares of the Company’s common stock. In August 2021, Fresenius Medical Care invested $25 million as part of the PIPE Financing and received an additional 2.5 million shares of the Company’s common stock.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In addition, the Company entered into a distribution agreement with Fresenius Medical Care in June 2018 which, as amended as of February 16, 2021, granted Fresenius Medical Care and its affiliates exclusive rights to develop outside the United States and European Union (the “EU”) and commercialize outside of the United States the Company’s 6 millimeter x 42 centimeter HAV and all improvements thereto, and modifications and derivatives thereof (including any changes to the length, diameter or configuration of the foregoing), for use in vascular creation, repair, replacement or construction, including renal replacement therapy for dialysis access, the treatment of peripheral arterial disease, and the treatment of vascular trauma, but excluding coronary artery bypass graft, pediatric heart surgery, or adhering pancreatic islet cells onto the outer surface of the distribution product for use in diabetic patients. Within the United States, Fresenius Medical Care will collaborate with the Company in its commercialization of the product in the field, including adoption of the distribution product as a standard of care in patients for which such use is supported by clinical results and health economic analyses.
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

Humacyte, Inc.
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
Arrangements with Yale University
The Company’s President and Chief Executive Officer, Laura Niklason M.D., PhD., serves as an Adjunct Professor in Anesthesia at Yale University. As of March 31, 2022 and December 31, 2021, the Company was a party to license agreements with Yale University as described in Note 11 — Commitments and Contingencies, above.
The following table shows a summary of related party expenses included in the statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands)	2022	2021
License expenses	$50	$50
Other	2	35
Total	52	85

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report and our Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Unless the context indicates otherwise, references in this Quarterly Report to the “Company,” “Humacyte,” “we,” “us,” “our” and similar terms refer to Humacyte, Inc. (formerly known as Alpha Healthcare Acquisition Corp.) and its consolidated subsidiaries (including Humacyte Global, Inc.) following the Merger (defined below); references to “Legacy Humacyte” refer to Humacyte, Inc. prior to the Merger; and references to “AHAC” refer to Alpha Healthcare Acquisition Corp. prior to the Merger.
Overview
We are pioneering the development and manufacture of off-the-shelf, universally implantable, bioengineered human tissues, complex tissue systems, and organs with the goal of improving the lives of patients and transforming the practice of medicine. We believe our technology has the potential to overcome limitations in existing standards of care and address the lack of significant innovation in products that support tissue repair, reconstruction and replacement. We are leveraging our novel, scalable technology platform to develop proprietary, bioengineered, acellular human tissues, complex tissue systems, and organs for use in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas.
We are initially using our proprietary, scientific technology platform to engineer and manufacture human, acellular tissue-based vessels (“HAVs”). Our investigational HAVs are designed to be easily implanted into any patient without inducing a foreign body response or leading to immune rejection. We are developing a portfolio, or “cabinet”, of HAVs with varying diameters and lengths. The HAV cabinet would initially target the vascular repair, reconstruction and replacement market, including use in vascular trauma; arteriovenous (“AV”) access for hemodialysis, peripheral arterial disease (“PAD”); and coronary artery bypass grafting (“CABG”). In addition, we are developing our HAVs for pediatric heart surgery and the delivery of cellular therapies, including pancreatic islet cell transplantation to treat Type 1 diabetes (our biovascular pancreas). We will continue to explore the application of our technology across a broad range of markets and indications, including the development of urinary conduit, trachea, esophagus and other novel cell delivery systems.
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
We have generated no product revenue and incurred losses and negative cash flows from operations in each year since our inception in 2004. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $434.4 million and $414.6 million, respectively, and working capital of $198.5 million and $218.3 million, respectively. Our net losses were approximately $19.8 million and $20.3 million for the three months ended March 31, 2022 and 2021, respectively. Net cash flows used in operating activities were $18.8 million and $14.5 million, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we advance our product candidates.

As of March 31, 2022, we had cash and cash equivalents and short-term investments of $206.2 million. We believe our cash and cash equivalents and short-term investments on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this assessment.
Our need for additional capital will depend in part on the scope and costs of our development and commercial manufacturing activities. To date, we have not generated any revenue from the sale of commercialized products. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Until such time, if ever, we expect to finance our operations through the use of existing cash and cash equivalents and short-term investments, the sale of equity or debt, borrowings under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See “Risk Factors” for additional information.
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
•add operational, financial and management information systems and personnel to support, among other things, our product development and commercialization efforts and operations; and
•operate as a public company, which includes higher costs associated with hiring additional personnel, director and officer insurance premiums, audit and legal fees, and expenses for compliance with public company reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”) and rules implemented by the SEC and The Nasdaq Stock Market LLC (“Nasdaq”).
Merger and Public Company Costs
On August 26, 2021 (the “Closing Date”), Legacy Humacyte and AHAC consummated a merger pursuant to that certain Business Combination Agreement, dated as of February 17, 2021 (the “Merger Agreement”), by and among Legacy Humacyte, AHAC and Hunter Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of AHAC. As contemplated by the Merger Agreement, Merger Sub merged with and into Legacy Humacyte, with Legacy Humacyte continuing as the surviving corporation and as a wholly owned subsidiary of AHAC (the “Merger”). On the Closing Date, AHAC changed its name to Humacyte, Inc. and Legacy Humacyte changed its name to Humacyte Global, Inc. Operations prior to the Merger included in this Quarterly Report are those of Legacy Humacyte.

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
•fees paid to consultants and clinical research organizations (“CROs”), including in connection with our clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;
•allocation of facility lease and maintenance costs;
•depreciation of leasehold improvements, laboratory equipment and computers;
•costs related to purchasing raw materials and producing our product candidates for clinical trials;
•costs related to compliance with regulatory requirements;
•costs related to our manufacturing development and expanded-capabilities initiatives; and
•license fees related to in-licensed technologies.
The majority of our research and development resources are currently focused on our Phase III clinical trials for our 6 millimeter HAV and other work needed to obtain marketing approval for our 6 millimeter HAV for use for vascular repair, reconstruction and replacement, including vascular trauma and AV access in hemodialysis in the United States. We have incurred and expect to continue to incur significant expenses in connection with these and our other clinical development efforts, including expenses related to regulatory filings, trial enrollment and conduct, data analysis, patient follow up and study report generation for our Phase II and Phase III clinical trials. We do not allocate all of our costs by each research and development program for which we are developing our cabinet of HAVs, as a significant amount of our development activities broadly support multiple programs that use our technology platform. We plan to further increase our research and development expenses for the foreseeable future as we continue the development of our proprietary scientific technology platform and our novel manufacturing paradigm.
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
We expect our general and administrative expenses will continue to increase for the foreseeable future to support our expanded infrastructure and increased costs of operating as a public company. These increases are expected to include increased employee-related expenses and increased director and officer insurance premiums, audit and legal fees, and expenses for compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC, as well as Nasdaq rules.
Other Income (Expense), Net
Total other income (expense), net consists of (i) the change in fair value of the contingent earnout liability that was accounted for as a liability as of the date of the Merger, and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents and short-term investments, (iii) interest expense incurred on our term loan agreement with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P. (the “Loan Agreement”), finance leases, and our Paycheck Protection Program (“PPP”) loan during the periods each were outstanding, and (iv) a change in fair value of private placement common stock warrant liabilities related to private placement warrants originally issued in a private placement to AHAC Sponsor LLC (“Private Placement Warrants”), which we assumed in connection with the Merger, and which are subject to remeasurement to fair value at each balance sheet date resulting in a non-cash gain or loss.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
Revenue	$233	$155	$78	50%

Operating expenses:
Research and development	16,314	15,137	1,177	8%
General and administrative	5,682	4,787	895	19%
Total operating expenses	21,996	19,924	2,072	10%
Loss from operations	(21,763)	(19,769)	(1,994)	10%

Other income (expense), net
Change in fair value of contingent earnout liability	3,258	—	3,258	100%
Interest expense	(1,432)	(533)	(899)	169%
Other income	105	1	104	*
Total other income (expense), net	1,931	(532)	2,463	(463)%
Net loss	$(19,832)	$(20,301)	$469	(2)%
* Not meaningful
Grant Revenue
For each of the three months ended March 31, 2022 and 2021, revenue was approximately $0.2 million and related to our grant from DoD.
Research and Development Expenses
The following table discloses the breakdown of research and development expenses:

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
External services	$3,850	$3,852	$(2)	—%
Materials and supplies	3,737	3,201	536	17%
Payroll and personnel expenses	5,641	5,321	320	6%
Other research and development expenses	3,086	2,763	323	12%
	$16,314	$15,137	$1,177	8%
Research and development expenses increased from $15.1 million for the three months ended March 31, 2021 to $16.3 million for the three months ended March 31, 2022. The increase of $1.2 million, or 8%, was primarily driven by (i) increased salaries and benefits of $0.7 million to support our expanding research and development initiatives, (ii) a $0.5 million increase in the purchase of materials and supplies, and (iii) a $0.3 million increase in other research and development expenses, partially offset by (iv) a $0.4 million decrease in non-cash stock compensation expense.

General and Administrative Expenses
General and administrative expenses were $5.7 million and $4.8 million for the three months ended March 31, 2022 and 2021, respectively. The increase in general and administrative expenses during this period of $0.9 million, or 19%, was primarily driven by expenses associated with the transition to a public company, including (i) increased salaries and benefits of $0.5 million primarily due to higher headcount, (ii) increased professional fees of $0.4 million primarily related to increased legal and audit fees, and (iii) a $0.3 million increase in insurance costs related to directors and officers liability insurance premiums.
Total Other Income (Expense)
Total other income (expense) was $1.9 million and $(0.5) million for the three months ended March 31, 2022 and 2021, respectively. The increase of $2.5 million in income resulted from a $3.3 million non-cash gain related to the remeasurement of the contingent earnout liability as of March 31, 2022, partially offset by a $0.9 million increase in interest expense related to our loan facility with Silicon Valley Bank, which commenced in March 2021.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations primarily through the sale of equity securities and convertible debt, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $434.4 million and $414.6 million, respectively.
As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents and short-term investments of $206.2 million and $225.5 million, respectively. We believe our cash and cash equivalents and short-term investments will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business to our accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our assessment. We believe that our longer-term working capital, planned research and development, capital expenditures and other general corporate funding requirements will be satisfied through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the sections entitled “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report and our Annual Report.
As of March 31, 2022 and December 31, 2021, we had working capital of $198.5 million and $218.3 million, respectively. As of March 31, 2022, we had $30.0 million outstanding principal and $20.0 million of contingent borrowing capacity under our Loan Agreement. We do not currently have any committed external source of funds beyond the Loan Agreement.
Material Cash Requirements
Our known material cash requirements include: (1) the purchase of supplies and services that are primarily for research and development; (2) debt repayments (for additional information, see below and Note 7 — Debt to our accompanying unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report); (3) employee wages, benefits, and incentives; and (4) financing and operating lease payments (for additional information see below). We have also entered into contracts with CROs primarily for clinical trials. These contracts generally provide for termination upon limited notice, and therefore we believe that our non-cancellable obligations under these agreements are not material. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, for example, legal contingencies, uncertain tax positions, and other matters.

As of March 31, 2022, we had non-cancellable purchase commitments of $13.4 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University and have a distribution agreement with Fresenius Medical Care Holdings, Inc. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at March 31, 2022. For additional information regarding our agreement with Fresenius Medical Care, and our agreements with Duke University and Yale University, see Note 12 — Related Party Transactions and Note 11 — Commitments and Contingencies, respectively, to our accompanying unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Debt
In March 2021, we entered into the Loan Agreement with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., as amended in June and September 2021, which provides a term loan facility of up to $50.0 million, with a maturity date of March 1, 2025. The initial term loan tranche of $20.0 million was funded upon the closing of the Loan Agreement, and on October 13, 2021, we borrowed an additional $10.0 million under the Loan Agreement. The additional $20.0 million becomes accessible in two tranches of $10.0 million each contingent on the achievement of certain business and clinical development milestones. As a result of the additional borrowing in October 2021, the commencement of repayment of principal was deferred until no earlier than July 2023 and potentially later if the remaining tranches are drawn. As of March 31, 2022, principal of $30.0 million was outstanding under the Loan Agreement and we were in compliance with all covenants in all material respects. Assuming no additional borrowings under the Loan Agreement, we expect to make interest payments of approximately $5.1 million under the Loan Agreement from April 1, 2022 through March 1, 2025, approximately $2.4 million of which we expect to pay within one year of March 31, 2022.
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
Our contractual obligations under the Loan Agreement as of March 31, 2022 include no cash payments related to principal within one year and $30.0 million of principal payments within one to three years.
Leases
Our finance lease relates to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018 and leased through May 2033, and our operating lease relates to the land lease associated with our headquarters. Our future contractual obligations under our lease agreements as of March 31, 2022 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$32,052	$3,892	$8,079	$8,434	$11,647
Operating leases	1,073	105	211	211	546

Future Funding Requirements
We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue clinical development of our 6 millimeter HAV for use in vascular trauma and hemodialysis AV access and submit biologics license applications for FDA approval, (ii) if marketing approval is obtained, to launch and commercialize our HAVs for hemodialysis AV access and vascular repair in the U.S. market, including subsequent launches in key international markets, (iii) advance our pipeline in major markets, including PAD Phase III trials and continue preclinical development and advance to planned clinical studies in CABG and biovascular pancreas for diabetes, and (iv) scale out our manufacturing facility as required to satisfy potential demand if our HAVs receive marketing approval. We will need additional funding in connection with these activities.
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
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•the costs of operating as a public company, including hiring additional personnel as well as increased director and officer insurance premiums, audit and legal fees, and expenses for compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC and Nasdaq.
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
Our principal use of cash in recent periods has been primarily to fund our operations, including the clinical and preclinical development of our product candidates. Our future capital requirements, both short-term and long-term, will depend on many factors, including the progress and results of our clinical trials and preclinical development, timing and extent of spending to support development efforts, cost and timing of future commercialization activities, and the amount and timing of revenues, if any, that we receive from commercial sales.
See the section of this Quarterly Report entitled “Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows
The following table shows a summary of our cash flows for each of the periods shown below:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net loss	$(19,832)	$(20,301)
Non-cash adjustments to reconcile net loss to net cash used in operating activities(1):	644	4,616
Changes in operating assets and liabilities:	391	1,142
Net cash used in operating activities	(18,797)	(14,543)
Net cash used in investing activities	(22)	(29)
Net cash (used in) provided by financing activities	(461)	19,271
Net decrease (increase) in cash and cash equivalents	$(19,280)	$4,699
Cash and cash equivalents at the beginning of the period	$217,502	$39,929
Cash and cash equivalents at the end of the period	$198,222	$44,628
___________________________
(1) Includes depreciation, amortization related to our leases and our debt discount, stock-based compensation expense, and in 2022 includes the change in fair value of our contingent earnout liability and our common stock warrant liabilities.
Cash Flow from Operating Activities
The increase in net cash used in operating activities from the three months ended March 31, 2021 to the three months ended March 31, 2022 was primarily due to increased spending on pre-clinical, clinical and pre-commercial activities as well as payroll and personnel expenses.
Cash Flow from Investing Activities
Net cash used in investing activities remained consistent at less than $0.1 million for each of the three months ended March 31, 2022 and the three months ended March 31, 2021, and consisted of the purchases of laboratory equipment.
Cash Flow from Financing Activities
The current-quarter decrease in net cash provided by financing activities was primarily due to $19.7 million of net proceeds in connection with draws under our loan facility with Silicon Valley Bank in March 2021.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in SEC rules and regulations.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent liabilities. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates based on different assumptions, judgments, or conditions.

An accounting estimate or assumption is considered critical if both (a) the nature of the estimate or assumption involves a significant level of estimation uncertainty, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our financial condition. There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020, included in our Annual Report.
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies until it is no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We expect to use the extended transition period and, therefore, while we are an emerging growth company we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies, unless we choose to early adopt a new or revised accounting standard. This may make it difficult or impossible to compare our financial results with the financial results of another public company because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act (“Regulation S-K”). Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company if (1) the market value of Common Stock held by non-affiliates is less than $250 million as of the last business day of the second fiscal quarter, or (2) our annual revenues in its most recent fiscal year completed before the last business day of its second fiscal quarter are less than $100 million and the market value of Common Stock held by non-affiliates is less than $700 million as of the last business day of the second fiscal quarter.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.
Item 4. Controls and Procedures
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
As of March 31, 2022, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company currently is not aware of any legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
Item 1A. Risk Factors
Our risk factors are disclosed in Part I, Item 1A of our Annual Report. There have been no material changes during the three months ended March 31, 2022 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Humacyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Notes to Condensed Consolidated Financial Statements, and (vi) Cover Page.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 13th day of May, 2022.

HUMACYTE, INC.
Date: May 13, 2022	By:	/s/ Laura E. Niklason, M.D., Ph.D.
		Name:	Laura E. Niklason, M.D., Ph.D.
		Title:	President and Chief Executive Officer

	By:	/s/ Dale A. Sander
		Name:	Dale A. Sander
		Title:	Chief Financial Officer, Chief Corporate Development Officer and Treasurer