Form 10-Q
period 2022-06-30
Humacyte, Inc.
filed 2022-08-12
CIK 1818382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, 103,006,803 shares of common stock, par value $0.0001, were issued and outstanding.

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
•the characteristics and performance of our bioengineered human, acellular vessels (“HAVs”);
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Humacyte, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands except for share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$181,035	$217,502
Short-term investments	8,000	8,000
Accounts receivable	1,301	176
Prepaid expenses and other current assets	2,694	3,662
Total current assets	193,030	229,340

Finance lease right-of-use assets, net	20,403	21,432
Operating lease right-of-use assets, net	705	727
Property and equipment, net	32,227	35,034
Total assets	$246,365	$286,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,537	$2,094
Accrued expenses	6,186	6,757
Finance lease obligation, current portion	2,115	1,981
Deferred payroll tax, current portion	173	173
Operating lease obligation, current portion	47	45
Total current liabilities	11,058	11,050

Contingent earnout liability	44,049	103,660
SVB loan payable	28,132	27,361
Finance lease obligation, net of current portion	20,018	21,109
Operating lease obligation, net of current portion	658	682
Common stock warrant liabilities	190	497
Total liabilities	104,105	164,359

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 103,006,803 and 103,003,646 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	539,787	536,737
Accumulated deficit	(397,537)	(414,573)
Total stockholders' equity	142,260	122,174
Total liabilities and stockholders’ equity	$246,365	$286,533
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands except for share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Grant revenue	$1,301	$690	$1,534	$845

Operating expenses:
Research and development	14,652	14,568	30,966	29,705
General and administrative	5,180	5,391	10,862	10,178
Total operating expenses	19,832	19,959	41,828	39,883
Loss from operations	(18,531)	(19,269)	(40,294)	(39,038)

Other income (expense), net:
Interest income	301	2	332	3
Change in fair value of contingent earnout liability	56,353	—	59,611	—
Change in fair value of common stock warrant liabilities	233	—	307	—
Gain on PPP loan forgiveness	—	3,284	—	3,284
Interest expense	(1,488)	(1,215)	(2,920)	(1,748)
Total other income, net	55,399	2,071	57,330	1,539
Net income (loss) and comprehensive income ( loss)	$36,868	$(17,198)	$17,036	$(37,499)

Net income (loss) per share attributable to common stockholders, basic	$0.36	$(2.89)	$0.17	$(6.35)
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, basic	103,005,651	5,941,675	103,004,874	5,908,372

Net income (loss) per share attributable to common stockholders, diluted	$0.35	$(2.89)	$0.16	$(6.35)
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, diluted	103,908,440	5,941,675	103,923,138	5,908,372
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands except for share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	103,003,646	$10	$536,737	$(414,573)	$122,174
Proceeds from the exercise of stock options	—	—	926	—	1	—	1
Stock-based compensation	—	—	—	—	1,547	—	1,547
Net loss	—	—	—	—	—	(19,832)	(19,832)
Balance as of March 31, 2022	—	$—	103,004,572	$10	$538,285	$(434,405)	$103,890
Proceeds from the exercise of stock options	—	—	2,231	—	11	—	11
Stock-based compensation	—	—	—	—	1,491	—	1,491
Net income	—	—	—	—	—	36,868	36,868
Balance as of June 30, 2022	—	$—	103,006,803	$10	$539,787	$(397,537)	$142,260

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	69,613,562	$420,989	5,822,396	$1	$37,778	$(388,096)	$(350,317)
Proceeds from the exercise of stock options	—	—	116,149	—	206	—	206
Stock-based compensation	—	—	—	—	2,528	—	2,528
Issuance of warrants in conjunction with debt	—	—	—	—	2,360	—	2,360
Net loss	—	—	—	—	—	(20,301)	(20,301)
Balance as of March 31, 2021	69,613,562	$420,989	5,938,545	$1	$42,872	$(408,397)	$(365,524)
Proceeds from the exercise of stock options	—	—	5,204	—	30	—	30
Stock-based compensation	—	—	—	—	2,930	—	2,930
Net loss	—	—	—	—	—	(17,198)	(17,198)
Balance as of June 30, 2021	69,613,562	$420,989	5,943,749	$1	$45,832	$(425,595)	$(379,762)

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30, 2022,
	2022	2021
Cash flows from operating activities
Net income (loss)	$17,036	$(37,499)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	3,032	3,106
Stock-based compensation expense	3,038	5,458
Change in fair value of contingent earnout liability	(59,611)	—
Change in fair value of common stock warrant liabilities	(307)	—
Amortization expense	1,029	1,030
Non-cash operating lease costs	22	21
Amortization of SVB debt discount	771	313
Accrued interest on PPP loan obligation	—	11
Gain on PPP loan forgiveness	—	(3,284)
Changes in operating assets and liabilities:
Accounts receivable	(1,125)	(576)
Prepaid expenses and other current assets	968	(75)
Accounts payable	374	769
Accrued expenses	(571)	1,524
Operating lease obligation	(22)	(21)
Net cash used in operating activities	(35,366)	(29,223)

Cash flows from investing activities
Purchase of short-term investments (certificates of deposit)	(8,000)	—
Proceeds from maturity of short-term investments (certificates of deposit)	8,000	—
Purchase of property and equipment	(156)	(92)
Net cash used in investing activities	(156)	(92)

Cash flows from financing activities
Proceeds from the exercise of stock options	12	236
Payment of finance lease principal	(957)	(834)
Proceeds from SVB loan	—	19,659
Payment of deferred offering costs	—	(706)
Net cash (used in) provided by financing activities	(945)	18,355

Net decrease in cash and cash equivalents	(36,467)	(10,960)
Cash and cash equivalents at the beginning of the period	217,502	39,929
Cash and cash equivalents at the end of the period	$181,035	$28,969

Supplemental disclosure
Cash paid for interest on SVB loan	$1,165	$258

Supplemental disclosure of noncash activities:
Purchase of property and equipment in accounts payable	$90	$—
Issuance of warrants in conjunction with debt	$—	$2,360
Unpaid deferred offering costs	$—	$2,536
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
Refer to Note 3 — Reverse Recapitalization for further details of the Merger.
Liquidity and Going Concern
Since its inception in 2004, the Company has generated no product revenue and has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the Reverse Recapitalization, borrowings under loan facilities and, to a lesser extent, through governmental and other grants. At June 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $397.5 million and $414.6 million, respectively. The Company’s operating losses were $40.3 million and $39.0 million for the six months ended June 30, 2022 and 2021, respectively. Net cash flows used in operating activities were $35.4 million and $29.2 million during the six months ended June 30, 2022 and 2021, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.
As of June 30, 2022, the Company had cash and cash equivalents and short-term investments of $189.0 million. The Company believes its combined cash and cash equivalents and short-term investments on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the issuance date of these interim financial statements.

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
To date, there have been no material financial impacts or impairment losses in the carrying values of the Company’s assets as a result of the pandemic and the Company is not aware of any specific related event or circumstance that would require it to revise the estimates reflected in these financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including current and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, the emergence of new virus variants, and the duration and intensity of the related economic impact of the pandemic.
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and its results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or any other period. The December 31, 2021 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.

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
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments consisting of certificates of deposit (“CDs”). Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2022 and December 31, 2021. The Company has cash equivalents that are invested in highly rated money market funds invested only in obligations of the U.S. government and its agencies.
As of both June 30, 2022 and December 31, 2021, the Company had approximately $10.0 million in CDs. These cash deposits are deposited at a bank that is a member of the Certificate of Deposit Account Registry Service (“CDARS”), in which large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Those members issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance. As of both June 30, 2022 and December 31, 2021, the Company classified $2.0 million of its certificates of deposit as cash and cash equivalents and $8.0 million of its certificates of deposit as short-term investments on its condensed consolidated balance sheets.
During the three and six months ended June 30, 2022 and 2021, 100% of the Company’s total revenue relates to an award it received from the Department of Defense (“DoD”) in August 2017. As of June 30, 2022 and December 31, 2021, 100% of the Company’s accounts receivable relates to the DoD grant.
Net Income (Loss) per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of potentially dilutive common stock. Diluted net income (loss) per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2022	2021	2022	2021

Numerator:
Net income (loss) attributable to common shareholders	$36,868	$(17,198)	$17,036	$(37,499)

Denominator:
Weighted-average common shares outstanding - basic	103,005,651	5,941,675	103,004,874	5,908,372
Dilutive effect of assumed conversion of options to purchase common stock	902,789	—	918,264	—
Weighted-average common shares outstanding - diluted	103,908,440	5,941,675	103,923,138	5,908,372

Net income (loss) attributable to common shareholders - basic	$0.36	$(2.89)	$0.17	$(6.35)
Net income (loss) attributable to common shareholders - diluted	$0.35	$(2.89)	$0.16	$(6.35)
The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share for each period because including them would have had an antidilutive effect were as follows:

	Three and Six Months Ended June 30,
	2022	2021

Shares issuable upon conversion of Series A redeemable convertible preferred stock	—	18,421,897
Shares issuable upon conversion of Series B redeemable convertible preferred stock	—	24,137,647
Shares issuable upon conversion of Series C redeemable convertible preferred stock	—	11,241,283
Shares issuable upon conversion of Series D redeemable convertible preferred stock	—	15,812,735
Exercise of options under stock plan	5,347,250	6,520,690
Warrants to purchase common stock	5,588,506	287,704
The 15,000,000 Contingent Earnout Shares, as defined in Note 3, are excluded from the anti-dilutive table for the three and six months ended June 30, 2022 as such shares are contingently issuable until the share price of the Company exceeds specified thresholds that have not yet been achieved, or upon the occurrence of a change in control.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s commercialization efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales, and the Company may depend on certain strategic relationships to distribute its products, including the Company’s strategic partnership with Fresenius Medical Care, to sell, market and distribute its 6 millimeter HAV for certain specified indications outside the United States.
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
3. Reverse Recapitalization
On August 26, 2021, Merger Sub, a wholly-owned subsidiary of AHAC, merged with Legacy Humacyte, with Legacy Humacyte surviving as a wholly-owned subsidiary of AHAC. At the effective time of the Merger:
•each outstanding share of Legacy Humacyte common stock was converted into approximately 0.26260 shares of New Humacyte’s common stock, par value $0.0001 (“Common Stock”);
•each outstanding share of preferred stock of Legacy Humacyte was cancelled and converted into the aggregate number of shares of New Humacyte’s common stock that would be issued upon conversion of the shares of Legacy Humacyte preferred stock based on the applicable conversion ratio immediately prior to the effective time, multiplied by approximately 0.26260; and
•each outstanding option or warrant to purchase Legacy Humacyte common stock was converted into an option or warrant, as applicable, to purchase a number of shares of New Humacyte’s common stock equal to the number of shares of Legacy Humacyte common stock subject to such option or warrant multiplied by approximately 0.26260, at an exercise price per share equal to the current exercise price per share for such option or warrant divided by approximately 0.26260;
in each case, rounded down to the nearest whole share.
In addition, upon the closing of the merger (the “Closing”), 2,500,000 Class B shares of AHAC (the “Founder Shares”) automatically converted into shares of Common Stock on a one-for-one basis.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In connection with the Merger, the Company received $242.4 million in proceeds from the Merger and related PIPE Financing. The Company incurred $3.9 million of transaction costs, consisting of banking, legal, and other professional fees, of which $3.9 million was recorded as a reduction of proceeds to additional paid-in capital, and less than $0.1 million related to the Private Placement Warrants, which are classified as liabilities in the condensed consolidated balance sheets, was expensed in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended September 30, 2021. All transaction costs were paid as of December 31, 2021. Legacy Humacyte assumed $15.2 million of liabilities, including PIPE Financing fees and legal fees, and $0.1 million of assets from AHAC. Of the $15.2 million of liabilities assumed from AHAC, $0.1 million was included in accrued expenses as of December 31, 2021, and there were no unpaid liabilities as of June 30, 2022.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

($ in thousands)	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$176,446	$—	$—	$176,446
Cash equivalents (certificates of deposit)	—	2,005	—	2,005
Short-term investments (certificates of deposit)	—	8,000	—	8,000
Total financial assets	$176,446	$10,005	$—	$186,451
Liabilities:
Contingent Earnout Liability	$—	$—	$44,049	$44,049
Private Placement Warrants liability	—	—	190	190
Total financial liabilities	$—	$—	$44,239	$44,239

($ in thousands)	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$208,821	$—	$—	$208,821
Cash equivalents (certificates of deposit)	—	2,000	—	2,000
Short-term investments (certificates of deposit)	—	8,000	—	8,000
Total financial assets	$208,821	$10,000	$—	$218,821
Liabilities:
Contingent Earnout Liability	$—	$—	$103,660	$103,660
Private Placement Warrants liability	—	—	497	497
Total financial liabilities	$—	$—	$104,157	$104,157

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

($ in thousands)	Contingent Earnout Liability
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Fair value as of beginning of period	$(100,402)	$(103,660)
Change in fair value included in other income, net	56,353	59,611
Fair value as of end of period	$(44,049)	$(44,049)

	Private Placement Warrants
($ in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Fair value as of beginning of period	$(423)	$(497)
Change in fair value included in other income, net	233	307
Fair value as of end of period	$(190)	$(190)
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
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value based on Level 2 inputs. The carrying values of other receivables, accounts payable and accrued expenses as of June 30, 2022 and December 31, 2021 approximated their fair values due to the short-term nature of these items.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Property and Equipment, Net
Property and equipment, net consist of the following:

($ in thousands)	June 30, 2022	December 31, 2021

Scientific equipment(1)	$27,789	$27,641
Computer equipment	232	155
Software	335	335
Furniture and fixtures	988	988
Leasehold improvements	26,355	26,355
	55,699	55,474
Accumulated depreciation	(23,472)	(20,440)
Property and equipment, net	$32,227	$35,034
___________________________
(1)Includes $3.6 million as of both June 30, 2022 and December 31, 2021 related to scientific equipment not placed into service and therefore not being depreciated.
Depreciation expense totaled $1.5 million and $3.0 million for the three and six months ended June 30, 2022 and $1.6 million and $3.1 million for the three and six months ended June 30, 2021, respectively. All long-lived assets are maintained in the United States.
6. Accrued Expenses
Accrued expenses consisted of the following:

($ in thousands)	June 30, 2022	December 31, 2021

Accrued external research, development and manufacturing costs	$2,203	$2,520
Accrued employee compensation and benefits	3,589	3,943
Accrued professional fees	394	294
Total	$6,186	$6,757
7. Debt
On March 30, 2021, the Company entered into a term loan agreement with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., as amended in June 2021 and September 2021 (the “Loan Agreement”), which provides a term loan facility of up to $50.0 million with a maturity date of March 1, 2025. The Company’s obligations under the Loan Agreement are secured by substantially all of its assets except for its intellectual property. The Loan Agreement contains certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. If a minimum liquidity amount is not maintained, 50% of the outstanding principal and interest will become cash collateralized. As of June 30, 2022, the Company was in compliance with all covenants. The Company may use the proceeds of borrowings under the Loan Agreement as working capital and to fund its general business requirements.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Loan Agreement provides that the term loans will be distributed in tranches. The initial term loan tranche of $20.0 million was drawn on March 31, 2021, and on October 13, 2021, the Company borrowed an additional $10.0 million under the Loan Agreement. Borrowings under the Loan Agreement are accounted for net of issuance costs which are being accreted to interest expense over the term of the loan using the effective interest method. As of June 30, 2022, two subsequent $10.0 million term loan tranches will be eligible to be drawn at the request of the Company during specified draw periods prior to March 31, 2023, subject to the achievement of certain business milestones and other requirements by the dates specified in the Loan Agreement. Borrowings bear interest at the greater of 7.5% or the Wall Street Journal Prime Rate plus 4.25% (9.00% as of June 30, 2022). Interest only payments on the principal amount outstanding are due monthly beginning in the first month after the loan is dispersed. Repayment of principal may begin as soon as July 1, 2023 under the level of borrowing outstanding at June 30, 2022, and no later than April 1, 2024 if the remaining two loan tranches are drawn. The term loans may only be prepaid in full, and such prepayment requires 30 days’ advance notice and was subject initially to a prepayment fee of 3.00% that was decreased to 2.00% after March 30, 2022 (with a further decrease to 1.00% after March 30, 2023). The Company is not obligated to pay a prepayment fee if the Company makes a prepayment after March 30, 2024.
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
As of June 30, 2022, the fair value of warrants ($3.3 million), a 5% final payment fee ($1.5 million) and debt issuance costs ($0.3 million) are being accreted to interest expense over the term of the loan using the effective interest method.
SVB loan payable and net discount or premium balances are as follows:

($ in thousands)	June 30, 2022
Principal amount of SVB loan payable	$30,000
Final payment amount of SVB loan payable	1,500
Net premium associated with accretion of final payment and other debt issuance costs	(3,368)
SVB loan payable, current and noncurrent	28,132
Less SVB loan payable, current portion	—
SVB loan payable, noncurrent portion	$28,132
Future minimum payments of principal on the Company’s outstanding variable rate borrowings as of June 30, 2022 are as follows:

Year ending December 31:	($ in thousands)
2022 (remainder)	$—
2023	8,571
2024	17,143
2025	4,286
Total future payments	$30,000

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On April 30, 2020, the Company received loan proceeds in the amount of approximately $3.3 million under the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act. All or a portion of this loan and any accrued interest was eligible to be forgiven after a twenty-four week period as long as the borrower used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintained its payroll levels. On May 25, 2021, the PPP loan was forgiven and the Company recognized a gain from loan extinguishment in the amount of $3.3 million during the three months ended June 30, 2021.
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
As of June 30, 2022, the Company’s Second Amended and Restated Certificate of Incorporation authorized the Company to issue 250,000,000 shares of Common Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares thereof then outstanding or reserved for issuance) by the affirmative vote of the holders of a majority of the capital stock of the Company entitled to vote and may require a separate class vote of the Common Stock.
The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through June 30, 2022, no dividends have been declared.
The holders of Common Stock are entitled to one vote for each share held with respect to all matters voted on by the common stockholders of the Company.
In the event of a reorganization of the Company, after payment to the preferred stockholders of their liquidation preferences, holders of Common Stock are entitled to share ratably in all remaining assets of the Company.
As of June 30, 2022, the Company had reserved Common Stock for future issuances as follows:

June 30, 2022
Common stock reserved for Contingent Earnout Shares	15,000,000
Exercise of options under stock plans	6,899,995
Issuance of options under stock plans	7,226,977
Shares available for grant under ESPP	1,030,033
Warrants to purchase Common Stock	5,588,506
35,745,511

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 20,000,000 shares designated as preferred stock and none were outstanding as of June 30, 2022 and December 31, 2021.
Warrants
The Company had the following common stock warrants outstanding as of June 30, 2022 and December 31, 2021:

Common Stock Warrants Outstanding

Legacy Humacyte Common Stock Warrants	411,006
Private Placement Warrants	177,500
Public Warrants	5,000,000
Total Common Stock Warrants	5,588,506
See Note 7 — Debt for a discussion of common stock warrants issued in conjunction with the Company’s Loan Agreement in 2021 (such warrants, “Legacy Humacyte Common Stock Warrants”). There were no issuances, exercises or expirations of warrants during the six months ended June 30, 2022. During the six months ended June 30, 2021 there were 32,961 of warrants exercised that were issued in conjunction with a long-term debt agreement repaid in a prior reporting period. There were no expirations of warrants during the six months ended June 30, 2021.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The agreement governing the Common Stock Warrants includes a provision, the application of which could result in a different settlement value for the Private Placement Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock” and therefore are not classified in stockholders’ equity. As the Private Placement Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive income (loss) at each reporting date.
The Private Placement Warrants were initially recognized as a liability on the Closing Date, at a fair value of $0.6 million, and the liability was remeasured to an estimated fair value of $0.5 million as of December 31, 2021. See Note 4 — Fair Value Measurements for a summary of the change in the fair value of the Private Placement Warrants during the three and six months ended June 30, 2022. The remeasurement of the Private Placement Warrant liability to a fair value of $0.2 million as of June 30, 2022 resulted in a non-cash gain of $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively, classified within Change in fair value of common stock warrant liabilities in the condensed consolidated statements of operations and comprehensive income (loss).
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo simulation value model:

	June 30, 2022	December 31, 2021
Market price of public stock	$3.21	$7.25
Exercise price	$11.50	$11.50
Expected term (years)	4.16	4.65
Expected share price volatility	79.0%	61.0%
Risk-free interest rate	3.00%	1.21%
Estimated dividend yield	0%	0%
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Upon the Closing, the contingent obligation to issue Contingent Earnout Shares was accounted for as a liability because the triggering events that determine the number of Contingent Earnout Shares required to be issued include events that are not solely indexed to the Common Stock. The Contingent Earnout Shares are subsequently remeasured at each reporting date with changes in fair value recorded as a component of other (expense) income, net in the condensed consolidated statements of operations and comprehensive income (loss). The estimated fair value of the total Contingent Earnout Shares at the Closing on August 26, 2021 was $159.4 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over a ten-year period using the most reliable information available. The estimated fair value of the total Contingent Earnout Shares at December 31, 2021 was $103.7 million.
See Note 4 — Fair Value Measurements for a summary of the change in the fair value of the Contingent Earnout Liability during the three and six months ended June 30, 2022. The remeasurement of the Contingent Earnout Liability to a fair value of $44.0 million as of June 30, 2022 resulted in a non-cash gain of $56.4 million and $59.6 million for the three and six months ended June 30, 2022, respectively, classified within Change in fair value of contingent earnout liability in the condensed consolidated statements of operations and comprehensive income (loss). The assumptions utilized in the calculations of fair value were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield.
Assumptions used in the valuations are described below:

	June 30, 2022	December 31, 2021
Current stock price	$3.21	$7.25
Expected share price volatility	89.2%	85.8%
Risk-free interest rate	2.98%	1.52%
Estimated dividend yield	0.0%	0%
Expected term (years)	10.00	10.00
9. Stock-based Compensation
At Closing, the 2021 Long-Term Incentive Plan, (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan, (the “ESPP”), became effective. As of June 30, 2022, 7,226,977 and 1,030,033 shares of Common Stock were available under the 2021 Plan and ESPP, respectively. The 2021 Plan and ESPP provide that on January 1 of each year commencing January 1, 2022, the 2021 Plan and the ESPP reserve will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of the Company’s Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. In December 2021, the Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the 2021 Plan or the ESPP on January 1, 2022.
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
Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, no further awards may be granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger, were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise remain in effect pursuant to their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of June 30, 2022, 5,640,354 and 517,506 shares of Common Stock remain reserved for outstanding options issued under the 2015 Plan and 2005 Plan, respectively.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company estimated the fair value of the stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Estimated dividend yield	0%	0%	0%	0%
Expected share price volatility (weighted average and range, if applicable)	93.9% (89.0% to 99.8%)	91.0%	95.5% (89.0% to 100.0%)	91.4% (91.0% to 92.1%)
Risk-free interest rate (weighted average and range, if applicable)	2.86% (2.53% to 3.23%)	0.99% (0.98% to 1.02%)	2.61% (1.89% to 3.23%)	0.68% (0.62% to 1.02%)
Expected term of options (in years)	6.25	6.00	6.25	6.00
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
At June 30, 2022, there were 7,226,977 options remaining available for grant under the 2021 Plan. The Company has sufficient authorized and unissued shares to make all issuances currently available under the 2021 Plan.
The following tables show a summary of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021, and remaining unrecognized cost as of June 30, 2022 and December 31, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Research and development	$185	$715	$466	$1,351
General and administrative	1,306	2,215	2,572	4,107
Total	$1,491	$2,930	$3,038	$5,458

($ in thousands)	June 30, 2022	December 31, 2021

Unrecognized share-based compensation cost	$10,974	$13,346
Expected weighted average period compensation costs to be recognized (years)	2.1	2.3

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A summary of option activity under the Company’s stock option plans during the six months ended June 30, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2021	6,711,192	$7.48	5.3	$8,276
Granted	432,577	$5.56
Exercised	(3,157)	$3.67
Forfeited	(240,617)	$9.34
Options outstanding at June 30, 2022	6,899,995	$7.29	5.0	$1,471
Vested and exercisable, June 30, 2022	4,754,151	$6.39	3.2	$1,471
Vested and expected to vest, June 30, 2022	6,899,995	$7.29	5.0	$1,471
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of June 30, 2022. The Company’s effective federal tax rate for the three and six months ended June 30, 2022 and 2021 was 0%, primarily as a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards.
The Company did not record any income tax expense or benefit during the three and six months ended June 30, 2022 and 2021. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Arrangements with Yale University
The Company’s President and Chief Executive Officer, Laura Niklason M.D., PhD., serves as an Adjunct Professor in Anesthesia at Yale University. As of June 30, 2022 and December 31, 2021, the Company was a party to license agreements with Yale University as described in Note 11 — Commitments and Contingencies, above.
The following table shows a summary of related party expenses included in the statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
License expenses	$—	$35	$50	$85
Other	6	46	8	81
Total	6	81	58	166

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
We are initially using our proprietary, scientific technology platform to engineer and manufacture human, acellular vessels (“HAVs”). Our investigational HAVs are designed to be easily implanted into any patient without inducing a foreign body response or leading to immune rejection. We are developing a portfolio, or “cabinet”, of HAVs with varying diameters and lengths. The HAV cabinet would initially target the vascular repair, reconstruction and replacement market, including use in vascular trauma; arteriovenous (“AV”) access for hemodialysis, peripheral arterial disease (“PAD”); and coronary artery bypass grafting (“CABG”). In addition, we are developing our HAVs for pediatric heart surgery and the delivery of cellular therapies, including pancreatic islet cell transplantation to treat Type 1 diabetes (our biovascular pancreas). We will continue to explore the application of our technology across a broad range of markets and indications, including the development of urinary conduit, trachea, esophagus and other novel cell delivery systems.
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
We have generated no product revenue and incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $397.5 million and $414.6 million, respectively, and working capital of $182.0 million and $218.3 million, respectively. Our operating losses were approximately $18.5 million and $40.3 million for the three and six months ended June 30, 2022, respectively, and $19.3 million and $39.0 million for the three and six months ended June 30, 2021, respectively. Net cash flows used in operating activities were $35.4 million and $29.2 million during the six months ended June 30, 2022 and 2021, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we advance our product candidates.

As of June 30, 2022, we had cash and cash equivalents and short-term investments of $189.0 million. We believe our cash and cash equivalents and short-term investments on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this assessment.
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
•add operational, financial and management information systems and personnel to support, among other things, our product development and commercialization efforts and operations; and
•continue operating as a public company, which includes higher costs associated with hiring additional personnel, director and officer insurance premiums, audit and legal fees, and expenses for compliance with public company reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”) and rules implemented by the SEC and The Nasdaq Stock Market LLC (“Nasdaq”).
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
To date, the COVID-19 pandemic has not resulted in material financial impacts or impairment losses in the carrying values of our assets and we are not aware of any specific related event or circumstance that would require us to revise the estimates reflected in our financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including current and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, the emergence of new virus variants, and the duration and intensity of the related economic impact of the COVID-19 pandemic.
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
We expect our general and administrative expenses will continue to increase for the foreseeable future to support our expanded infrastructure and increased costs of operating as a public company and as we prepare for our anticipated commercial launch of the HAV. These increases are expected to include increased employee-related expenses, increased sales and marketing expenses, and increased director and officer insurance premiums, audit and legal fees, and expenses for compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC, as well as Nasdaq rules.
Other Income (Expense), Net
Total other income (expense), net consists of (i) the change in fair value of the contingent earnout liability that was accounted for as a liability as of the date of the Merger, and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents and short-term investments, (iii) interest expense incurred on our term loan agreement with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P. (the “Loan Agreement”), finance leases, and our Paycheck Protection Program (“PPP”) loan during the periods each were outstanding, (iv) a change in fair value of private placement common stock warrant liabilities related to private placement warrants originally issued in a private placement to AHAC Sponsor LLC (“Private Placement Warrants”), which we assumed in connection with the Merger, and which are subject to remeasurement to fair value at each balance sheet date resulting in a non-cash gain or loss, and (v) a non-cash gain on PPP loan forgiveness during the three months ended June 30, 2021.

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Revenue	$1,301	$690	$611	89%

Operating expenses:
Research and development	14,652	14,568	84	1%
General and administrative	5,180	5,391	(211)	(4)%
Total operating expenses	19,832	19,959	(127)	(1)%
Loss from operations	(18,531)	(19,269)	738	(4)%

Other income (expense), net
Change in fair value of contingent earnout liability	56,353	—	56,353	100%
Interest expense	(1,488)	(1,215)	(273)	22%
Gain on PPP loan forgiveness	—	3,284	(3,284)	(100)
Other income	534	2	532	*
Total other income, net	55,399	2,071	53,328	*
Net income (loss)	$36,868	$(17,198)	$54,066	(314)%
* Not meaningful
Grant Revenue
For the three months ended June 30, 2022 and 2021, revenue was approximately $1.3 million and $0.7 million, respectively, and related to our grant from DoD. The increase in revenue of $0.6 million, or 89%, relates to the timing of reimbursement of certain allowable costs related to our grant from DoD.
Research and Development Expenses
The following table discloses the breakdown of research and development expenses:

	Three Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
External services	$3,810	$3,881	$(71)	(2)%
Materials and supplies	1,838	1,993	(155)	(8)%
Payroll and personnel expenses	5,911	5,907	4	—%
Other research and development expenses	3,093	2,787	306	11%
	$14,652	$14,568	$84	1%
Research and development expenses increased by $0.1 million, or 1%, from $14.6 million for the three months ended June 30, 2021 to $14.7 million for the three months ended June 30, 2022. The increase was primarily driven by (i) increased salaries and benefits of $0.5 million to support our expanding research and development initiatives, (ii) a $0.3 million increase in other research and development expenses, partially offset by (i) a $0.5 million decrease in non-cash stock compensation expense, and (ii) a $0.2 million decrease in the purchase of materials and supplies.

General and Administrative Expenses
General and administrative expenses were $5.2 million and $5.4 million for the three months ended June 30, 2022 and 2021, respectively. The decrease in general and administrative expenses during this period of $0.2 million, or 4%, was primarily driven by a $0.9 million decrease in non-cash stock compensation expense due to higher costs in 2021 resulting from restructuring of the management team to accommodate the transition to being a public company, partially offset by (i) a $0.3 million increase in insurance costs, and (ii) a $0.4 million increase in salaries and benefits and recruiting costs due to higher headcount.
Total Other Income, net
Total other income was $55.4 million and $2.1 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $53.3 million in income resulted from a $56.4 million non-cash gain primarily related to the remeasurement of the contingent earnout liability as of June 30, 2022, partially offset by a non-cash $3.3 million gain on PPP loan forgiveness we recognized during the three months ended June 30, 2021.
Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Revenue	$1,534	$845	689	82%

Operating expenses:
Research and development	30,966	29,705	1,261	4%
General and administrative	10,862	10,178	684	7%
Total operating expenses	41,828	39,883	1,945	5%
Loss from operations	(40,294)	(39,038)	(1,256)	3%
Other income (expense), net:
Change in fair value of contingent earnout liability	59,611	—	59,611	100%
Interest expense	(2,920)	(1,748)	(1,172)	67%
Gain on PPP loan forgiveness	—	3,284	(3,284)	(100)%
Other income, net	639	3	636	*
Total other income, net	57,330	1,539	55,791	*
Net income (loss)	$17,036	$(37,499)	$54,535	(145)%
* Not meaningful
Grant Revenue
For the six months ended June 30, 2022 and 2021, revenue was approximately $1.5 million and $0.8 million, respectively, and related to our grant from DoD. The increase in revenue of $0.7 million, or 82%, relates to the timing of reimbursement of certain allowable costs related to our grant from DoD.

Research and Development Expenses
The following table discloses the breakdown of research and development expenses for the periods indicated:

	Six Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
External services	$7,660	$7,733	$(73)	(1)%
Materials and supplies	5,575	5,194	381	7%
Payroll and personnel expenses	11,552	11,228	324	3%
Other research and development expenses	6,179	5,550	629	11%
	$30,966	$29,705	$1,261	4%
Research and development expenses increased from $29.7 million for the six months ended June 30, 2021 to $31.0 million for the six months ended June 30, 2022. The increase of $1.3 million, or 4%, was primarily driven by (i) increased salaries and benefits of $1.2 million to support our expanding research and development initiatives, (ii) a $0.4 million increase in the purchase of materials and supplies, and (iii) a $0.6 million increase in other research and development expenses, partially offset by a $0.9 million decrease in non-cash stock compensation expense.
General and Administrative Expenses
General and administrative expenses were $10.9 million and $10.2 million for the six months ended June 30, 2022 and 2021, respectively. The increase in general and administrative expenses during this period of $0.7 million, or 7%, was primarily driven by expenses associated with the transition to public company status, including (i) a $0.9 million increase in salaries and benefits and recruiting costs primarily due to higher headcount, (ii) increased professional fees of $0.6 million primarily related to increased legal and audit fees, and (iii) a $0.5 million increase in insurance costs, partially offset by a $1.5 million decrease in non-cash stock compensation expense due to higher costs in 2021 resulting from restructuring of the management team to accommodate the transition to being a public company.
Total Other Income, net
Total other income was $57.3 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $55.8 million in income resulted from (i) a $59.6 million non-cash gain related to the remeasurement of the contingent earnout liability as of June 30, 2022, (ii) a $0.3 million increase in interest income, and a $0.3 million non-cash gain related to the remeasurement of our private placement warrant liability, partially offset by (i) a $3.3 million gain on PPP loan forgiveness we recognized during the six months ended June 30, 2021 and (ii) a $1.2 million increase in interest expense related to our loan facility with Silicon Valley Bank, which commenced in March 2021.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations primarily through the sale of equity securities and convertible debt, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $397.5 million and $414.6 million, respectively.
As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents and short-term investments of $189.0 million and $225.5 million, respectively. We believe our cash and cash equivalents and short-term investments will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business to our accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our assessment. We believe that our longer-term working capital, planned research and development, capital expenditures and other general corporate funding requirements will be satisfied through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the sections entitled “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report and our Annual Report.

As of June 30, 2022 and December 31, 2021, we had working capital of $182.0 million and $218.3 million, respectively. As of June 30, 2022, we had $30.0 million outstanding principal and $20.0 million of contingent borrowing capacity under our Loan Agreement. We do not currently have any committed external source of funds beyond the Loan Agreement.
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
As of June 30, 2022, we had non-cancellable purchase commitments of $16.1 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University and have a distribution agreement with Fresenius Medical Care Holdings, Inc. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at June 30, 2022. For additional information regarding our agreement with Fresenius Medical Care, and our agreements with Duke University and Yale University, see Note 12 — Related Party Transactions and Note 11 — Commitments and Contingencies, respectively, to our accompanying unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Debt
In March 2021, we entered into the Loan Agreement with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., as amended in June and September 2021, which provides a term loan facility of up to $50.0 million, with a maturity date of March 1, 2025. The initial term loan tranche of $20.0 million was funded upon the closing of the Loan Agreement, and on October 13, 2021, we borrowed an additional $10.0 million under the Loan Agreement. The additional $20.0 million becomes accessible in two tranches of $10.0 million each contingent on the achievement of certain business and clinical development milestones. As a result of the additional borrowing in October 2021, the commencement of repayment of principal was deferred until no earlier than July 2023 and potentially later if the remaining tranches are drawn. As of June 30, 2022, principal of $30.0 million was outstanding under the Loan Agreement and we were in compliance with all covenants in all material respects. Assuming no additional borrowings under the Loan Agreement, we expect to make interest payments of approximately $5.2 million under the Loan Agreement from July 1, 2022 through March 1, 2025, approximately $2.7 million of which we expect to pay within one year of June 30, 2022.
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
Our contractual obligations under the Loan Agreement as of June 30, 2022 include no cash payments related to principal within one year and $30.0 million of principal payments within one to three years.

In April 2020, we received loan proceeds in the amount of approximately $3.3 million under the PPP. The loan and accrued interest were forgivable after a 24-week period as long as we used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintained its payroll levels. On May 25, 2021, the Small Business Administration approved the forgiveness of the outstanding amount of the PPP loan and we recognized a gain from loan extinguishment in the amount of $3.3 million during the three months ended June 30, 2021.
Leases
Our finance lease relates to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018 and leased through May 2033, and our operating lease relates to the land lease associated with our headquarters. Our future contractual obligations under our lease agreements as of June 30, 2022 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$31,080	$3,916	$8,130	$7,938	$11,096
Operating leases	1,047	105	211	211	520
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
Cash Flows
The following table shows a summary of our cash flows for each of the periods shown below:

	Six Months Ended June 30,
($ in thousands)	2022	2021
Net income (loss)	$17,036	$(37,499)
Non-cash adjustments to reconcile net loss to net cash used in operating activities(1):	(52,026)	6,655
Changes in operating assets and liabilities:	(376)	1,621
Net cash used in operating activities	(35,366)	(29,223)
Net cash used in investing activities	(156)	(92)
Net cash (used in) provided by financing activities	(945)	18,355
Net decrease in cash and cash equivalents	$(36,467)	$(10,960)
Cash and cash equivalents at the beginning of the period	$217,502	$39,929
Cash and cash equivalents at the end of the period	$181,035	$28,969
___________________________
(1) Includes depreciation, amortization related to our leases and our debt discount, stock-based compensation expense, in 2022 includes the change in fair value of our contingent earnout liability and our common stock warrant liabilities, and in 2021 includes a gain on PPP loan forgiveness.
Cash Flow from Operating Activities
The increase in net cash used in operating activities from the six months ended June 30, 2021 to the six months ended June 30, 2022 was primarily due to increased spending on pre-clinical, clinical and pre-commercial activities as well as payroll and personnel expenses.

Cash Flow from Investing Activities
Net cash used in investing activities for each of the six months ended June 30, 2022 and 2021 consisted of the purchases of laboratory equipment.
Cash Flow from Financing Activities
The decrease in net cash provided by financing activities for the six months ended June 30, 2022 was primarily due to $19.7 million of net proceeds in connection with draws under our loan facility with Silicon Valley Bank in March 2021.
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
As of June 30, 2022, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company currently is not aware of any legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
Item 1A. Risk Factors
Our risk factors are disclosed in Part I, Item 1A of our Annual Report. There have been no material changes during the six months ended June 30, 2022 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors of our Annual Report.
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

101*
The following materials from Humacyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), (iii) Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Notes to Condensed Consolidated Financial Statements (unaudited), and (vi) Cover Page.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 12th day of August, 2022.

HUMACYTE, INC.
Date: August 12, 2022	By:	/s/ Laura E. Niklason, M.D., Ph.D.
		Name:	Laura E. Niklason, M.D., Ph.D.
		Title:	President and Chief Executive Officer

	By:	/s/ Dale A. Sander
		Name:	Dale A. Sander
		Title:	Chief Financial Officer, Chief Corporate Development Officer and Treasurer