Form 10-Q
period 2022-09-30
Humacyte, Inc.
filed 2022-11-10
CIK 1818382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2022, 103,118,461 shares of common stock, par value $0.0001, were issued and outstanding.

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
•our plans and ability to obtain marketing approval from the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities, including the European Medicines Agency, for our bioengineered human acellular vessels (“HAVs”) and other product candidates;
•our ability to design, initiate and successfully complete clinical trials and other studies for our product candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our ongoing V005 Phase II/III clinical trial and V007 Phase III clinical trial;
•the outcome of our ongoing discussions with the FDA concerning the design of our ongoing V005 Phase II/III clinical trial, including determination of trial size, and the scope of any approved indication for our HAVs;
•our anticipated growth rate and market opportunities;
•the potential liquidity and trading of our securities;
•our ability to raise additional capital in the future;
•our ability to use our proprietary scientific technology platform to build a pipeline of additional product candidates;
•the characteristics and performance of our HAVs;
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
•the impact of the COVID-19 pandemic on our business, including our manufacturing efforts, and our preclinical studies and clinical trials; and
•the impact of the overall global economy and increasing interest rates and inflation on our business.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Humacyte, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands except for share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$163,731	$217,502
Short-term investments	8,000	8,000
Accounts receivable	31	176
Prepaid expenses and other current assets	2,850	3,662
Total current assets	174,612	229,340

Finance lease right-of-use assets, net	19,888	21,432
Operating lease right-of-use assets, net	693	727
Property and equipment, net	31,026	35,034
Total assets	$226,219	$286,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,255	$2,094
Accrued expenses	7,959	6,757
SVB loan payable, current portion	4,286	—
Finance lease obligation, current portion	2,185	1,981
Deferred payroll tax	173	173
Operating lease obligation, current portion	48	45
Total current liabilities	17,906	11,050

Contingent Earnout Liability	45,011	103,660
SVB loan payable, net of current portion	24,286	27,361
Finance lease obligation, net of current portion	19,442	21,109
Operating lease obligation, net of current portion	645	682
Common stock warrant liabilities	257	497
Total liabilities	107,547	164,359

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 103,098,768 and 103,003,646 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	541,480	536,737
Accumulated deficit	(422,818)	(414,573)
Total stockholders' equity	118,672	122,174
Total liabilities and stockholders’ equity	$226,219	$286,533
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands except for share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Grant revenue	$31	$241	$1,565	$1,086

Operating expenses:
Research and development	17,337	15,386	48,303	45,091
General and administrative	6,188	5,398	17,050	15,576
Total operating expenses	23,525	20,784	65,353	60,667
Loss from operations	(23,494)	(20,543)	(63,788)	(59,581)

Other income (expense), net:
Interest income	883	3	1,215	6
Change in fair value of Contingent Earnout Liability	(962)	(9,768)	58,649	(9,768)
Change in fair value of common stock warrant liabilities	(67)	(2)	240	(2)
Gain on PPP loan forgiveness	—	—	—	3,284
Interest expense	(1,641)	(1,204)	(4,561)	(2,952)
Transaction costs expensed	—	(49)	—	(49)
Total other income (expense), net	(1,787)	(11,020)	55,543	(9,481)
Net loss and comprehensive loss	$(25,281)	$(31,563)	$(8,245)	$(69,062)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.72)	$(0.08)	$(3.69)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	103,031,980	43,950,856	103,014,009	18,728,471
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands except for share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	103,003,646	$10	$536,737	$(414,573)	$122,174
Proceeds from the exercise of stock options	—	—	926	—	1	—	1
Stock-based compensation	—	—	—	—	1,547	—	1,547
Net loss	—	—	—	—	—	(19,832)	(19,832)
Balance as of March 31, 2022	—	$—	103,004,572	$10	$538,285	$(434,405)	$103,890
Proceeds from the exercise of stock options	—	—	2,231	—	11	—	11
Stock-based compensation	—	—	—	—	1,491	—	1,491
Net income	—	—	—	—	—	36,868	36,868
Balance as of June 30, 2022	—	$—	103,006,803	$10	$539,787	$(397,537)	$142,260
Proceeds from the exercise of stock options	—	—	91,965	—	217	—	217
Stock-based compensation	—	—	—	—	1,476	—	1,476
Net loss	—	—	—	—	—	(25,281)	(25,281)
Balance as of September 30, 2022	—	$—	103,098,768	$10	$541,480	$(422,818)	$118,672

Humacyte, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) - (continued)
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

Humacyte, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2022,
	2022	2021
Cash flows from operating activities
Net loss	$(8,245)	$(69,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,552	4,650
Stock-based compensation expense	4,514	7,335
Change in fair value of Contingent Earnout Liability	(58,649)	9,768
Change in fair value of common stock warrant liabilities	(240)	2
Amortization expense	1,544	1,545
Non-cash operating lease costs	34	31
Amortization of SVB debt discount	1,211	628
Accrued interest on PPP loan obligation	—	11
Gain on PPP loan forgiveness	—	(3,284)
Payment of liabilities assumed in Merger	—	(12,363)
Changes in operating assets and liabilities:
Accounts receivable	145	(127)
Prepaid expenses and other current assets	812	(2,002)
Accounts payable	984	757
Accrued expenses	1,202	2,401
Operating lease obligation	(34)	(32)
Net cash used in operating activities	(52,170)	(59,742)

Cash flows from investing activities
Purchase of short-term investments (certificates of deposit)	(8,000)	—
Proceeds from maturity of short-term investments (certificates of deposit)	8,000	—
Purchase of property and equipment	(367)	(175)
Net cash used in investing activities	(367)	(175)

Cash flows from financing activities
Proceeds from the exercise of stock options	229	596
Payment of finance lease principal	(1,463)	(1,277)
Proceeds from Merger and PIPE financing, net of offering costs paid	—	242,400
Payment of transaction costs related to Merger	—	(941)
Proceeds from SVB loan	—	19,659
Payment of deferred offering costs	—	—
Net cash (used in) provided by financing activities	(1,234)	260,437

Net (decrease) increase in cash and cash equivalents	(53,771)	200,520
Cash and cash equivalents at the beginning of the period	217,502	39,929
Cash and cash equivalents at the end of the period	$163,731	$240,449

Supplemental disclosure
Cash paid for interest on SVB loan	$1,867	$642

Supplemental disclosure of noncash activities:
Purchase of property and equipment in accounts payable	$198	$—
Issuance of warrants in conjunction with debt	$—	$2,360
Unpaid liabilities assumed in connection with Merger	$—	$2,228
Unpaid transaction costs in connection with Merger	$—	$3,004
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse capitalization	$—	$420,989
Contingent Consideration Liability recognized upon the closing of the reverse recapitalization	$—	$159,432
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Organization
Humacyte, Inc. and subsidiary (the “Company”) is pioneering the development and manufacture of off-the-shelf, universally implantable, bioengineered human tissues, advanced tissue constructs and organ systems designed to improve the lives of patients and transform the practice of medicine. The Company is leveraging its technology platform to develop proprietary product candidates for use in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas.
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
Refer to Note 3 — Reverse Recapitalization for further details of the Merger.
Liquidity and Going Concern
Since its inception in 2004, the Company has generated no product revenue and has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the Reverse Recapitalization, borrowings under loan facilities and, to a lesser extent, through governmental and other grants. At September 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $422.8 million and $414.6 million, respectively. The Company’s operating losses were $63.8 million and $59.6 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash flows used in operating activities were $52.2 million and $59.7 million during the nine months ended September 30, 2022 and 2021, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.
As of September 30, 2022, the Company had cash and cash equivalents and short-term investments of $171.7 million. The Company believes its combined cash and cash equivalents and short-term investments on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the issuance date of these interim financial statements.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Impact of COVID-19
The COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak, including shelter-in-place orders and the mandatory shutdown of certain businesses. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on the Company’s business, as supply chains have been disrupted, and facilities and production have been suspended. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain. The COVID-19 pandemic may affect the Company’s ability to initiate and complete preclinical studies, delay its clinical trials or future clinical trials, disrupt regulatory activities, or have other adverse effects on its business and operations. The pandemic has already caused significant disruptions in the financial markets and may continue to cause such disruptions, which could impact the Company’s ability to raise additional funds to support its operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on the Company’s business and operations.
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and its results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or any other period. The December 31, 2021 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.

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
Segments
The Company operates and manages its business as one reportable and operating segment. The Company is developing proprietary, bioengineered, acellular human tissues, advanced tissue constructs and organ systems that are designed to be used in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of evaluating financial performance and allocating resources.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments consisting of certificates of deposit (“CDs”). Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation (“FDIC”) as of September 30, 2022 and December 31, 2021. The Company has cash equivalents that are invested in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies.
As of both September 30, 2022 and December 31, 2021, the Company had approximately $10.0 million in CDs. These cash deposits are deposited at a bank that is a member of the Certificate of Deposit Account Registry Service (“CDARS”), in which large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Those members issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance. As of both September 30, 2022 and December 31, 2021, the Company classified $2.0 million of its certificates of deposit as cash and cash equivalents and $8.0 million of its certificates of deposit as short-term investments on its condensed consolidated balance sheets.
During the three and nine months ended September 30, 2022 and 2021, 100% of the Company’s total revenue relates to an award it received from the Department of Defense (“DoD”) in August 2017. As of September 30, 2022 and December 31, 2021, 100% of the Company’s accounts receivable relates to the DoD grant.
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
The potential shares of common stock that were excluded from the computation of diluted net loss per share for each period because including them would have had an antidilutive effect were as follows:

	Three and Nine Months Ended September 30,
	2022	2021

Exercise of options under stock plan	6,722,422	6,399,888
Warrants to purchase common stock	5,588,506	5,465,204

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The 15,000,000 Contingent Earnout Shares, as defined in Note 3, are excluded from the anti-dilutive table for all periods presented, as such shares are contingently issuable until the share price of the Company exceeds specified thresholds that have not yet been achieved, or upon the occurrence of a change in control.
Other Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, the success of clinical trials and other studies for its product candidates, including for its ongoing V005 Phase II/III clinical trial and V007 Phase III clinical trial, the regulatory approval and commercialization of its HAVs and other product candidates, the expected size of the target populations for the Company’s product candidates, the degree of market acceptance of the HAVs, if approved, the availability of third-party coverage and reimbursement, development by competitors of new technological innovations, the ability to manufacture HAVs and other product candidates in sufficient quantities, expectations regarding the Company’s strategic partnerships, dependence on third parties, key personnel and the ability to attract and retain qualified employees, protection of proprietary technology and confidentiality of trade secrets, compliance with governmental regulations, the impact of the COVID-19 pandemic, the Company’s implementation and maintenance of effective internal controls, and the ability to secure additional capital to fund operations and the commercial success of its product candidates.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Reverse Recapitalization
On August 26, 2021, Merger Sub, a wholly-owned subsidiary of AHAC, merged with Legacy Humacyte, with Legacy Humacyte surviving as a wholly-owned subsidiary of AHAC. At the effective time of the Merger:
•each outstanding share of Legacy Humacyte common stock was converted into approximately 0.26260 shares of New Humacyte’s common stock, par value $0.0001 per share (“Common Stock”);
•each outstanding share of preferred stock of Legacy Humacyte was cancelled and converted into the aggregate number of shares of Common Stock that would be issued upon conversion of the shares of Legacy Humacyte preferred stock based on the applicable conversion ratio immediately prior to the effective time, multiplied by approximately 0.26260; and
•each outstanding option or warrant to purchase Legacy Humacyte common stock was converted into an option or warrant, as applicable, to purchase a number of shares of Common Stock equal to the number of shares of Legacy Humacyte common stock subject to such option or warrant multiplied by approximately 0.26260, at an exercise price per share equal to the current exercise price per share for such option or warrant divided by approximately 0.26260;
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, AHAC was treated as the acquired company for financial reporting purposes and Legacy Humacyte was treated as the acquirer. This determination was primarily based on the fact that subsequent to the Merger, the Legacy Humacyte stockholders held a majority of the voting rights of the combined company, Legacy Humacyte comprised all of the ongoing operations of the combined company, Legacy Humacyte comprised a majority of the governing body of the combined company, and Legacy Humacyte’s senior management comprised all of the senior management of the combined company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Humacyte issuing shares for the net assets of AHAC, accompanied by a recapitalization. The net assets of AHAC were stated at historical costs. No goodwill or other intangible assets were recorded. Operations prior to the Merger are those of Legacy Humacyte.
In connection with the Merger, the Company received $242.4 million in proceeds from the Merger and related PIPE Financing. The Company incurred $3.9 million of transaction costs, consisting of banking, legal, and other professional fees, of which $3.9 million was recorded as a reduction of proceeds to additional paid-in capital, and less than $0.1 million related to the Private Placement Warrants, which are classified as liabilities in the condensed consolidated balance sheets, was expensed in the condensed consolidated statements of operations and comprehensive loss during the three months ended September 30, 2021. All transaction costs were paid as of December 31, 2021. Legacy Humacyte assumed $15.2 million of liabilities, including PIPE Financing fees and legal fees, and $0.1 million of assets from AHAC. Of the $15.2 million of liabilities assumed from AHAC, $0.1 million was included in accrued expenses as of December 31, 2021, and there were no unpaid liabilities as of September 30, 2022.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

($ in thousands)	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$160,370	$—	$—	$160,370
Cash equivalents (certificates of deposit)	—	2,014	—	2,014
Short-term investments (certificates of deposit)	—	8,000	—	8,000
Total financial assets	$160,370	$10,014	$—	$170,384
Liabilities:
Contingent Earnout Liability	$—	$—	$45,011	$45,011
Private Placement Warrants liability	—	—	257	257
Total financial liabilities	$—	$—	$45,268	$45,268

($ in thousands)	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$208,821	$—	$—	$208,821
Cash equivalents (certificates of deposit)	—	2,000	—	2,000
Short-term investments (certificates of deposit)	—	8,000	—	8,000
Total financial assets	$208,821	$10,000	$—	$218,821
Liabilities:
Contingent Earnout Liability	$—	$—	$103,660	$103,660
Private Placement Warrants liability	—	—	497	497
Total financial liabilities	$—	$—	$104,157	$104,157
The following tables present a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

($ in thousands)	Contingent Earnout Liability
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Fair value as of beginning of period	$(44,049)	$—	$(103,660)	$—
Contingent Earnout Liability recognized upon the closing of the reverse recapitalization	—	(159,432)	—	(159,432)
Change in fair value included in other income (expense), net	(962)	(9,768)	58,649	(9,768)
Fair value as of end of period	$(45,011)	$(169,200)	$(45,011)	$(169,200)

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Private Placement Warrants
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021

Fair value as of beginning of period	$(190)	$—	$(497)	$—
Private placement warrant liability acquired as part of the Merger	—	(553)	—	(553)
Change in fair value included in other income (expense), net	(67)	(2)	240	(2)
Fair value as of end of period	$(257)	$(555)	$(257)	$(555)
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
In determining the fair value of the Private Placement Warrants liability, the Company used the Monte Carlo simulation valuation model to estimate the fair value utilizing assumptions including the current Company stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 8 — Stockholders’ Equity (Deficit)).
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value based on Level 2 inputs. The carrying values of other receivables, accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021 approximated their fair values due to the short-term nature of these items.
5. Property and Equipment, Net
Property and equipment, net consist of the following:

($ in thousands)	September 30, 2022	December 31, 2021

Scientific equipment(1)	$27,926	$27,641
Computer equipment	232	155
Software	335	335
Furniture and fixtures	1,000	988
Leasehold improvements	26,355	26,355
Construction in progress	170	—
	56,018	55,474
Accumulated depreciation	(24,992)	(20,440)
Property and equipment, net	$31,026	$35,034
___________________________
(1)As of December 31, 2021, includes $3.6 million related to scientific equipment not depreciated until being placed in service during the third quarter of 2022.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Depreciation expense totaled $1.5 million and $4.6 million for the three and nine months ended September 30, 2022, respectively, and $1.5 million and $4.7 million for the three and nine months ended September 30, 2021, respectively. All long-lived assets are maintained in the United States.
6. Accrued Expenses
Accrued expenses consisted of the following:

($ in thousands)	September 30, 2022	December 31, 2021

Accrued external research, development and manufacturing costs	$2,673	$2,520
Accrued employee compensation and benefits	5,023	3,943
Accrued professional fees	263	294
Total	$7,959	$6,757
7. Debt
On March 30, 2021, the Company entered into a term loan agreement with Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P., as amended in June 2021 and September 2021 (the “Loan Agreement”), which provides a term loan facility of up to $50.0 million with a maturity date of March 1, 2025. The Company’s obligations under the Loan Agreement are secured by substantially all of its assets except for its intellectual property. The Loan Agreement contains certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. If a minimum liquidity amount is not maintained, 50% of the outstanding principal and interest will become cash collateralized. As of September 30, 2022, the Company was in compliance with all covenants. The Company may use the proceeds of borrowings under the Loan Agreement as working capital and to fund its general business requirements.
The Loan Agreement provides that the term loans will be distributed in tranches. The initial term loan tranche of $20.0 million was drawn on March 31, 2021, and on October 13, 2021, the Company borrowed an additional $10.0 million under the Loan Agreement. Borrowings under the Loan Agreement are accounted for net of issuance costs which are being accreted to interest expense over the term of the loan using the effective interest method. As of September 30, 2022, two subsequent $10.0 million term loan tranches will be eligible to be drawn at the request of the Company during specified draw periods prior to May 15, 2023, the first tranche subject to submission by the Company of its first Biologics License Application (“BLA”) to the FDA for its HAV prior to March 31, 2023, and the second tranche subject to the first approval from the FDA of any BLA for the HAV prior to March 31, 2023 and the Company having borrowed the first remaining tranche.
Borrowings bear interest at the greater of 7.5% or the Wall Street Journal Prime Rate plus 4.25% (10.50% as of September 30, 2022). Interest only payments on the principal amount outstanding are due monthly beginning in the first month after the loan is dispersed. Repayment of principal may begin as soon as July 1, 2023 under the level of borrowing outstanding at September 30, 2022, and no later than April 1, 2024 if the remaining two loan tranches are drawn. The term loans may only be prepaid in full, and such prepayment requires 30 days’ advance notice and was subject initially to a prepayment fee of 3.00% that was decreased to 2.00% after March 30, 2022 (with a further decrease to 1.00% after March 30, 2023). The Company is not obligated to pay a prepayment fee if the Company makes a prepayment after March 30, 2024.
In connection with the Loan Agreement, the Company granted warrants to the lenders to purchase shares of Common Stock at an exercise price of $10.28 per share, of which 287,704 warrants were immediately exercisable. The warrants are classified within stockholders’ equity, as the settlement of the warrants is indexed to the Common Stock. The Company recognized the fair value of the warrants immediately exercisable within stockholders’ equity using a Black-Scholes valuation model at issuance.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
At issuance, the Company initially determined that the funding of an additional tranche was not probable, and therefore no value was ascribed to the remaining 123,302 warrants that were only exercisable upon the funding of the first additional tranche. As a result of the Company’s additional $10.0 million borrowings under the Loan Agreement on October 13, 2021, the warrants to purchase the additional 123,302 shares of Common Stock became exercisable at an exercise price of $10.28 per share and the value of the warrants was recorded as of that date. The additional warrants are classified within stockholders’ equity using a Black-Scholes valuation model, as the settlement of the warrants is indexed to the Common Stock.
As of September 30, 2022, the fair value of warrants ($3.3 million), a 5% final payment fee ($1.5 million) and debt issuance costs ($0.3 million) are being accreted to interest expense over the term of the loan using the effective interest method.
SVB loan payable and net discount or premium balances are as follows:

($ in thousands)	September 30, 2022
Principal amount of SVB loan payable	$30,000
Final payment amount of SVB loan payable	1,500
Net premium associated with accretion of final payment and other debt issuance costs	(2,928)
SVB loan payable, current and noncurrent	28,572
Less SVB loan payable, current portion	(4,286)
SVB loan payable, noncurrent portion	$24,286
Future minimum payments of principal on the Company’s outstanding variable rate borrowings as of September 30, 2022 are as follows:

Year ending December 31:	($ in thousands)
2022 (remainder)	$—
2023	8,571
2024	17,143
2025	4,286
Total future payments	$30,000
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Common Stock
On August 26, 2021, the Merger and related PIPE Financing was consummated and the Company issued 27,346,449 shares of Common Stock for proceeds of $242.4 million. The Company incurred $3.9 million of transaction costs, consisting of banking, legal, and other professional fees. Legacy Humacyte assumed $15.2 million of liabilities, including PIPE Financing fees and legal fees, and $0.1 million of assets from AHAC. Immediately following the Merger, there were 103,003,384 shares of Common Stock outstanding with a par value of $0.0001 per share.
As of September 30, 2022, the Company’s Second Amended and Restated Certificate of Incorporation authorized the Company to issue 250,000,000 shares of Common Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares then outstanding or reserved for issuance) by the affirmative vote of the holders of a majority of the capital stock of the Company entitled to vote and may require a separate class vote of the Common Stock.
The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through September 30, 2022, no dividends have been declared.
The holders of Common Stock are entitled to one vote for each share held with respect to all matters voted on by the common stockholders of the Company.
In the event of a reorganization of the Company, after payment to the preferred stockholders of their liquidation preferences, holders of Common Stock are entitled to share ratably in all remaining assets of the Company.
As of September 30, 2022, the Company had reserved Common Stock for future issuances as follows:

September 30, 2022
Common stock reserved for Contingent Earnout Shares	15,000,000
Exercise of options under stock plans	6,722,422
Issuance of options under stock plans	7,312,585
Shares available for grant under ESPP	1,030,033
Warrants to purchase Common Stock	5,588,506
35,653,546
Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 20,000,000 shares designated as preferred stock and none were outstanding as of September 30, 2022 and December 31, 2021.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Warrants
The Company had the following common stock warrants outstanding as of September 30, 2022 and December 31, 2021:

Common Stock Warrants Outstanding

Legacy Humacyte Common Stock Warrants	411,006
Private Placement Warrants	177,500
Public Warrants	5,000,000
Total Common Stock Warrants	5,588,506
See Note 7 — Debt for a discussion of common stock warrants issued in conjunction with the Company’s Loan Agreement in 2021 (such warrants, “Legacy Humacyte Common Stock Warrants”). There were no issuances, exercises or expirations of warrants during the nine months ended September 30, 2022. During the nine months ended September 30, 2021 there were 32,961 of warrants exercised that were issued in conjunction with a long-term debt agreement repaid in a prior reporting period. There were no expirations of warrants during the nine months ended September 30, 2021.
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
Public Warrants
The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the Public Warrants may be eligible for a cashless exercise. The Public Warrants may only be exercised for a whole number of shares and will expire five years after the completion of the Merger. The Public Warrants became exercisable 30 days after the completion of the Merger.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The agreement governing the Common Stock Warrants includes a provision, the application of which could result in a different settlement value for the Private Placement Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Common Stock, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock” and therefore are not classified in stockholders’ equity. As the Private Placement Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date.
The Private Placement Warrants were initially recognized as a liability on the Closing Date, at a fair value of $0.6 million, and the liability was remeasured to an estimated fair value of $0.5 million as of December 31, 2021. See Note 4 — Fair Value Measurements for a summary of the change in the fair value of the Private Placement Warrants during the three and nine months ended September 30, 2022 and 2021. The remeasurement of the Private Placement Warrant liability to a fair value of $0.3 million as of September 30, 2022 resulted in a non-cash loss of $0.1 million and a non-cash gain of $0.2 million for the three and nine months ended September 30, 2022, respectively, compared to a non-cash loss of less than $0.1 million for each of the three and nine months ended September 30, 2021. The remeasurement of the Private Placement Warrant liability is classified within Change in fair value of common stock warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo simulation value model:

	September 30, 2022	December 31, 2021
Market price of public stock	$3.26	$7.25
Exercise price	$11.50	$11.50
Expected term (years)	3.91	4.65
Expected share price volatility	94.5%	61.0%
Risk-free interest rate	4.16%	1.21%
Estimated dividend yield	0%	0%
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
See Note 4 — Fair Value Measurements for a summary of the change in the fair value of the Contingent Earnout Liability during the three and nine months ended September 30, 2022. The remeasurement of the Contingent Earnout Liability to a fair value of $45.0 million as of September 30, 2022 resulted in a non-cash loss of $1.0 million and a non-cash gain of $58.6 million for the three and nine months ended September 30, 2022, respectively, compared to a non-cash loss of $9.8 million for each of the three and nine months ended September 30, 2021. The remeasurement of the Contingent Earnout Liability is classified within Change in fair value of contingent earnout liability in the condensed consolidated statements of operations and comprehensive loss. The assumptions utilized in the calculations of fair value were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield.
Assumptions used in the valuations are described below:

	September 30, 2022	December 31, 2021
Current stock price	$3.26	$7.25
Expected share price volatility	89.0%	85.8%
Risk-free interest rate	3.83%	1.52%
Estimated dividend yield	0.0%	0%
Expected term (years)	10.00	10.00
9. Stock-based Compensation
At Closing, the 2021 Long-Term Incentive Plan, (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan, (the “ESPP”), became effective. As of September 30, 2022, 7,312,585 and 1,030,033 shares of Common Stock were available under the 2021 Plan and ESPP, respectively. The 2021 Plan and ESPP provide that on January 1 of each year commencing January 1, 2022, the 2021 Plan and the ESPP reserve will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of the Company’s Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. In December 2021, the Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the 2021 Plan or the ESPP on January 1, 2022.
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
Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, no further awards may be granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise remain in effect pursuant to their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of September 30, 2022, 5,233,533 and 504,254 shares of Common Stock remain reserved for outstanding options issued under the 2015 Plan and 2005 Plan, respectively.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company estimated the fair value of the stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (1)	2022	2021

Estimated dividend yield	0%	—	0%	0%
Expected share price volatility (weighted average and range, if applicable)	89.3% (89.2% to 89.4%)	—	93.3% (89.0% to 100.0%)	91.4% (91.0% to 92.1%)
Risk-free interest rate (weighted average and range, if applicable)	3.58% (3.46% to 3.65%)	—	2.96% (1.89% to 3.65%)	0.68% (0.62% to 1.02%)
Expected term of options (in years)	6.25	—	6.25	6.00
__________________________
(1)The Company did not grant any stock options during the three months ended September 30, 2021.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
•Expected Volatility. The expected volatility was determined based on a blended approach using the historical share volatility of the Company’s Common Stock and that of several publicly traded peer companies over a period of time equal to the expected term of the options, as the Company has a limited trading history. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies.
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
At September 30, 2022, there were 7,312,585 options remaining available for grant under the 2021 Plan. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any awards available for grant under the 2021 Plan.
The following tables show a summary of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, and remaining unrecognized cost as of September 30, 2022 and December 31, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Research and development	$216	$486	$682	$1,837
General and administrative	1,260	1,391	3,832	5,498
Total	$1,476	$1,877	$4,514	$7,335

($ in thousands)	September 30, 2022	December 31, 2021

Unrecognized stock-based compensation cost	$10,234	$13,346
Expected weighted average period compensation costs to be recognized (years)	2.0	2.3
A summary of option activity under the Company’s stock option plans during the nine months ended September 30, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2021	6,711,192	$7.48	5.3	$8,276
Granted	675,077	$5.00
Exercised	(95,122)	$2.41
Forfeited	(568,725)	$8.69
Options outstanding at September 30, 2022	6,722,422	$7.20	5.2	$1,438
Vested and exercisable, September 30, 2022	4,408,060	$6.41	3.3	$1,438
Vested and expected to vest, September 30, 2022	6,722,422	$7.20	5.2	$1,438

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of September 30, 2022. The Company’s effective federal tax rate for the three and nine months ended September 30, 2022 and 2021 was 0%, primarily as a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards.
The Company did not record any income tax expense or benefit during the three and nine months ended September 30, 2022 and 2021. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.
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

Humacyte, Inc.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Arrangements with Yale University
The Company’s President and Chief Executive Officer, Laura Niklason M.D., PhD., serves as an Adjunct Professor in Anesthesia at Yale University. As of September 30, 2022 and December 31, 2021, the Company was a party to license agreements with Yale University as described in Note 11 — Commitments and Contingencies, above.
The following table shows a summary of related party expenses included in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
License expenses	$—	$—	$50	$85
Other	8	2	16	83
Total	8	2	66	168

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
Overview
We are pioneering the development and manufacture of off-the-shelf, universally implantable, bioengineered human tissues, advanced tissue constructs and organ systems with the goal of improving the lives of patients and transforming the practice of medicine. We believe our technology has the potential to overcome limitations in existing standards of care and address the lack of significant innovation in products that support tissue repair, reconstruction and replacement. We are leveraging our novel, scalable technology platform to develop proprietary product candidates for use in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas.
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
We are currently conducting Phase II and Phase III trials of our 6 millimeter HAV across two therapeutic indications, vascular trauma and AV access for hemodialysis, as well as continuing long-term follow up of patients in our Phase II PAD studies. We were granted Fast Track designation by the FDA for our 6 millimeter HAV for use in AV access for hemodialysis in 2014. We also received the first Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA, for the creation of vascular access for performing hemodialysis, in March 2017. In addition, in 2018 our HAV product candidate was assigned a priority designation by the Secretary of Defense under Public Law 115-92, enacted to expedite the FDA’s review of products that are intended to diagnose, treat or prevent serious or life-threatening conditions facing American military personnel. Upon completion of our Phase III trials, we intend to submit a Biologics License Application (“BLA”) to the FDA for an indication in vascular trauma in mid-2023.

We have generated no product revenue and incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $422.8 million and $414.6 million, respectively, and working capital of $156.7 million and $218.3 million, respectively. Our operating losses were approximately $23.5 million and $63.8 million for the three and nine months ended September 30, 2022, respectively, and $20.5 million and $59.6 million for the three and nine months ended September 30, 2021, respectively. Net cash flows used in operating activities were $52.2 million and $59.7 million during the nine months ended September 30, 2022 and 2021, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we advance our product candidates.
As of September 30, 2022, we had cash and cash equivalents and short-term investments of $171.7 million. We believe our cash and cash equivalents and short-term investments on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this assessment.
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
Impact of COVID-19
The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak, including shelter-in-place orders and the mandatory shutdown of certain businesses. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on our business, as supply chains have been disrupted, and facilities and production have been suspended. The future progression of the COVID-19 pandemic, including any existing or potential variants of the virus which causes COVID-19, and its effects on our business and operations are uncertain. The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay our clinical trials or future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. The pandemic has already caused significant disruptions in the financial markets and may continue to cause such disruptions, which could impact our ability to raise additional funds to support our operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on our business and operations.
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
The majority of our research and development resources are currently focused on our Phase II and III clinical trials for our 6 millimeter HAV and other work needed to obtain marketing approval for our 6 millimeter HAV for use for vascular repair, reconstruction and replacement, including vascular trauma and AV access in hemodialysis in the United States. We have incurred and expect to continue to incur significant expenses in connection with these and our other clinical development efforts, including expenses related to regulatory filings, trial enrollment and conduct, data analysis, patient follow up and study report generation for our Phase II and Phase III clinical trials. We do not allocate all of our costs by each research and development program for which we are developing our cabinet of HAVs, as a significant amount of our development activities broadly support multiple programs that use our technology platform. We plan to further increase our research and development expenses for the foreseeable future as we continue the development of our proprietary scientific technology platform and our novel manufacturing paradigm.
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
Other Income (Expense), Net
Total other income (expense), net consists of (i) the change in fair value of the Contingent Earnout Liability that was accounted for as a liability as of the date of the Merger, and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents and short-term investments, (iii) interest expense incurred on our Loan Agreement, finance leases, and our PPP loan during the periods each were outstanding, (iv) a change in fair value of private placement common stock warrant liabilities related to the Private Placement Warrants, which we assumed in connection with the Merger, and which are subject to remeasurement to fair value at each balance sheet date resulting in a non-cash gain or loss, (v) a non-cash gain on PPP loan forgiveness during the nine months ended September 30, 2021, and (vi) during the nine months ended September 30, 2021, legal, accounting, and underwriting fees and other costs directly related to the consummation of the Merger that were associated with the aforementioned warrant liabilities.

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Revenue	$31	$241	$(210)	(87)%

Operating expenses:
Research and development	17,337	15,386	1,951	13%
General and administrative	6,188	5,398	790	15%
Total operating expenses	23,525	20,784	2,741	13%
Loss from operations	(23,494)	(20,543)	(2,951)	14%

Other income (expense), net
Change in fair value of Contingent Earnout Liability	(962)	(9,768)	8,806	(90)%
Interest expense	(1,641)	(1,204)	(437)	36%
Other income (expense), net	816	(48)	864	*
Total other expense, net	(1,787)	(11,020)	9,233	(84)%
Net loss	$(25,281)	$(31,563)	$6,282	(20)%
* Not meaningful
Grant Revenue
For the three months ended September 30, 2022 and 2021, revenue was less than $0.1 million and approximately $0.2 million, respectively, and related to our grant from DoD. The decrease in revenue of $0.2 million, or 87%, relates to the timing of reimbursement of certain allowable costs related to our grant from DoD, currently estimated to total approximately $6.8 million over the life of the grant.
Research and Development Expenses
The following table discloses the breakdown of research and development expenses:

	Three Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
External services	$4,542	$3,801	$741	19%
Materials and supplies	3,131	2,947	184	6%
Payroll and personnel expenses	6,448	5,775	673	12%
Other research and development expenses	3,216	2,863	353	12%
	$17,337	$15,386	$1,951	13%
Research and development expenses increased by $2.0 million, or 13%, from $15.4 million for the three months ended September 30, 2021 to $17.3 million for the three months ended September 30, 2022. The increase was primarily driven by expenses to support our expanded research and development initiatives, including (i) increased salaries and benefits of $0.9 million, (ii) a $0.7 million increase in external services, (iii) a $0.4 million increase in other research and development expenses including software costs, professional fees and facility maintenance, and (iv) a $0.2 million increase in the purchase of materials and supplies to be used in the development of our commercial-scale manufacturing process and other research and development initiatives, partially offset by a $0.3 million decrease in non-cash stock compensation expense.

General and Administrative Expenses
General and administrative expenses were $6.2 million and $5.4 million for the three months ended September 30, 2022 and 2021, respectively. The increase in general and administrative expenses during this period of $0.8 million, or 15%, was primarily driven by expenses associated with the transition to public company status and company growth, including (i) a $0.4 million increase in salaries and benefits due to higher headcount, including the initial members of the planned commercial launch team, (ii) a $0.3 million increase in external services and (iii) a $0.2 million increase in professional fees, partially offset by a $0.1 million decrease in non-cash stock compensation expense.
Total Other Expense, net
Total other expense, net was $1.8 million and $11.0 million for the three months ended September 30, 2022 and 2021, respectively. The decrease in expense of $9.2 million primarily resulted from a $8.8 million reduction in the non-cash loss related to the remeasurement of the Contingent Earnout Liability as of September 30, 2022 compared to September 30, 2021 and a $0.9 million increase in interest income, partially offset by a $0.4 million increase in interest expense primarily related to our loan facility with Silicon Valley Bank.
Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Revenue	$1,565	$1,086	479	44%

Operating expenses:
Research and development	48,303	45,091	3,212	7%
General and administrative	17,050	15,576	1,474	9%
Total operating expenses	65,353	60,667	4,686	8%
Loss from operations	(63,788)	(59,581)	(4,207)	7%
Other income (expense), net:
Change in fair value of Contingent Earnout Liability	58,649	(9,768)	68,417	*
Interest expense	(4,561)	(2,952)	(1,609)	55%
Gain on PPP loan forgiveness	—	3,284	(3,284)	(100)%
Other income (expense), net	1,455	(45)	1,500	*
Total other income (expense), net	55,543	(9,481)	65,024	*
Net loss	$(8,245)	$(69,062)	$60,817	(88)%
* Not meaningful
Grant Revenue
For the nine months ended September 30, 2022 and 2021, revenue was approximately $1.6 million and $1.1 million, respectively, and related to our grant from DoD. The increase in revenue of $0.5 million, or 44%, relates to the timing of reimbursement of certain allowable costs related to our grant from DoD, currently estimated to total approximately $6.8 million over the life of the grant.

Research and Development Expenses
The following table discloses the breakdown of research and development expenses for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2022	2021	$	%
External services	$12,202	$11,534	$668	6%
Materials and supplies	8,706	8,141	565	7%
Payroll and personnel expenses	18,000	17,003	997	6%
Other research and development expenses	9,395	8,413	982	12%
	$48,303	$45,091	$3,212	7%
Research and development expenses increased from $45.1 million for the nine months ended September 30, 2021 to $48.3 million for the nine months ended September 30, 2022. The increase of $3.2 million, or 7%, was primarily driven by expenses to support our expanded research and development initiatives, including (i) increased salaries and benefits of $2.2 million, (ii) a $1.0 million increase in other research and development expenses including facility maintenance, travel and software costs, (iii) a $0.7 million increase in external services including the support of clinical studies, and (iv) a $0.6 million increase in the purchase of materials and supplies to be used in the development of our commercial-scale manufacturing process and other research and development initiatives, partially offset by a $1.2 million decrease in non-cash stock compensation expense.
General and Administrative Expenses
General and administrative expenses were $17.1 million and $15.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in general and administrative expenses during this period of $1.5 million, or 9%, was primarily driven by expenses associated with the transition to public company status and company growth, including (i) a $1.2 million increase in salaries and benefits and recruiting costs primarily due to higher headcount, including the initial members of the planned commercial launch team, (ii) increased professional fees of $0.7 million primarily related to increased legal and audit fees, (iii) a $0.5 million increase in insurance costs, (iv) a $0.4 million increase in external services, and (v) a $0.3 million increase in other general and administrative expenses, partially offset by a $1.7 million decrease in non-cash stock compensation expense primarily due to higher costs in 2021 resulting from restructuring of the management team to accommodate the transition to being a public company.
Total Other Income (Expense), net
Total other income, net was $55.5 million for the nine months ended September 30, 2022, compared to total other expense, net of $9.5 million for the nine months ended September 30, 2021. The increase in income of $65.0 million primarily resulted from (i) a $58.6 million non-cash gain related to the remeasurement of the Contingent Earnout Liability as of September 30, 2022, compared to a $9.8 million non-cash loss during the nine months ended September 30, 2021, (ii) a $1.2 million increase in interest income, and (iii) a $0.2 million non-cash gain related to the remeasurement of our private placement warrant liability, partially offset by (i) a $3.3 million gain on PPP loan forgiveness we recognized during the nine months ended September 30, 2021 and (ii) a $1.6 million increase in interest expense primarily related to our loan facility with Silicon Valley Bank, which commenced in March 2021.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations primarily through the sale of equity securities and convertible debt, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $422.8 million and $414.6 million, respectively.

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents and short-term investments of $171.7 million and $225.5 million, respectively. We believe our cash and cash equivalents and short-term investments will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business to our accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our assessment. We believe that our longer-term working capital, planned research and development, capital expenditures and other general corporate funding requirements will be satisfied through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the sections entitled “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report and our Annual Report.
As of September 30, 2022 and December 31, 2021, we had working capital of $156.7 million and $218.3 million, respectively. As of September 30, 2022, we had $30.0 million outstanding principal and $20.0 million of contingent borrowing capacity under our Loan Agreement. We do not currently have any committed external source of funds beyond the Loan Agreement.
Material Cash Requirements
Our known material cash requirements include: (1) the purchase of supplies and services that are primarily for research and development; (2) debt repayments (for additional information, see below and Note 7 — Debt to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report); (3) employee wages, benefits, and incentives; and (4) financing and operating lease payments (for additional information see below). We have also entered into contracts with CROs primarily for clinical trials. These contracts generally provide for termination upon limited notice, and therefore we believe that our non-cancellable obligations under these agreements are not material. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, for example, legal contingencies, uncertain tax positions, and other matters.
As of September 30, 2022, we had non-cancellable purchase commitments of $16.8 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University and have a distribution agreement with Fresenius Medical Care. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at September 30, 2022. For additional information regarding our agreement with Fresenius Medical Care, and our agreements with Duke University and Yale University, see Note 12 — Related Party Transactions and Note 11 — Commitments and Contingencies, respectively, to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Debt
In March 2021, we entered into the Loan Agreement with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., as amended in June and September 2021, which provides a term loan facility of up to $50.0 million, with a maturity date of March 1, 2025. The initial term loan tranche of $20.0 million was funded upon the closing of the Loan Agreement, and on October 13, 2021, we borrowed an additional $10.0 million under the Loan Agreement. The additional $20.0 million becomes accessible in two tranches of $10.0 million each contingent on the achievement of certain business and clinical development milestones. As a result of the additional borrowing in October 2021, the commencement of repayment of principal was deferred until no earlier than July 2023 and potentially later if the remaining tranches are drawn. As of September 30, 2022, principal of $30.0 million was outstanding under the Loan Agreement and we were in compliance with all covenants in all material respects. Assuming no additional borrowings under the Loan Agreement, we expect to make interest payments of approximately $5.3 million under the Loan Agreement from October 1, 2022 through March 1, 2025, approximately $3.1 million of which we expect to pay within one year of September 30, 2022.
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

Borrowings under the Loan Agreement bear interest at a rate of 7.5% or the sum of the Wall Street Journal Prime Rate plus 4.25%, whichever is greater (10.50% as of September 30, 2022). In addition, the lenders were granted warrants to purchase common stock. Interest-only payments on the principal amount outstanding are due monthly beginning in the first month after the loan is dispersed. We are required to repay principal beginning on July 1, 2023, unless we draw the remaining two loan tranches, in which case repayment of the outstanding principal amount will begin no later than April 1, 2024. Additionally, we are obligated to pay to the lenders a final payment fee of $1.5 million upon the maturity of the loan.
Our contractual obligations under the Loan Agreement as of September 30, 2022 include $4.3 million of cash payments related to principal within one year and $25.7 million of principal payments within one to three years.
In April 2020, we received loan proceeds in the amount of approximately $3.3 million under the PPP. The loan and accrued interest were forgivable after a 24-week period as long as we used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintained our payroll levels. On May 25, 2021, the Small Business Administration approved the forgiveness of the outstanding amount of the PPP loan and we recognized a gain from loan extinguishment in the amount of $3.3 million during the three months ended June 30, 2021.
Leases
Our finance lease relates to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018 and leased through May 2033, and our operating lease relates to the land lease associated with our headquarters. Our future contractual obligations under our lease agreements as of September 30, 2022 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$30,107	$3,941	$8,181	$7,433	$10,552
Operating leases	1,021	105	211	211	494
ATM Facility
On September 1, 2022, the Company entered into an agreement for the sale from time to time up to $80.0 million of shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). As of September 30, 2022, the Company has not conducted any sales of Common Stock under the ATM Facility.
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

Cash Flows
The following table shows a summary of our cash flows for each of the periods shown below:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Net loss	$(8,245)	$(69,062)
Non-cash adjustments to reconcile net loss to net cash used in operating activities(1):	(47,034)	20,686
Payment of liabilities assumed in Merger	—	(12,363)
Changes in operating assets and liabilities:	3,109	997
Net cash used in operating activities	(52,170)	(59,742)
Net cash used in investing activities	(367)	(175)
Net cash (used in) provided by financing activities	(1,234)	260,437
Net (decrease) increase in cash and cash equivalents	$(53,771)	$200,520
Cash and cash equivalents at the beginning of the period	$217,502	$39,929
Cash and cash equivalents at the end of the period	$163,731	$240,449
___________________________
(1) Includes depreciation, amortization related to our leases and our debt discount, stock-based compensation expense, the change in fair value of our Contingent Earnout Liability and our common stock warrant liabilities, and in 2021 includes a gain on PPP loan forgiveness.
Cash Flow from Operating Activities
The decrease in net cash used in operating activities from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 was primarily due to $12.4 million in payments of liabilities acquired in the Merger during the nine months ended September 30, 2021, partially offset by increased spending on pre-clinical, clinical and pre-commercial activities as well as payroll and personnel expenses.
Cash Flow from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 primarily consisted of the purchases of laboratory equipment.
Cash Flow from Financing Activities
The decrease in net cash provided by financing activities for the nine months ended September 30, 2022 was primarily due to $242.4 million of proceeds received in August 2021 in connection with the Merger, including proceeds from the trust account that we obtained in connection with the closing of the Merger, as well as from the PIPE Financing, along with $19.7 million of net proceeds in connection with draws under our loan facility with Silicon Valley Bank in March 2021.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act (“Regulation S-K”). Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company if (1) the market value of Common Stock held by non-affiliates is less than $250 million as of the last business day of the second fiscal quarter, or (2) our annual revenues in our most recent fiscal year completed before the last business day of its second fiscal quarter are less than $100 million and the market value of Common Stock held by non-affiliates is less than $700 million as of the last business day of the second fiscal quarter.
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
As of September 30, 2022, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company currently is not aware of any legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
Item 1A. Risk Factors
Our risk factors are disclosed in Part I, Item 1A of our Annual Report. There have been no material changes during the nine months ended September 30, 2022 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1
Open Market Sale Agreement, dated September 1, 2022, by and between Humacyte, Inc. and Jefferies LLC, (incorporated by reference to Exhibit 1.2 to Humacyte, Inc.’s Registration Statement on Form S-3 (File No. 333-267225), filed with the SEC on September 1, 2022).

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

101*
The following materials from Humacyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Notes to Condensed Consolidated Financial Statements (unaudited), and (vi) Cover Page.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 10th day of November, 2022.

HUMACYTE, INC.
Date: November 10, 2022	By:	/s/ Laura E. Niklason, M.D., Ph.D.
		Name:	Laura E. Niklason, M.D., Ph.D.
		Title:	President and Chief Executive Officer

	By:	/s/ Dale A. Sander
		Name:	Dale A. Sander
		Title:	Chief Financial Officer, Chief Corporate Development Officer and Treasurer