Form 10-K
period 2022-12-31
Humacyte, Inc.
filed 2023-03-24
CIK 1818382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $165.9 million (based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on that date).
As of March 10, 2023, 103,329,133 shares of common stock, par value $0.0001, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

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
•our ability to design, initiate and successfully complete clinical trials and other studies for our product candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our ongoing V005 Phase 2/3 clinical trial and V007 Phase 3 clinical trial;
•the outcome of our ongoing discussions with the FDA concerning the design of our clinical trials;
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
•the impact of the ongoing effects of the COVID-19 pandemic on our business, including our manufacturing efforts and clinical trials; and
•the impact of the overall global economy and increasing interest rates and inflation on our business.
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statement is based on information current as of the date of this Annual Report on Form 10-K and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including, but not limited to, those described in the sections of this Annual Report on Form 10-K titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We disclaim any obligation, except as specifically required by law, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

PART I
Item 1. Business
Business Overview
Executive Summary
Humacyte, Inc. is pioneering the development and manufacture of off-the-shelf, universally implantable, bioengineered human tissues, advanced tissue constructs and organ systems with the goal of improving the lives of patients and transforming the practice of medicine. We believe our regenerative medicine technology has the potential to overcome limitations in existing standards of care and address the lack of significant innovation in products that support tissue repair, reconstruction and replacement. We are leveraging our novel, scalable technology platform to develop proprietary, bioengineered, acellular human tissues for use in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas.
We are initially using our proprietary, scientific technology platform to engineer and manufacture Human Acellular VesselsTM, or HAVsTM. Our investigational HAVs are designed to be easily implanted into any patient without inducing a foreign body response or leading to immune rejection. We are developing a portfolio, or “cabinet”, of HAVs with varying diameters and lengths. The HAV cabinet would initially target the vascular repair, reconstruction and replacement market, including vascular trauma; arteriovenous (“AV”) access for hemodialysis; peripheral artery disease (“PAD”); and coronary artery bypass grafting (“CABG”). In addition, we are developing our HAVs for pediatric heart surgery and the delivery of cellular therapies, including pancreatic islet cell transplantation to treat Type 1 diabetes. We will continue to explore the application of our technology across a broad range of markets and indications including the development of urinary conduit, trachea, esophagus and other novel cell delivery systems.
We believe there is substantial clinical demand for safe and effective vascular conduits to replace and repair blood vessels throughout the body. Vascular injuries resulting from trauma are common in civilian and military populations, frequently resulting in the loss of either life or limb. Existing treatment options in the vascular repair, reconstruction and replacement market include the use of autologous vessels and synthetic grafts, which we believe suffer from significant limitations. For example, the use of autologous veins to repair traumatic vascular injuries can lead to significant morbidity associated with the surgical wounds created for vein harvest and prolonged times to restore blood flow to injured limbs, leading to an increased risk of amputation and infection. In addition, in many instances of vascular trauma, the patient may not have adequate vein available to make autologous graft repair feasible. Synthetic grafts are often contraindicated in the setting of vascular trauma due to higher infection risk that can lead to prolonged hospitalization and limb loss. Given the competitive advantages our HAVs are designed to have over existing vascular substitutes, we believe that HAVs have the potential to become the standard of care and lead to improved patient outcomes and lower healthcare costs.
As of December 31, 2022, our HAVs have been implanted in approximately 533 patients. We are currently conducting Phase 2 and Phase 3 trials of our 6 millimeter HAV across two therapeutic indications, vascular trauma and AV access for hemodialysis, as well as continuing long-term follow up of patients in our Phase 2 PAD studies. We were granted Fast Track designation by the FDA for our 6 millimeter HAV for use in AV access for hemodialysis in 2014. We also received the first Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA, for the creation of vascular access for performing hemodialysis, in March 2017. In addition, in 2018 our HAV product candidate was assigned a priority designation by the Secretary of Defense under Public Law 115-92, enacted to expedite the FDA’s review of products that are intended to diagnose, treat or prevent serious or life-threatening conditions facing American military personnel. Upon completion of our Phase 3 trials, we intend to submit a Biologics License Application (“BLA”) to the FDA for an indication in vascular trauma and AV access for hemodialysis.
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
Our technology is protected by our patent portfolio, which includes certain patents licensed from parties as well as intellectual property generated internally at Humacyte. Our patent portfolio is comprised of 18 families of patents, many of which generally relate to the scaffolds used to make our vessels, the composition of our vessels and systems and methods of manufacturing our vessels. For more information, see “— Intellectual Property” below.

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
Our Approach
We have developed an approach that relies on two key complementary elements to address the significant market opportunity for the global treatment of patients in need of vascular replacement, repair and reconstruction, vascular access for dialysis and potential future indications including complex tissue and organ replacement and treatment of Type-1 diabetes:
•our proprietary scientific and engineering technology platform allows us to grow human tissues, which are ultimately decellularized and therefore expected to be non-immunogenic and universally implantable; and
•our novel, scalable manufacturing paradigm is designed to allow us to produce thousands of HAVs per year at the time of commercial launch, with the ability to expand manufacturing capacity and breadth to meet expected future global demand and the planned expansion of our pipeline of product candidates.
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

The following image summarizes key information about our proprietary scientific technology platform:
Our Novel Manufacturing Paradigm
We have developed a novel paradigm for manufacturing human tissues that is intended to mimic key aspects of human physiology. Our proprietary manufacturing process was designed with a modular approach allowing us to produce HAVs in smaller batches for clinical trials and scale out to larger batches for commercial manufacturing. The manufacturing system used to supply our clinical trials from 2016 to 2021, including our Phase 3 trials, utilized a single tray within one growth drawer holding ten HAVs per batch. In 2021 we commenced supplying our ongoing clinical trials with HAVs produced in our current, commercial-scale LUNA200TM system, which consists of 20 growth drawers per production unit for a total of 200 HAVs per batch. Each growth drawer is capable of producing ten 42cm HAVs, each of which is contained within an individual bioreactor bag. Inside a LUNA200, a tubing network connects all HAVs, allowing the entire system to share nutritive media. In this way, a single LUNA200 can produce up to 200 HAVs (42cm in length) per batch while maintaining the critical operating parameters, such as biomechanical pulsing, that affect growth.
A thorough comparability assessment was performed to evaluate HAV batches produced in the single drawer system and used in Phase 3 studies versus the 20-drawer LUNA200 system. The study assessed 22 separate comparisons on the identity, strength, quality, purity, and potency of the HAV product. In this study, we observed that HAVs produced in the LUNA200 system were comparable to HAVs produced in the single-drawer system. Additionally, a crossover study, called V011, was conducted in 30 subjects to evaluate HAVs that are manufactured on Humacyte’s commercial LUNA200 platform with the primary goal to evaluate the safety, efficacy and immunogenicity of the LUNA200-manufactured HAVs. In this trial we have observed comparable safety profile between HAV used in previous studies and the HAV manufactured in the LUNA200 commercial system. The results of the comparability assessment and the results from the V011 crossover study were submitted to the FDA. In 2021, the FDA authorized the use of HAVs produced in the commercial LUNA200 system to supply our ongoing clinical trials. We also plan to use the LUNA200 system for anticipated commercial launches of the HAV if it is approved.

Our current 83,000 square foot manufacturing facility has space to further expand manufacturing capacity as needed to over 40 LUNA200 systems. Currently, eight LUNA200 systems are installed and operational.
We believe that the LUNA200 can produce HAVs in diameter sizes from 3mm to 10mm and lengths from 10cm to 42cm, making the equipment suitable for the varied array of product candidates in our pipeline. We currently intend to introduce a 13cm-long HAV line extension after commercial launch of the 42cm HAV for surgeries that require shorter segments of HAV in the setting of vascular trauma and repair. Using our existing LUNA200 manufacturing equipment without modification, we believe we have the ability to generate 400 HAVs (13cm in length) or 200 HAVs (42cm in length) per manufactured batch. We have designed our manufacturing system to be functionally closed, to utilize single-use disposable materials with aseptic connections, and to be fully automated, which allows us to control and maximize HAV production.
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
Our Market Opportunity
We are a biotechnology company with Phase 3 clinical trials in two indications and a strong pipeline for additional products and indications. Additionally, we have had significant interest from surgeons to use our HAV in life and limb saving surgeries as demonstrated by their requests to the FDA to use our HAV in multiple expanded access (compassionate use) cases where no alternative was available.
Our Initial Market Opportunity in Vascular Repair, Reconstruction and Replacement
We believe there is a significant market opportunity for our technology across a number of important clinical areas within vascular reconstruction and replacement including vascular trauma, AV access for hemodialysis, peripheral artery disease, and adult cardiac surgery. To treat these diseases and conditions, patients often require invasive cardiovascular surgery, which involves the use of alternative vascular synthetic materials or autologous vessels harvested from elsewhere in the body. For more information about our evaluation of market opportunity, see “Risk Factors — Risks Related to the Development and Commercialization of Our Product Candidates — The sizes of the market opportunities for our product candidates have not been established with precision and are estimates that management believes to be reasonable. If these market opportunities are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the relevant patient population, our revenue and ability to achieve profitability might be materially and adversely affected.”

Vascular Trauma: Arterial injuries resulting from vascular trauma are common in military and civilian populations, frequently resulting in the loss of life or limb. In military populations, as the rate of battlefield fatalities has been declining due to faster evacuations and more robust protection from body armor, the rate of survivable vascular injuries has been increasing. In civilian populations, trauma injuries are primarily caused by motor vehicle, workplace and sporting accidents, gun violence, mass casualty terrorist attacks, stabbings, blunt trauma, and iatrogenic injuries (injuries caused by medical treatment or examination). We estimate that central or peripheral vascular injuries in civilian patients account for approximately 150,000 of all injuries reported in global trauma patients. Furthermore, these injuries account for greater than 20% of all trauma-related deaths.
Civilian patients with central or peripheral vascular injuries are estimated to account for approximately 80,000 of all injuries reported in trauma patients in the United States, inclusive of urgent and iatrogenic vascular trauma injuries. However, these injuries account for greater than 20% of all trauma-related deaths.
We believe our HAVs will be a promising alternative that can address critical gaps in existing treatment options for acute vascular injuries due to trauma. We are developing our HAVs with the goal of providing an effective solution in all time-constrained surgical environments and in resource-limited, infection prone battlefield environments. The ability to provide immediately available, non-immunogenic, universally implantable human vessels that are less susceptible to infection represents a clinically significant advantage over existing treatment options.
Arteriovenous Access for Hemodialysis: An estimated $5 to $6 billion per year is spent on hospital admissions in hemodialysis patients with infection and access complications. In 2021, there were over 550,000 patients receiving hemodialysis in the United States. Annually, at least 160,000 existing or new dialysis patients require a new AV access in the U.S. and an additional 150,000 patients require a new AV access in Europe and Japan.
Hemodialysis patients are a chronically ill population, suffering an average of 1.8 hospital admissions, three visits to the emergency department, and four days hospitalized for infections each year. The two most common causes of hospital admissions in hemodialysis patients are infection and access complications. For hemodialysis patients, an infected access site can lead to sepsis, a life-threatening complication that is the most expensive cause for hospitalization in the United States and carries at least a 10% overall mortality rate.
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
Peripheral Artery Disease (PAD): PAD is a cardiovascular disease of blood vessels located outside the brain and heart. PAD occurs when plaque builds up in arteries that carry blood to the head, organs, and limbs. PAD usually affects arteries in the legs, but it can also affect arteries that carry blood from the heart to the head, arms, kidneys, and stomach. We believe our HAVs can be used as a bypass conduit in patients with PAD. Peripheral arterial bypass procedures are common with over 230,000 PAD related procedures reported annually in the U.S. Annual peripheral bypass procedures are over 200,000 per year in Europe, and approximately 220,000 per year in Asia.
While endovascular techniques have become more available over the past ten years to treat an array of vascular occlusions, depending on the nature and length of the blockage these types of treatment options have met with both mixed success and durability compared to conventional surgical bypass. Both angioplasty and stenting procedures provide near term success, however long-term durability has remained a question, as highlighted in the results of the recent BEST-CLI clinical trial published in the New England Journal of Medicine demonstrating that patients treated with surgical bypass had fewer major amputations and less need for repeat procedures than those treated with endovascular therapy.
Type I Diabetes: Type 1 diabetes, caused by auto-immune destruction of insulin-producing cells in the islets of the pancreas, is a devastating disease affecting more than 1.7 million people in the United States, and costing at least $10 billion to $14 billion annually. In the EU4 (France, Germany, Italy and Spain) and the UK, the number of patients suffering with Type 1 diabetes is estimated at approximately 1.5 million. Even with the newer insulin delivery technologies, less than one-third of patients achieve consistent target blood sugar levels.
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
We believe our HAVs present a means to deliver a therapeutic number of pancreatic islets to patients with Type 1 diabetes. Pancreatic islets are embedded on the outer surface of our HAV and implanted as an AV graft, analogous to the outpatient procedure done for hemodialysis access. After implantation, the islets have the potential to sense blood glucose and then respond by secreting appropriate levels of insulin to maintain glucose levels in the blood. We have termed this new paradigm for pancreatic islet cell delivery the “Biovascular Pancreas (BVP).” Proof-of-concept studies in rodents and pigs have shown promise that the BVP can reduce glucose levels. Studies in non-human primates are planned to commence in 2023.
We believe that a reliable, low-risk, and easily implantable islet cell delivery method that could ensure the survival and functionality of a therapeutic number of islet cells in a human adult would be transformational for the treatment of Type 1 diabetes.
Coronary Artery Bypass Graft (“CABG”): CABG is a surgery used to treat a blockage or narrowing of one or more of the coronary arteries to restore the blood supply to the heart muscle. We believe our HAVs can replace existing vascular substitutes and improve patient outcomes, particularly in obese patients or those suffering from diabetes, in whom the risks of saphenous vein harvesting are more substantial. CABG procedures are common, with more than 200,000 CABG procedures reported annually in the U.S. and over 765,000 annual CABG procedures globally.
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
Pediatric Heart Surgery: We are developing a smaller diameter HAV product for use in pediatric heart surgery as a Blalock Taussig (“BT”) shunt. The BT shunt is a surgical procedure that is used to increase pulmonary blood flow for the treatment of babies born with a complex congenital heart defect called Tetralogy of Fallot, a common type of “blue baby syndrome”. In 2021, there were 3.7 million babies born in the United States and approximately 1,500 to 2,000 of these babies were born with Tetralogy of Fallot. The BT shunt is a life-saving procedure for these babies, and we plan to submit an orphan drug application for use of our HAV as a BT shunt for infants born with cyanotic congenital heart defects. Although 3 – 4mm inner diameter expanded polytetrafluoroethylene (“ePTFE”) grafts are currently used as the most common BT shunt, they suffer from limitations that impact morbidity and mortality in these infants.

Our Clinical and Pre-Clinical Stage Product Pipeline
The following table highlights key information about our current product pipeline:
We began clinical evaluations of our HAVs in December 2012, with the enrollment of the first Phase 2 patient in our V001 hemodialysis access trial in Europe. Since then, we have completed one Phase 2 trial in the United States, and currently have seven trials either actively enrolling or in long-term follow-up. HAVs have been implanted in approximately 85 clinical centers in seven countries around the world, and by more than 100 practicing surgeons.

Overview of Clinical Trials Assessing the Safety and Efficacy of the HAV in Multiple Indications

Clinical Trial Number	Indication	Begin Enrollment	Design/Phase	Number of Subjects	Status	Outcomes**
Vascular Trauma
V005	Vascular Trauma	2018	Phase 2/3 Single-arm Historical Comparator Unblinded	A total of 60 patients enrolled as of December 31, 2022. Primary analysis will be based on a total of 50 patients with injuries of extremities, 42 of which have been enrolled as of December 31, 2022	Enrolling	Trial is currently enrolling
Dialysis Access
V001	Dialysis Access	2012	Phase 2 Single-arm	40	10-year follow-up ongoing	30-day PP: 95% 6-month SP: 100% 12-month SP: 97% 60-month SP: 58% Infection Rate/yr: 0% Number of Rejections: 0
V003	Dialysis Access	2013	Phase 2 Single-arm	20	Complete 2-year follow-up	30-day PP: 95% 6-month SP: 89% 12-month SP: 81% Infection Rate/yr: 4% (1 event) Number of Rejections: 0
V006	Dialysis Access	2016	Phase 3 Prospective Randomized Blinded	355 total; 177 received HAV 178 received ePTFE	5-year follow-up ongoing	30-day PP HAV: 93% 12-month SP HAV: 82% 24-month SP HAV: 67% 12-month SP ePTFE: 80% 24-month SP ePTFE: 74% Infection Rate HAV/yr: 0.93% Infection Rate ePTFE/yr: 4.5% Number of HAV Rejections: 0
V007	Dialysis Access	2017	Phase 3 Prospective Randomized Blinded	Target 240 total; 230 enrolled (as of December 31, 2022)	Enrolling	Trial is currently enrolling
V011	Dialysis Access	2019	Phase 2 (LUNA200 manufacturing system)	30	3-year follow-up ongoing	30-day PP: 97% 30-day SP: 100% 12-month SP: 83% Infection Rate HAV/yr: 0% Number of HAV Rejections: 0
Peripheral Artery Disease
V002	Peripheral Artery Disease	2013	Phase 2 Single-arm	20	10-year follow-up ongoing	30-day PP: 100% 6-month SP: 84% 12-month SP: 84% 72-month SP: 60% Infection Rate/yr: 0% Number of Rejections: 0
V004	Peripheral Artery Disease	2016	Phase 2 Single-arm	15	5-year follow-up ongoing	30-day PP: 100% 6-month SP: 86% 12-month SP: 64% Infection Rate/yr: 0% Number of Rejections: 0 Number of Amputations: 0
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

As of December 31, 2022, approximately 533 patients worldwide have received our HAVs for the treatment of trauma, AV access for hemodialysis, PAD, and in expanded access cases resulting in approximately 1,080 subject-years of exposure to the HAV. Our cumulative HAV exposure is approximately 880 subject-years in the hemodialysis access population, 130 subject-years in the PAD population, and 70 subject-years in the arterial trauma population. The longest our HAV has been in a patient and used for dialysis is more than nine years and there have been more than 106,000 estimated dialysis sessions using our HAVs. Additionally, a total of 26 expanded access/compassionate use cases have been granted by the FDA, and another 18 patients with severe PAD have been treated with the HAV under an investigator IND at the Mayo Clinic. Lastly, ten patients suffering vascular injuries during the conflict in Ukraine have been treated with the HAV under a humanitarian program. Throughout all of these trials and other programs, we have observed that our HAVs functioned as intended and provided functional blood flow to affected limbs. We have also observed consistent durability with a strong tolerability profile. Furthermore, we have observed no evidence of clinically relevant immunologic reactions to our HAVs, supporting the potential use of our HAVs as off-the-shelf, universally implantable, bioengineered human tissues.
Overall, the HAV has functioned well and as intended, across eight different clinical trials in three clinical indications. The HAV has been implanted in approximately 533 patients, across approximately 85 clinical sites in seven countries, over more than nine years (as of December 31, 2022). Rates of primary and secondary patency were similar across trial designs and disease states, with 30-day primary patency ranging from 95% – 100%. Six-month secondary patency ranges from 84% – 100%, and 12-month secondary patency ranges from 81% – 97%, across multiple clinical trials, disease states, and patient age ranges and demographics.
We have observed zero instances of clinical rejection of the HAV in any clinical trial over the past nine years, suggesting that the HAV was not immunologically rejected after implantation.
Based on clinical trial results to date, we have observed that the HAVs were highly resistant to infection, with an infection rate averaging approximately 1.0% per patient-year in our AV access trials, and low infection rates currently in our trauma and PAD trials. Vascular graft infections are a potentially serious complication and can result in adverse outcomes such as sepsis, hospitalization, long-term antibiotic use, repeat procedures and even death.
HAVs Remodel with Host Cells After Implantation
Additionally, based on clinical samples obtained during our Phase 2 AV access trials and published in three peer reviewed journals, The Lancet in 2016, Science Translational Medicine in 2019, and in the Journal of Vascular Surgery in 2020, we observed that the HAV became populated with healthy, vascular cells from the patient. As described in these publications, over time the patient’s cells have been observed to transform the HAV into a multi-layered living tissue similar to native blood vessels. In these trials we have also observed ongoing cellular repair of HAV tissues that had been previously injured during cannulation with dialysis needles, which suggests that the recellularized HAV may be capable of self-healing. The image below shows an HAV that had been implanted in a hemodialysis patient for 44 weeks, that had developed alpha-actin positive vascular smooth muscle cells throughout the wall (red staining in the left-hand panel), and had developed a layer of CD31+ endothelial cells on the inner luminal surface of the HAV (line of red endothelial cells indicated in the right-hand panel).
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

Clinical Indication	Type of Conduit	Year	Number of Patients	Published Secondary Patency Outcome	Infection (per patient-year)	Rejection Outcome
Vascular Trauma	Saphenous Vein (autologous)	2002 – 2012	24	12 months: ~78% function	4%	N/A
	2014	152	30 days: ~90% function	N/A
	ePTFE (synthetic graft)	2002 – 2012	25	12 months: ~50% function	24%	N/A
	2005	14 of 95	30 days: ~79% function	29%
Hemodialysis Access	Fistula (autogenous)	Post-2005	2,800	12 months: 75%	2%	N/A
	2019	14892	6 months: 51%	N/A
		2017	6,439	N/A	4%
		2018	602	6 months: 61%	N/A
	ePTFE (synthetic graft)	2013	128	6 months: ~60%	N/A	N/A
	2019	> 400	N/A	3% – 17%
		2020	> 3,000	12 months: 70%	9%
	Cryovein (cryopreserved human cadaver vein)	2002	45	12 months: 80%	N/A	100%
	2004	49	12 months: ~65% Aneurysm rate: 18%	0%	~100%
	Procol (bovine vein)	2005	186	12 months: 66% Aneurysm rate: 3.2%	5.3%	N/A
Peripheral Artery Disease	Saphenous Vein (autologous)	2008	60	12 months: ~86%	N/A	N/A
	ePTFE (synthetic graft)	2008	61	12 months: ~80%	N/A	N/A
	2013	101	12 months: 76% – 89%
		2011	273	12 months: 81%
		2013	496	N/A	3.8%
	Procol (bovine vein)	2008	7	6 months: 50% 12 months: 50% Aneurysm Rate: 29%	N/A	N/A

Proposed Indication #1: Use of HAV to Repair Vascular Trauma
Overview of Vascular Trauma
Arterial injuries resulting from vascular trauma are common in military and civilian populations, frequently resulting in the loss of life or limb. In military populations, as the rate of battlefield fatalities has been declining due to faster evacuations and more robust protection from body armor, the rate of survivable vascular injuries has been increasing. In civilian populations, trauma injuries are primarily caused by motor vehicle, workplace and sporting accidents, gun violence, mass casualty terrorist attacks, stabbings, blunt trauma and iatrogenic injuries (injuries caused by medical treatment or examination). Consequently, we believe there is an increasingly urgent unmet need for novel materials that are immediately available for permanent vascular repair for both civilian and military vascular trauma.
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
Humacyte has a strong working relationship with the Department of Defense (“DoD”) that has led to a partnership over the last decade to support their unmet need to reconstruct and repair vascular injuries through the development of our HAVs. As a result of this collaboration and partnership with the DoD, we anticipate Humacyte would supply HAVs for use in military hospitals to treat injured soldiers and veterans. The DoD assigned a priority designation to the HAV technology under Public Law 115-92. Under this law, FDA and DoD work together to expedite the development and review of critical technologies and therapies requested by DoD. Additionally, we have received an approximately $6.8 million grant from the DoD for the continued development of our HAVs for vascular reconstruction and repair.

Our Current Phase 2/3 Trial for Vascular Trauma
Trial Design: Our ongoing V005 trial is a single-arm, multi-center, non-randomized clinical trial to evaluate the efficacy, safety and tolerability of our 6 millimeter HAV in replacement or reconstruction of vascular tissues in patients with life or limb-threatening vascular trauma. Since the V005 trial is a single-arm, non-randomized, open label study, we have the ability to track ongoing efficacy and safety. The primary efficacy endpoint will evaluate patency of the HAV at 30 days based on an assessment of 50 patients from the V005 trial who have vascular trauma of the extremity, excluding torso injuries and iatrogenic trauma patients. The Company plans to file a BLA with the FDA for an indication in vascular trauma approximately four months after completion of the V005 trial. The Company plans to seek accelerated approval of the HAV for urgent arterial repair following extremity vascular trauma when synthetic graft is contraindicated and when autologous vein is not feasible. Results from patients from V005 outside of the primary endpoint population, as well as results from patients treated in the Ukraine humanitarian program, will be included in the BLA as supportive data.
Status of Phase 3 Trial of HAV in Vascular Trauma (as of December 31, 2022)

Clinical Trial Number	Indication	Begin Enrollment	Design/Phase	Number of Subjects	Status	Outcomes**
V005	Vascular Trauma	2018	Phase 2/3 Single-arm Historical Comparator Unblinded	A total of 60 patients enrolled as of December 31, 2022. Primary analysis will be based on a total of 50 patients with injuries of extremities, 42 of which have been enrolled as of December 31, 2022	Enrolling	Trial is currently enrolling
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
Current Trial Status: As of December 31, 2022, we had 17 clinical trial sites for the V005 trial in the United States and four in Israel. We are in the process of adding to the trial sites in Ukraine which are currently participating in the ongoing humanitarian program.
The range of trauma injuries in V005 has been broad, including penetrating trauma cases, blunt injury cases, and iatrogenic injuries. Mechanisms of injury have included motor vehicle accidents, gunshot wounds, industrial accidents, falls, and iatrogenic injuries from other interventional or surgical procedures. The HAVs have been placed throughout the body, including in the lower limbs, upper limb, and torso. The HAV has been used to repair the axillary artery, femoral artery, popliteal artery and vein, and the brachial artery in the V005 trial. Many of the injuries treated in the V005 trial, including industrial accidents, motor vehicle accidents, and some gunshot wounds, are contaminated injuries that are at elevated risk of graft infection. Nonetheless, as of December 31, 2022, there has been only one report of HAV infection in any V005 subject, despite a number of instances where the HAV has been implanted into contaminated surgical fields of acute vascular wounds. There have been several instances of local wound infections, but importantly only one of these instances has led to infection of the HAV material itself, which we believe represents a significant advantage of the HAV over ePTFE grafts, which have a higher propensity to become infected in contaminated or infected wound beds. There have been no reports of limb amputation that occurred as a result of HAV malfunction or loss of patency. The resistance to infection we have observed in trials to date is particularly important in traumatic injuries which are often caused by infected material (i.e., knife, car accident, blast injury).
In the figure below, a photograph is shown of an HAV that was used to repair both an artery and a vein in the knee of a patient who suffered a gunshot wound. This patient was doing well at the 30-day follow-up visit with both repairs remaining patent and functional.
Intra-operative photograph of HAV repair of popliteal artery (left) and vein (right) in V005 subject.

In the second quarter of 2022, Humacyte launched a humanitarian initiative to provide its HAVs to hospitals in Ukraine for the treatment of wounded civilians and soldiers with vascular trauma injuries. Ukrainian surgeons presented patient outcomes from the use of the HAV to treat wartime vascular trauma at two vascular conferences in December 2022, the VI Congress of Vascular Surgeons, Phlebologists, and Angiologists of Ukraine in Kyiv, Ukraine, and the 11th Munich Vascular Conference (MAC) 2022. The surgeons described long-standing limitations in vascular tissue repair and replacement as well as the injuries that they have observed during the Russian-Ukrainian conflict. Surgeons have utilized the HAV to treat patients with wartime injuries including blast trauma, shrapnel injuries, and gunshot wounds. The surgeons observed that access to the HAV, a biologic conduit, has improved their ability to perform vascular reconstructions by eliminating the need to harvest a venous conduit. As of December 31, 2022, a total of ten vascular patients have been treated under this humanitarian program, and all patients are reported to have primary patency at 30 days and zero cases of infection despite the presence of contaminated wound beds.

In the figure below, photographs are shown of the first patient treated under the humanitarian program in Ukraine. The patient was a 42-year-old male who suffered a gunshot wound in the leg which damaged his femoral artery. The patient was initially treated using synthetic graft which became infected, and the patient experienced critical right lower extremity ischemia. The HAV was implanted as a right superficial femoral artery reconstruction to achieve wound healing and limb salvage. After three months, the HAV was reported to have retained primary patency with no evidence of HAV infection.
Intra-operative photographs of attempted synthetic graft repair of femoral artery (left) and subsequent repair with HAV (right) in patient from Ukraine humanitarian program.

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
Overview of HAV Experience in Hemodialysis Access: A table listing our clinical trials of the HAV in hemodialysis access is included below. We have implanted the HAV into approximately 384 total patients for hemodialysis access, for a total of more than 880 patient-years of exposure, as of December 31, 2022. Throughout these trials, we have observed consistent and sustained high primary patency rates, ranging from 95% – 100% at 30 days. Secondary patency of the HAV at 6 months ranges from 84% – 100%. Consistently, we have observed zero instances of clinical rejection of any HAV in any hemodialysis access trial.
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

Our Current Phase 2 and Phase 3 Trials of the HAV in Hemodialysis Access

Clinical Trial Number	Indication	Begin Enrollment	Design/Phase	Number of Subjects	Status	Outcomes**
V001	Dialysis Access	2012	Phase 2 Single-arm	40	10‑year follow-up ongoing	30‑day PP: 95% 6‑month SP: 100% 12‑month SP: 97% 60-month SP: 58% Infection Rate/yr: 0% Number of Rejections: 0
V003	Dialysis Access	2013	Phase 2 Single-arm	20	Complete 2‑year follow-up	30‑day PP: 95% 6‑month SP: 89% 12‑month SP: 81% Infection Rate/yr: 4% (1 event) Number of Rejections: 0
V006	Dialysis Access	2016	Phase 3 Prospective Randomized Blinded	355 total; 177 received HAV 178 received ePTFE	5‑year follow-up ongoing	30‑day PP HAV: 93% 12‑month SP HAV: 82% 24‑month SP HAV: 67% 12‑month SP ePTFE: 80% 24‑month SP ePTFE: 74% Infection Rate HAV/yr: 0.93% Infection Rate ePTFE/yr: 4.5% Number of HAV Rejections: 0
V007	Dialysis Access	2017	Phase 3 Prospective Randomized Blinded	Target 240 total; 230 enrolled (as of December 31, 2022)	Enrolling	Trial is currently enrolling
V011	Dialysis Access	2019	Phase 2 (LUNA200 manufacturing system)	30	3‑year follow-up ongoing	30‑day PP: 97% 30‑day SP: 100% 12-month SP: 83% Infection Rate HAV/yr: 0% Number of HAV Rejections: 0
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
Long-Term Data from Early Phase 2 Trials in Hemodialysis: V001 and V003
Phase 2 Trial Design and Current Outcomes: We have completed or are in long-term follow-up on two open-label Phase 2 trials in 60 hemodialysis patients in the United States and Poland from December 2012 through May 2014, which we refer to as our V003 trial and V001 trial, respectively. Both the V001 and V003 studies were designed as single-arm trials to assess the safety and efficacy of the HAV for hemodialysis access, with assessments of patency at 6, 12, 18 and 24 months. In the 60 patients enrolled in these two studies, blood flow through all HAVs was appropriate for hemodialysis, averaging over 1,200 mL/minute. Secondary patency for the two combined trials was 97% at six months, 89% at 12-months, and 81% at 18-months. These results compare favorably to published reports of secondary patency for fistula of 51% – 61% at six months and 75% at 12 months. Long-term results from the V001 trial showing five-year secondary patency of 58% were published in the European Journal of Vascular and Endovascular Surgery companion journal EJVES Vascular Forum in February 2022, and patients from the V001 trial are currently in a 10-year follow-up period.

Images and long-term results from Phase 2 V001 trial of HAV in AV Access

HAV Secondary Patency (%)
97
94
79
58
0.5
1
2
5
Time (in years)

Phase 3 V006 AV Access Study
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
SAEs Reported in V006 Phase 3 Clinical Study in AV Access

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
Phase 3 V006 HUMANITY trial % of patients developing antibodies against human tissues
We also observed differences in the remodeling of the HAV and ePTFE implants in the V006 trial. Consistent with earlier observations from Phase 2 studies, microscopic examination of samples from HAV and ePTFE subjects suggest that the HAVs may have repopulated with host cells and microvasculature, while ePTFE grafts did not repopulate with cells and, in certain cases, fractured at sites of needle cannulation for hemodialysis (“G” is graft; “D” is defect’ “T” is thrombus (clot); “L” is lumen; and “A” is adventitia):
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
Overall, although the primary efficacy endpoint concerning secondary patency was not met, the HAV performed in the V006 trial as was expected, based upon HAV performance in previous Phase 2 trials in hemodialysis and in other clinical applications. This outcome was due at least in part to unexpectedly high patency of the ePTFE grafts, particularly after 12 months. While the cause of this unexpectedly high patency is not clear, it is possible that study-mandated ultrasounds and examinations may have led to more aggressive vigilance with ePTFE grafts to maintain patency. In addition, the age and comorbidities of HAV subjects in V006 was somewhat worse than for ePTFE subjects.
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
Phase 3 V007 AV Access Study
Trial Design: We are currently enrolling a Phase 3 trial, called V007, in 240 patients with ESRD. V007 is a Phase 3, prospective, multi-center, open label, randomized, two-arm comparative study conducted in the United States. The V007 trial is designed to assess the usability of the HAV for dialysis at six and 12 months as a comparison to autogenous fistulas, which are known to exhibit a high rate of early maturation failure of approximately 40% at six months. Patients in the study are randomized to receive either the HAV for vascular access or an autogenous AV fistula. The objective of V007 is to compare the safety and efficacy of our 6 millimeter HAV to autogenous AV fistula for functional hemodialysis access.
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
Current Trial Status: As of December 31, 2022, there were 230 patients enrolled in the V007 trial, out of a target enrollment of 240 total. We currently expect, upon completion of the V007 trial, to file a BLA for the use of HAV in AV access for hemodialysis.
Proposed Indication #3: Peripheral Artery Disease
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

Clinical Indication	Type of Conduit	Year	Number of Patients	Published Secondary Patency Outcome	Infection (per patient-year)	Rejection Outcome
Peripheral Artery Disease	Saphenous Vein (autologous)	2008	60	12 months: – 86%	N/A	N/A
	ePTFE	2008	61	12 months: – 80%
	(synthetic graft)	2013	101	12 months: 76% – 89%	N/A	N/A
		2011	273	12 months: 81%
		2013	496	N/A	3.8%
				6 months: 50%	N/A	N/A
	Procol	2008	7	12 months: 50%
	(bovine vein)			Aneurysm Rate: 29%
We have observed strong patency rates and no reported cases of infection for the HAV in PAD in clinical studies to date. We are developing our 6 millimeter HAV for use as a bypass conduit for patients with PAD. We are conducting two Phase 2 trials to evaluate the safety and efficacy of our 6 millimeter HAV for use as a bypass conduit with PAD, which we refer to as our V002 and V004 trials. For both of these Phase 2 trials, the HAV is being implanted as a femoral popliteal bypass graft in patients with PAD.
Our Current Phase 2 Trials of the HAV in PAD

Clinical Trial Number	Indication	Begin Enrollment	Design/ Phase	Number of Subjects	Status	Outcomes**
V002	Peripheral	2013	Phase 2	20	10-year	30-day PP: 100%
	Artery Disease		Single-arm		follow-up	6-month SP: 84%
					ongoing	12-month SP: 84%
72-month SP: 60%
Infection Rate/yr: 0%
Number of Rejections: 0
V004	Peripheral	2016	Phase 2	15	5-year	30-day PP: 100%
	Artery Disease		Single-arm		follow-up	6-month SP: 86%
					ongoing	12-month SP: 64%
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
There have been no HAV-related infections reported during the V002 trial as of December 31, 2022, and no amputations of the treated extremity. A sub-set of seven V002 subjects consented for long-term follow-up computerized tomography (“CT”) angiograms, which were obtained at 48 to 52 months after HAV implantation. In all cases, the HAV maintained normal architecture and function. A representative image is shown below, taken 50 months post-implantation. Proximal and distal anastomoses of HAV with recipient’s vasculature are noted, as is the scale bar on the right-hand side of each image. The image presents two views of the same subject, and shows uniform HAV diameter along the length of the implant.
A CT Angiogram from a V002 Subject at 51 months after HAV implantation
Patients in the V002 trial are currently in long-term follow-up out to ten years. In 2022, six-year results from V002 were published in Journal of Vascular Surgery – Vascular Science. The article, entitled “6-Year Outcomes of a Phase 2 Study of Human-Tissue Engineered Blood Vessels for Peripheral Arterial Bypass,” reported overall secondary patency rate of 60% at 72 months, including all patients originally enrolled, as estimated by Kaplan Meier analysis. There was no evidence of graft rejection or infection, and no patients underwent amputation of the affected limb out to six years.
Long-term results from V002 Phase 2 study in PAD

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
12-month results from V004 Phase 2 study in PAD

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
The SAEs reported for the HAV in our V002 and V004 Phase 2 clinical studies in PAD in 35 subjects, a patient population which typically has a high prevalence of existing medical conditions, are summarized in the table below.
SAEs Reported in V002 and V004 Phase 2 Clinical Studies in PAD

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
Examples of the Use of Our 6 millimeter HAVs in Expanded Access Cases
The FDA has granted use of the HAV in 26 special expanded access cases through December 31, 2022. Each of these compassionate use cases was conducted under an individual, investigator-initiated IND with the FDA. Two cases are highlighted below.
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
Mayo Clinic Study in Severe PAD
The Mayo Clinic, Rochester, MN, is conducting a study in up to 25 patients with severe PAD under an investigator IND filed with the FDA. As of December 25, 2022, 18 patients have been implanted with the HAV under the study.
Preclinical Pipeline
Pancreatic Islet Transplantation for Type 1 Diabetes (“Biovascular Pancreas”)
The Biovascular Pancreas (“BVP”) is a modification of Humacyte’s HAV product, leveraging the HAV to deliver therapeutic cells within close proximity of the patient’s bloodstream. We believe that the HAV extracellular matrix material is both highly biocompatible, as evidenced by adaptive cellular repopulation after implantation, and also highly angiogenic, as evidenced by extensive formation of microvessels surrounding the HAV in vivo. These attributes mean that the HAV may serve as a suitable conduit for delivering large numbers of therapeutic cells to a patient.
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

We have performed mathematical modelling studies that predict, we believe, that a 42cm HAV could maintain viability of a therapeutic number of islets after implantation of the HAV into the arterial bloodstream, or after implantation as an AV conduit similar to that used for hemodialysis access. Bioreactor experiments have confirmed these mathematical conclusions. Furthermore, we have implanted rat-sized BVPs into the aortas of diabetic rats, and observed that the BVP could restore normal glucose levels in all treated animals, while control animals (“No Flow” in red in figure below) did not restore glucose control. Studies in large animal models are planned to commence in 2023 as the next step in the development of this product candidate.
Coronary Artery Bypass Graft (CABG)
Evaluation of 3- and 4mm diameter HAVs for coronary artery bypass is ongoing at Humacyte. Our initial pilot studies have included the use of our engineered vessels for CABG in canines, demonstrating functional patency and adequate blood flow for up to one month. To further evaluate the utility and durability of the HAV in a large animal model, we have initiated a preclinical study at Duke University to evaluate the use of our small diameter HAV for CABG in adult primates (baboons). The goal of this study is to assess patency and function for six to 12 months, as well as host responses and cellular remodeling. HAVs are followed by ultrasound imaging of the heart, and angiographic imaging of the conduits. In July 2022, preclinical data on use of the small-diameter HAV in CABG was presented at American Heart Association Basic Cardiovascular Sciences Scientific Sessions. Coronary bypass in a non-human primate model, with follow-up of six months, showed that the HAV maintained structural integrity and functioned well to conduct blood flow to the heart. In addition, the HAV was observed to have robust cell repopulation with vascular cells over time, becoming a living vascular tissue supplying the heart muscle. During 2023 we plan to commence IND-enabling preclinical studies in large animals to support potential advancement of the HAV into human clinical trials.
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
Our proprietary manufacturing process was designed with a modular approach allowing us to produce HAVs in smaller batches for clinical trials and scale out to larger batches for commercial manufacturing. The system used to produce HAVs for use in our clinical trials from 2016 to 2021, including Phase 3 trials, utilized a single tray within one growth drawer holding ten HAVs per batch. These batches were manufactured at a contract manufacturer. The current, commercial-scale LUNA200 system utilizes 20 growth drawers holding ten HAVs each for a total of 200 HAVs per batch. Since 2021 this system has been utilized to produce clinical product for use in our ongoing Phase 3 trials, and is planned for use to supply our anticipated commercial launches upon approval.
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
A thorough comparability assessment was performed to evaluate HAV batches produced in the single-drawer system versus batches produced in the 20-drawer LUNA200 system. The study assessed 22 separate comparisons on the identity, strength, quality, purity, and potency of the HAV product. In this study, we observed that HAVs produced in the LUNA200 system were comparable to HAVs produced in the single-drawer system. Additionally, a crossover study, called V011, enrolled 30 subjects to evaluate HAVs that were manufactured on Humacyte’s commercial LUNA200 platform with the primary goal to evaluate the safety, efficacy and immunogenicity of the LUNA200-manufactured HAVs. In this trial we observed comparable safety profile between HAV used in previous studies and the HAV manufactured in the LUNA200 commercial system. The results of the comparability assessment and from the V011 crossover study were submitted to the FDA. In 2021, the FDA authorized the use of HAVs produced in the commercial LUNA200 system to supply our ongoing clinical trials. We plan to also use the LUNA200 system for anticipated commercial launches of the HAV if it is approved.
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
Our first expected market launch, in the treatment of vascular trauma, is a highly concentrated market of approximately 200 Level I Trauma Centers that may be reached with a small field sales forces of no more than 20 representatives. Many of the major trauma centers already have familiarity with our HAV product candidate through their participation in our clinical trials. Our sales effort will include dual targeting of surgeons to create pull-through demand and hospital administration (trauma center Value Analysis Committees) to assure adoption and uptake of the HAV in vascular trauma.
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
Distribution Agreement with Fresenius Medical Care
We entered into a distribution agreement with Fresenius Medical Care in June 2018 which, as amended as of February 16, 2021, granted Fresenius Medical Care and its affiliates exclusive rights to develop outside the United States and European Union (the “EU”) and commercialize outside of the United States our 6 millimeter x 42cm HAV and all improvements thereto, and modifications and derivatives thereof (including any changes to the length, diameter or configuration of the foregoing), for use in vascular creation, repair, replacement or construction, including renal replacement therapy for dialysis access, the treatment of peripheral artery disease, and the treatment of vascular trauma, but excluding coronary artery bypass graft, pediatric heart surgery, or adhering pancreatic islet cells onto the outer surface of the distribution product for use in diabetic patients. Within the United States, Fresenius Medical Care will collaborate with Humacyte in its commercialization of the product in the field, including adoption of the distribution product as a standard of care in patients for which such use is supported by clinical results and health economic analyses.
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
Containment of healthcare costs has been a priority of federal, state, and foreign governments, and the prices of drug products have been a focus of this effort. Governments have shown significant interest in implementing cost-containment programs. This interest has resulted in significant proposed and enacted reform measures affecting healthcare reimbursement and drug pricing, including the enactment in August 2022 of significant changes to potential Medicare drug product reimbursement through government negotiation of certain drug prices, as well as manufacturer discount and inflation rebate obligations under the Inflation Reduction Act (the “IRA”).
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
As of December 31, 2022, our patent estate is comprised of 18 families of patents. Of these families, 14 are solely owned by Humacyte, one is jointly owned by Humacyte and Global Life Sciences Solutions USA LLC, one is jointly owned by Humacyte and Yale University, one is exclusively licensed to Humacyte from Duke University and one is exclusively licensed to Humacyte from Yale University. For more information regarding these license agreements, see “— License Agreement with Duke University” and “— License Agreements with Yale University.”
Our 18 families of patents are comprised of:
(i)eight issued U.S. patents, 74 foreign patents in Austria, Australia, Belgium, Canada, China, Cyprus, Denmark, France, Germany, Greece, Hong Kong, Hungary, Ireland, Italy, Japan, Netherlands, Portugal,Spain, Sweden, Switzerland, Turkey, and the UK, nine pending U.S. non-provisional patent applications, one pending PCT patent application and seven pending foreign applications in Australia, Canada, China, Europe and Japan, which are solely owned by us,
(ii)three issued U.S. patents, 19 issued foreign patents in Australia, Austria, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Japan, Netherlands, Spain, Sweden, Switzerland, Turkey, and the UK, one pending U.S. non-provisional patent application, and two pending foreign patent applications in Europe and Canada, which we co-own, and
(iii)one issued U.S. patents, seven issued foreign patents in Canada, France, Germany, Italy, Spain, Sweden, and the UK, one pending U.S. non-provisional patent application, and six pending foreign patent applications in Australia, Canada, Europe, Japan, China, and Hong Kong, which we exclusively license.
Many of these patents and patent applications generally relate to the scaffolds used to make our vessels, the composition of our vessels, and systems and methods of manufacturing our vessels. Excluding any patent term adjustment or patent term extension, the U.S. patent relating to the scaffold used to make our vessels expires in 2032, the U.S. patents relating to the composition of our vessels expire in 2032 and the U.S. patents relating to the systems and methods of manufacturing our vessels expires in 2032. The U.S. patent relating to the entangler machinery used to make tubular scaffolds expires in 2035. Included in our patent portfolio are nine pending, Humacyte-owned non-provisional applications relating to the manufacturing of engineered tissues at commercial scale, as well as other technologies and product candidates. If these non-provisional applications are allowed, such additional patents issuing therefrom would be expected to expire around 2043.
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
On December 21, 2022, we provided notice to Yale that we were terminating the license effective March 21, 2023 as we do not intend to use the technology underlying the patents.
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
For purposes of BLA submission and approval, clinical trials are typically conducted in three sequential phases, which may overlap or be combined. For Humacyte’s development of product candidates, Phase 1 and Phase 2 trials have heretofore been combined into a single trial design.

•Phase 1. The biological product is initially introduced into human subjects and tested for safety. These initial trials to evaluate the potential toxicity and pharmacological activity of the investigational product (including pharmacokinetics, if applicable), and, if possible, gain early evidence on effectiveness.
•Phase 2. The biological product is evaluated in a limited patient population to identify potential adverse events and safety risks, to evaluate preliminarily the efficacy of the product candidate for specific targeted indications in patients with the disease or condition under trial, and, when applicable, to evaluate dosage tolerance and appropriate dosage.
•Phase 3. The biological product is administered to an expanded patient population, often large numbers of patients of several hundred to several thousand and generally at geographically dispersed clinical trial sites. These trials are designed to generate enough data to statistically evaluate clinical effectiveness and safety as well as to establish the overall benefit-risk relationship of the investigational new biological product, and to provide an adequate basis for product approval. FDA typically requires at least two Phase 3 trials to support approval, but in some cases may approve an application on the basis of one trial.
In some cases, the FDA may condition approval of a BLA on the sponsor’s agreement to conduct additional clinical trials to further assess the biologic’s safety and effectiveness after BLA approval. Such post-approval clinical trials are typically referred to as Phase 4 clinical trials.
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
A biological product candidate may be eligible for Breakthrough Therapy Designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy Designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.
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

The sponsor of a clinical trial must register the clinical trial in advance, and certain information related to the clinical trial will be made public as part of the registration. The results of the clinical trial must be submitted to the competent authorities and, with the exception of non-pediatric Phase 1 trials, will be made public at the latest within 12 months after the end of the trial.
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
Employees and Human Capital Management
As of December 31, 2022, we had 164 employees that were all full-time. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.
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
As of February 28, 2023, we had borrowed $30.0 million of principal under the Loan Agreement.
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
•The ongoing effects of the COVID-19 pandemic may continue to adversely impact our business, including our manufacturing efforts and clinical trials.
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
Our V006 trial did not meet its primary endpoint, and if we fail to achieve the primary endpoint of our other ongoing or future clinical trials, or if safety issues arise, or the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, we may incur significant additional costs or experience significant delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates. Even if our clinical trials achieve their primary endpoints, the FDA may still determine that such trials do not adequately establish the safety and effectiveness of our products. In such a circumstance, the FDA may require that we design and conduct new, additional clinical trials to demonstrate safety and effectiveness, or may determine not to approve our products at all.
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
•delays in reaching — or inability to reach — agreement with the FDA or other regulatory agencies on trial design;
•delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;
•delays in obtaining required IRB approval at each clinical trial site;
•delays in recruiting suitable patients in sufficient volume to participate in our clinical trials and in having those patients complete participation in our clinical trials or return for follow-up, including delays related to the ongoing effects of the COVID-19 pandemic;

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
Our HAVs may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval. The reported SAEs related to the HAV for hemodialysis access, a patient population which typically has a high prevalence of existing medical conditions, are detailed in the table below which summarizes results from our V006 HUMANITY Phase 3 study in which subjects were randomized to receive either a HAV or a commercially available expanded polytetrafluoroethylene (“ePTFE”) graft.
SAEs Reported in V006 Phase 3 Clinical Study in AV Access

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

In our V002 and V004 Phase 2 clinical studies in PAD in 35 subjects, another patient population which typically has a high prevalence of existing medical conditions, the SAEs reported for the HAV are detailed in the table below.
SAEs Reported in V002 and V004 Phase 2 Clinical Studies in PAD

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
We are currently enrolling patients in several clinical trials, including in our V005 trial, which is a Phase 2/3 clinical trial of our 6 millimeter HAV in traumatic vascular repair and our V007 trial, which is a Phase 3 clinical trial comparing the safety and efficacy of our 6 millimeter HAV to AV fistula for hemodialysis access. Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in such trials. Additionally, the COVID-19 pandemic has had and may continue to have a sustained impact on our ability to recruit and follow up with patients. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA and other regulatory authorities, and as such our product candidates could be delayed or otherwise adversely affected. Patient enrollment and trial completion is affected by many factors including the:
•size of the patient population and process for identifying subjects;
•availability of clinical trial research resources at clinical sites due to ongoing effects of the COVID-19 pandemic;
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
•the ongoing impact of the COVID-19 pandemic or future pandemics or similar events on patients’ willingness and ability to participate in clinical trials or on study site policies;
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
We currently have no products approved for sale and, while we are developing a number of product candidates, we have invested and continue to invest a substantial portion of our efforts and financial resources in the development of our 6 millimeter HAV. None of our remaining product geometries and modifications have advanced beyond preclinical development. As a result, in the near term we are dependent on the success of our 6 millimeter HAV, and if we are unable to successfully develop, obtain marketing approval for, and commercialize it, our business, along with our operating results and financial condition, will be materially harmed. Even if we succeed with the development of our 6 millimeter HAV, our ability to generate product revenue and become profitable from our 6 millimeter HAV depends on our assumptions regarding the relevant market opportunity and the degree of market acceptance for our products, once approved, for which our estimates may prove inaccurate, and market acceptance in any approved indication, which may never occur.
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
Many of our existing or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and marketing and commercializing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than the products that we develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than we may obtain the same approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
On August 16, 2022, President Biden signed the IRA into law, which sets forth meaningful changes to drug product reimbursement by Medicare. Among other actions, the IRA permits HHS to engage in price-capped negotiation to set the price of certain drugs and biologics reimbursed under Medicare Part B and Part D. The IRA contains statutory exclusions to the negotiation program, including for certain orphan designated drugs for which the only approved indication (or indications) is for the orphan disease or condition. Should our product candidates be approved and covered by Medicare Part B or Part D, and fail to fall within a statutory exclusion, such as that for an orphan drug, those products could, after a period of time, be selected for negotiation and become subject to prices representing a significant discount from average prices to wholesalers and direct purchasers. The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we increased the cost of a covered Medicare Part B or Part D approved product faster than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached. Our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the newly designed Part D benefit structure compared to the pre-IRA benefit design. Additionally, manufacturers that fail to comply with certain provisions of the IRA may be subject to penalties, including civil monetary penalties. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.
Any reduction in reimbursement from Medicare resulting from the IRA or other legislative or policy changes, or from other government programs may result in a similar reduction in payments from private payers. These healthcare reforms and the implementation of any future cost containment measures or other reforms may prevent us from being able to generate sufficient revenue, attain and/or maintain profitability or commercialize our drug candidates. We cannot be sure whether additional legislative changes will be enacted, or the effect of forthcoming guidance implementing the IRA, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on our product candidates or the marketing approvals of our product candidates, if any, may be.
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
The ongoing effects of the COVID-19 pandemic may continue to adversely impact our business, including our manufacturing efforts and clinical trials.
The ongoing effects of the COVID-19 pandemic has impacted our business and we expect it to continue to do so. We have experienced delays in the ongoing enrollment of our clinical trials as a result of COVID-19. If there is a resurgence of COVID-19 in the United States and elsewhere, we may experience disruptions that could severely impact our business and clinical trials, including:
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
•shortages of clinical trial site and hospital and clinic staff supporting the conduct of our clinical trials;
•risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, or will withdraw from the clinical trial due to concerns over COVID-19, which could impact the results of the clinical trial, including by increasing the number of observed adverse events, or reducing the statistical power of the clinical trials;
•delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources;
•changes to the clinical endpoints, statistical analysis plan, or enrollment plans for ongoing clinical trials due to limitations in patients, resources, or sites, including due to COVID-19; and
•unanticipated deaths of clinical trial patients due to COVID-19 or due to lack of healthcare resources and follow-up as a consequence of COVID-19.

The extent to which ongoing effects of the COVID-19 pandemic impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
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
The process of manufacturing our HAVs is complex, highly regulated and subject to multiple risks. The manufacture of biologics such as our HAVs has been, and continues to be, susceptible to product loss due to contamination, equipment failure, temporary power outages, improper installation or operation of equipment, damage to facilities, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes has resulted, and could in the future result, in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which would harm our business, operating results and financial condition as well as our reputation. We depend on cell banks in our manufacturing process, and the loss of our master cell banks would result in significant disruptions to that process.
We currently manufacture the 6 millimeter HAVs for our clinical trials at our manufacturing facility in Durham, North Carolina, where we have created a scalable modular manufacturing process, which we refer to as the LUNA200 system, that we believe will enable us to manufacture our HAVs, if approved, in commercial quantities in compliance with current good manufacturing practices (“cGMPs”). Our efforts to scale out our manufacturing operations may not succeed. Scaling out a biologic manufacturing process is a difficult task, as there are risks including, among others, cost overruns, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Prior to the establishment of our internal manufacturing facility, we employed a contract manufacturer who produced our HAVs using a smaller-production system known as the AURA system. We have limited years of experience manufacturing our HAVs in-house with the LUNA200 system, and no experience manufacturing the volume that we anticipate will be required to supply all of our clinical trials or to achieve planned levels of commercial sales following marketing approval, if received. Additionally, our manufacturing process has evolved over time and we may not have the experience, resources, or facility capacity to handle adoption of future changes or expansion of capacity. The forecasts of demand we plan to use to determine order quantities and lead times for components from outside suppliers may be incorrect, and we may be unable to obtain such components when needed and at a reasonable cost. We also may experience interruptions in the supply of the raw materials required to manufacture our product candidates, or increased costs due to supply chain disruptions or inflation in the cost of goods, services or other operating inputs. Likewise, supply chain interruptions could affect the transport of clinical trial materials, such as our HAVs and other supplies used in our clinical trials, which would negatively impact our ability to conduct our clinical trials. In addition, we may not be able to develop and implement efficient manufacturing capabilities and processes to manufacture our HAVs in sufficient volumes that also satisfy the legal, regulatory, quality, price, durability, engineering, design and production standards required to commercialize our HAVs successfully.
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
The performance of the sites for our clinical trials may also be adversely affected by various other issues, including the lack of familiarity with the properties of our HAVs, intervention rates, insufficient training of personnel, variances in medical infrastructure, lack of familiarity with conducting clinical trials in accordance with international regulatory standards, communication difficulties or changes in local regulations. If these third parties do not successfully conduct our clinical trials in accordance with regulatory requirements or our stated protocols, carry out their contractual duties, or meet expected deadlines, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and may not be able to, or may be delayed in our efforts to, successfully commercialize our products if approved by regulatory authorities.
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
Since inception, we have generated no product revenue, and prior to receipt of marketing approval from regulatory authorities, we will be unable to do so. We incurred net losses of $12.0 million and $26.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we had an accumulated deficit of $426.5 million and $414.6 million, respectively. Up to the date of the consummation of the Merger, we financed our operations primarily through the sale of equity securities and convertible debt and, to a lesser extent, through grants from governmental agencies. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and development of manufacturing technology, and we anticipate that our expenses will continue to increase over the next several years as we continue these activities. Our V005 and V007 trials are currently enrolling, and we currently intend to submit a BLA to the FDA relating to vascular trauma and a subsequent BLA filing related to AV access for hemodialysis. We also intend to continue scaling out our manufacturing facility to satisfy potential demand if the FDA approves our BLA, advancing preclinical and clinical development of additional clinical applications for our HAVs and funding our operations. Accordingly, we expect to continue to incur substantial operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year.
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
As of December 31, 2022, we had net operating loss carryforwards for federal and state tax purposes of approximately $322.4 million and $323.9 million, respectively, which begin to expire in 2025. In addition, we had tax credit carryforwards for federal and state tax purposes of approximately $18.1 million, as of December 31, 2022, which begin to expire in 2025 and will expire completely in 2042. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. In general, if we experience a greater than 50% aggregate change in ownership of certain significant stockholders or groups over a three-year period (which constitutes an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”)), utilization of our pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change net operating loss carryforwards before utilization and may be substantial. In the past we may have experienced, and in the future may experience, ownership changes as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. As of December 31, 2022 and 2021, we had $151.9 million and $225.5 million, respectively, in cash and cash equivalents and short-term investments. Based upon our current operating plan, we believe that our cash and cash equivalents and short-term investments will be sufficient to fund our operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the date of this Annual Report on Form 10-K.

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
The BLA approval process is expensive and uncertain, it may take several years to complete, and we may not be successful in obtaining such approval. The FDA has substantial discretion in the approval process and decisions made by the FDA can be unpredictable. The FDA may use its discretion at any time to withdraw statements or representations, including written statements, that it has made or may make to us regarding our product candidates, clinical trials or the BLA process. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. The FDA could delay, limit or deny approval of our product candidates for many reasons, including because it:
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
We currently intend to submit a BLA to the FDA relating to vascular trauma and a BLA for AV access in hemodialysis, based on the results and trial design of our V005 and V007 trials, respectively. The FDA may decline to approve our 6 millimeter HAV on the basis of these or other trial results, or for other reasons.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, policy changes, and the effects of the COVID-19 pandemic. Average review times at the FDA have fluctuated in recent years as a result.
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
In 2014, the FDA granted Fast Track designation for our 6 millimeter HAV for use in the creation of AV access for hemodialysis, and, in 2017, the FDA granted RMAT designation for our 6 millimeter HAV for the creation of vascular access for performing hemodialysis. We have submitted a request for RMAT designation of the HAV for vascular trauma but there is no guarantee that the FDA will grant this request. And we have not received designations pursuant to any of the FDA’s expedited programs for peripheral artery disease or our other indications, although we may in the future seek such designations if such product candidates meet the criteria for that designation. As a result, even if we submit a BLA for trauma, our Fast Track and RMAT designations, and their attendant benefits, may not apply to this requested indication unless the FDA grants our request for RMAT designation. In addition, even with one or more of these designations, we may not experience a faster development process, or faster review or approval, for our product candidates compared to product candidates that are not part of the expedited programs. Further, the FDA may withdraw a designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, a product candidate may no longer demonstrate a potential to address unmet medical need if, for example, a new product is approved that addresses the same need, which could lead to loss of a designation. The loss of a designation under an expedited program, including a Fast Track designation, Breakthrough Therapy Designation, or RMAT designation, could significantly increase the costs of development and length of time required before we could seek marketing approval of such a product candidate.

We may seek accelerated approval for our HAV relating to vascular trauma. A product candidate may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of accelerated approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials post-approval. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires the pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval. Accelerated approval may also be withdrawn if, among other things, a confirmatory trial required to verify the predicted clinical benefit of the product fails to verify such benefit or if such trial is not conducted with due diligence.
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
Our internal computer systems (including our LUNA200 manufacturing system) and those of third parties on which we rely, including our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. These risks may be compounded as our information technology hardware ages. If such an event were to occur and cause interruptions in our operations, it could have a material adverse effect on our business operations, including a material disruption of our development program. Unauthorized disclosure of sensitive or confidential patient or employee data, including personally identifiable information, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, or unauthorized access to or through our information systems and networks, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation. Unauthorized disclosure of personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world. To the extent that any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. For example, the loss of or damage to clinical trial data, such as from completed or ongoing clinical trials, for any of our product candidates would likely result in delays in our marketing approval efforts and significantly increased costs in an effort to recover or reproduce the data.
We have previously been, and expect to remain, the target of cyber-attacks. During late 2020 and early 2021, a professional services firm providing services to the Company was the target of a cyber-attack. The Company believes that it was not materially impacted by the attack. As we become more dependent on information technologies to conduct our operations, cyber incidents, including deliberate attacks, such as ransomware attacks, and attempts to gain unauthorized access to computer systems (including our LUNA200 manufacturing system) and networks, may increase in frequency and sophistication. These incidents pose a risk to the security of our systems and networks, the confidentiality and the availability and integrity of our data and these risks apply both to us, and to third parties on whose systems we rely for the conduct of our business. While the effect of these incidents has not historically been material to our results of operations, financial condition or prospects, cyber threats are persistent and constantly evolving. Such threats have increased in frequency, scope and potential impact in recent years, which increase the difficulty of detecting and successfully defending against them. As cyber threats continue to evolve, we may be required to incur additional expenses in order to enhance our protective measures or to remediate any information security vulnerability. There can be no assurance that we or our third-party providers will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or destruction or loss of data and may incur significant additional expense to implement further data protection measures. It is also possible that unauthorized access to data may be obtained through inadequate use of security controls by our suppliers or other vendors. In 2021, a remote code execution vulnerability in Apache Log4j was identified as affecting large amounts of systems worldwide. We were not impacted by the Log4j vulnerability, however we cannot provide assurance that these and other attacks will not have an impact in the future.
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
As of December 31, 2022, we had 164 employees. As we move forward in our efforts to commercialize our HAVs, if approved, we expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of development, regulatory affairs, manufacturing and quality and compliance and support functions. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations, maintain competitive compensation packages, or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage this growth effectively could delay the execution of our business plans or harm our operations.
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
We may issue additional shares of common stock or other equity securities without stockholder approval, which would dilute your ownership interests and may depress the market price of our common stock.
As of December 31, 2022, we had warrants outstanding to purchase up to an aggregate of 5,588,506 shares of our common stock and options outstanding to purchase up to an aggregate of 7,203,874 shares of our common stock. Under the Humacyte, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”) and the Humacyte, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), as of December 31, 2022 we also have the ability to issue 6,700,888 shares and 1,030,033 shares, respectively. In addition, the aggregate number of shares under the 2021 Plan and the ESPP will automatically increase on January 1 of each year commencing January 1, 2022, in an amount equal to 5% and 1%, respectively, of the number of shares of our capital stock outstanding on December 31 of the preceding year, unless our board of directors (the “Board”) acts prior to January 1 of a given year to provide that the increase for such year will be a lesser number. At the end of 2021 and 2022, our Board elected not to increase the number of shares under the 2021 Plan and the ESPP. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
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
In connection with the Merger, the Company assumed 5,000,000 publicly-traded warrants (“Public Warrants”) and 177,500 private placement warrants issued to AHAC Sponsor LLC (the “Sponsor”), Oppenheimer & Co. Inc. and Northland Securities, Inc, in connection with AHAC’s initial public offering (“Private Placement Warrants” and, together with the Public Warrants, the “Warrants”). The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and our predecessor AHAC. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, holders of at least 50% of the number of the then outstanding Private Placement Warrants. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a Warrant.
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
Included on the Company’s consolidated balance sheets as of December 31, 2022 are derivative liabilities related to the Contingent Consideration and the Private Placement Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Contingent Consideration and the Private Placement Warrants each reporting period and that the amount of such gains or losses could be material.

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
Item 4. Mine Safety Disclosures.
None.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is currently listed on The Nasdaq Global Select Market under the symbol “HUMA.” Prior to the consummation of the Merger, our common stock was listed on The Nasdaq Global Select Market under the symbol “AHAC.” As of March 10, 2023, there were 201 holders of record of our common stock.
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
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and the related notes contained in Part II, Item 8 of this Annual Report on Form 10-K. Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the “Company,” “Humacyte,” “we,” “us,” “our” and similar terms refer to Humacyte, Inc. (formerly known as Alpha Healthcare Acquisition Corp.) and its consolidated subsidiaries (including Humacyte Global, Inc.) following the Merger (defined below); references to “Legacy Humacyte” refer to Humacyte, Inc. prior to the Merger; and references to “AHAC” refer to Alpha Healthcare Acquisition Corp. prior to the Merger.
Cautionary Statement Regarding Forward-Looking Statements
In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, future financial performance, expense levels and liquidity sources, includes forward-looking statements that involve risks and uncertainties. You should read the sections of this Annual Report on Form 10-K titled “Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are pioneering the development and manufacture of off-the-shelf, universally implantable, bioengineered human tissues, advanced tissue constructs and organ systems with the goal of improving the lives of patients and transforming the practice of medicine. We believe our regenerative medicine technology has the potential to overcome limitations in existing standards of care and address the lack of significant innovation in products that support tissue repair, reconstruction and replacement. We are leveraging our novel, scalable technology platform to develop proprietary product candidates for use in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas.
We are initially using our proprietary, scientific technology platform to engineer and manufacture HAVs. Our investigational HAVs are designed to be easily implanted into any patient without inducing a foreign body response or leading to immune rejection. We are developing a portfolio, or “cabinet”, of HAVs with varying diameters and lengths. The HAV cabinet would initially target the vascular repair, reconstruction and replacement market, including use in vascular trauma; AV access for hemodialysis; PAD; and CABG. In addition, we are developing our HAVs for pediatric heart surgery and the delivery of cellular therapies, including pancreatic islet cell transplantation to treat Type 1 diabetes (our biovascular pancreas). We will continue to explore the application of our technology across a broad range of markets and indications, including the development of urinary conduit, trachea, esophagus and other novel cell delivery systems.

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
We are currently conducting Phase 2 and Phase 3 trials of our 6 millimeter HAV across two therapeutic indications, vascular trauma and AV access for hemodialysis, as well as continuing long-term follow up of patients in our Phase 2 PAD studies. We were granted Fast Track designation by the FDA for our 6 millimeter HAV for use in AV access for hemodialysis in 2014. We also received the first RMAT designation from the FDA, for the creation of vascular access for performing hemodialysis, in March 2017. In addition, in 2018 our HAV product candidate was assigned a priority designation by the Secretary of Defense under Public Law 115-92, enacted to expedite the FDA’s review of products that are intended to diagnose, treat or prevent serious or life-threatening conditions facing American military personnel. Upon completion of our Phase 3 trials, we intend to submit a BLA to the FDA for an indication in vascular trauma.
We have generated no product revenue and incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of December 31, 2022 and 2021, we had an accumulated deficit of $426.5 million and $414.6 million, respectively, and working capital of $134.6 million and $218.3 million, respectively. Our operating losses were approximately $84.6 million and $81.2 million for the years ended December 31, 2022 and 2021, respectively. Net cash flows used in operating activities were $71.1 million and $81.2 million during the years ended December 31, 2022 and 2021, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we advance our product candidates.
As of December 31, 2022, we had cash and cash equivalents and short-term investments of $151.9 million. We believe our cash and cash equivalents and short-term investments on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements for at least the next 12 months from the date of this Annual Report on Form 10-K. See Note 1 — Organization and Description of Business in the notes to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding this assessment.
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
•add operational, financial and management information systems and personnel to support, among other things, our product development and commercialization efforts and operations; and
•continue operating as a public company, which includes higher costs associated with hiring additional personnel, director and officer insurance premiums, audit and legal fees, expenses for compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC and The Nasdaq Stock Market LLC (“Nasdaq”).
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
Impact of COVID-19
The COVID-19 outbreak and government measures taken in response have had a significant impact, both direct and indirect, on our business, as supply chains have been disrupted and enrollment in clinical trials has been delayed. To date, the COVID-19 pandemic has not resulted in material financial impacts or impairment losses in the carrying values of our assets and we are not aware of any specific related event or circumstance that would require us to revise the estimates reflected in our financial statements. The extent to which the ongoing effects of the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including current and future clinical trials and research and development costs and timelines, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the emergence of new virus variants, and the duration and intensity of the related economic impact of the COVID-19 pandemic.

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
The majority of our research and development resources are currently focused on our Phase 2 and 3 clinical trials for our 6 millimeter HAV and other work needed to obtain marketing approval for our 6 millimeter HAV for use for vascular repair, reconstruction and replacement, including vascular trauma and AV access in hemodialysis in the United States. We have incurred and expect to continue to incur significant expenses in connection with these and our other clinical development efforts, including expenses related to regulatory filings, trial enrollment and conduct, data analysis, patient follow up and study report generation for our Phase 2 and Phase 3 clinical trials. We do not allocate all of our costs by each research and development program for which we are developing our cabinet of HAVs, as a significant amount of our development activities broadly support multiple programs that use our technology platform. We plan to further increase our research and development expenses for the foreseeable future as we continue the development of our proprietary scientific technology platform and our novel manufacturing paradigm.
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
Other Income (Expense), Net
Total other income (expense), net consists of (i) the change in fair value of the Contingent Earnout Liability that was accounted for as a liability as of the date of the Merger, and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents and short-term investments, (iii) interest expense incurred on our Loan Agreement, finance leases, and our PPP loan during the periods each were outstanding, (iv) a change in fair value of private placement common stock warrant liabilities related to the Private Placement Warrants, which we assumed in connection with the Merger, and which are subject to remeasurement to fair value at each balance sheet date resulting in a non-cash gain or loss, (v) a non-cash gain on PPP loan forgiveness during the year ended December 31, 2021, and (vi) during the year ended December 31, 2021, legal, accounting, and underwriting fees and other costs directly related to the consummation of the Merger that were associated with the aforementioned warrant liabilities.

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		Change
($ in thousands)	2022	2021	$	%
Grant revenue	$1,565	$1,263	$302	24%

Operating expenses:
Research and development	63,260	61,341	1,919	3%
General and administrative	22,883	21,130	1,753	8%
Total operating expenses	86,143	82,471	3,672	4%
Loss from operations	(84,578)	(81,208)	(3,370)	4%

Other income (expense), net:
Interest income	2,629	16	2,613	*
Change in fair value of Contingent Earnout Liability	75,767	55,772	19,995	36%
Gain on PPP loan forgiveness	—	3,284	(3,284)	(100)%
Interest expense	(6,200)	(4,348)	(1,852)	43%
Other income, net	417	7	410	*
Total other income, net	72,613	54,731	17,882	33%
Net loss	$(11,965)	$(26,477)	$14,512	(55)%
* Not meaningful
Grant Revenue
For the years ended December 31, 2022 and 2021, revenue was approximately $1.6 million and $1.3 million, respectively, and related to the reimbursement of qualifying expenses incurred in connection with our grant from DoD. The increase in revenue of $0.3 million, or 24%, relates to the timing of reimbursement of certain allowable costs related to our grant from DoD, which totaled approximately $6.8 million over the life of the grant before this program ended in November 2022.
Research and Development Expenses
The following table discloses the breakdown of research and development expenses:

	Year Ended December 31,		Change
($ in thousands)	2022	2021	$	%
External services	$15,583	$15,786	$(203)	(1)%
Materials and supplies	11,210	10,901	309	3%
Payroll and personnel expenses	23,678	23,227	451	2%
Other research and development expenses	12,789	11,427	1,362	12%
	$63,260	$61,341	$1,919	3%
Research and development expenses increased from $61.3 million for the year ended December 31, 2021 to $63.3 million for the year ended December 31, 2022. The increase of $1.9 million, or 3%, was primarily driven by expenses incurred to support our expanded research and development initiatives, including a $1.4 million increase in other research and development expenses driven by expanded preclinical studies of our earlier-stage pipeline programs combined with smaller increases in supplies and personnel.
General and Administrative Expenses
General and administrative expenses were $22.9 million and $21.1 million for the years ended December 31, 2022 and 2021, respectively. The increase in general and administrative expenses during this period of $1.8 million, or 8%, was primarily driven by expenses associated with the transition to public company status and company growth, including (i) a $1.2 million increase in salaries and benefits and recruiting costs primarily due to higher headcount, including the initial members of the planned commercial launch team, (ii) a $1.1 million increase in external services, (iii) a $0.6 million increase in insurance costs, (iv) a $0.6 million increase in other general and administrative expenses, including software costs, travel and expenses related to our board of directors, partially offset by a $1.8 million decrease in non-cash stock compensation expense primarily due to higher costs in 2021 resulting from restructuring of the management team to accommodate the transition to being a public company.
Total Other Income, net
Total other income, net was $72.6 million and $54.7 million for the years ended December 31, 2022 and 2021, respectively. The increase of $17.9 million in income primarily resulted from (i) a $20.0 million increase in the non-cash gain related to the remeasurement of the Contingent Earnout Liability during the year ended December 31, 2022 compared to the year ended December 31, 2021, (ii) a $2.6 million increase in interest income, and (iii) a $0.4 million increase in the non-cash gain related to the remeasurement of our private placement warrant liability, partially offset by (i) a $3.3 million gain on PPP loan forgiveness we recognized during the year ended December 31, 2021 and (ii) a $1.9 million increase in interest expense primarily related to our loan facility with Silicon Valley Bank, which commenced in March 2021.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations primarily through the sale of equity securities and convertible debt, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of December 31, 2022 and 2021, we had an accumulated deficit of $426.5 million and $414.6 million, respectively.
As of December 31, 2022 and 2021, we had cash and cash equivalents and short-term investments of $151.9 million and $225.5 million, respectively. We believe our cash and cash equivalents and short-term investments will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the date of this Annual Report on Form 10-K. See Note 1 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our assessment. We believe that our longer-term working capital, planned research and development, capital expenditures and other general corporate funding requirements will be satisfied through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the sections of this Annual Report on Form 10-K titled “Forward-Looking Statements” and “Risk Factors.”
As of December 31, 2022 and 2021, we had working capital of $134.6 million and $218.3 million, respectively. As of December 31, 2022, we had $30.0 million outstanding principal and $20.0 million of contingent borrowing capacity under our Loan Agreement (as defined below). We do not currently have any committed external source of funds beyond the Loan Agreement.
Material Cash Requirements
Our known material cash requirements include: (1) the purchase of supplies and services that are primarily for research and development; (2) debt repayments (for additional information, see below and Note 7 to our consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K); (3) employee wages, benefits, and incentives; and (4) financing and operating lease payments (for additional information see below and Note 8 to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). We have also entered into contracts with CROs primarily for clinical trials. These contracts generally provide for termination upon limited notice, and therefore we believe that our non-cancellable obligations under these agreements are not material. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, for example, legal contingencies, uncertain tax positions, and other matters.
As of December 31, 2022, we had non-cancellable purchase commitments of $32.0 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University and have a distribution agreement with Fresenius Medical Care. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at December 31, 2022. For additional information regarding these agreements and the nature of payments that could become due thereunder, see the sections in this Annual Report on Form 10-K titled “Business — Distribution” and “Business — Intellectual Property.”
Debt
In March 2021, we entered into the Loan Agreement with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., as amended in June and September 2021, which provides a term loan facility of up to $50.0 million, with a maturity date of March 1, 2025. The initial term loan tranche of $20.0 million was funded upon the closing of the Loan Agreement, and on October 13, 2021, we borrowed an additional $10.0 million under the Loan Agreement. The additional $20.0 million becomes accessible in two tranches of $10.0 million each contingent on the achievement of certain business and clinical development milestones, although we currently do not expect to make any additional borrowings under the Loan Agreement. As a result of the additional borrowing in October 2021, the commencement of repayment of principal was deferred until no earlier than July 2023 and potentially later if the remaining tranches are drawn. As of December 31, 2022, principal of $30.0 million was outstanding under the Loan Agreement and we were in compliance with all covenants in all material respects. Assuming no additional borrowings under the Loan Agreement, we expect to make interest payments of approximately $5.1 million under the Loan Agreement from January 1, 2023 through March 1, 2025, approximately $3.4 million of which we expect to pay during the year ended December 31, 2023.
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
Borrowings under the Loan Agreement bear interest at a rate of 7.5% or the sum of the Wall Street Journal Prime Rate plus 4.25%, whichever is greater (11.75% as of December 31, 2022). In addition, the lenders were granted warrants to purchase common stock. Interest-only payments on the principal amount outstanding are due monthly beginning in the first month after the loan is dispersed. We are required to repay principal beginning on July 1, 2023, unless we draw the remaining two loan tranches, in which case repayment of the outstanding principal amount will begin no later than April 1, 2024. Additionally, we are obligated to pay to the lenders a final payment fee of $1.5 million upon the maturity of the loan.
Our contractual obligations under the Loan Agreement as of December 31, 2022, include $8.6 million in cash payments related to principal within one year and $21.4 million within one to three years.
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
Leases
Our finance lease relates to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018 and leased through May 2033, and our operating lease relates to the land lease associated with our headquarters. See Note 8 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our leases. Our future contractual obligations under our lease agreements as of December 31, 2022 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$29,133	$3,965	$8,232	$6,910	$10,026
Operating leases	994	105	210	210	469
ATM Facility
On September 1, 2022, we entered into an agreement for the sale from time to time up to $80.0 million of shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). As of December 31, 2022, we have not conducted any sales of Common Stock under the ATM Facility.

Future Funding Requirements
We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue clinical development of our 6 millimeter HAV for use in vascular trauma and hemodialysis AV access and submit biologics license applications for FDA approval, (ii) if marketing approval is obtained, to launch and commercialize our HAVs for hemodialysis AV access and vascular repair in the U.S. market, including subsequent launches in key international markets, (iii) advance our pipeline in major markets, including PAD Phase 3 trials and continue preclinical development and advance to planned clinical studies in CABG and biovascular pancreas for diabetes, and (iv) scale out our manufacturing facility as required to satisfy potential demand if our HAVs receive marketing approval. We will need additional funding in connection with these activities.
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

Cash Flows
The following table shows a summary of our cash flows for each of the periods shown below:

	Year Ended December 31,
($ in thousands)	2022	2021
Net loss	$(11,965)	$(26,477)
Non-cash adjustments to reconcile net loss to net cash used in operating activities(1):	(60,193)	(39,695)
Payment of liabilities assumed in Merger	—	(14,461)
Changes in operating assets and liabilities:	1,029	(557)
Net cash used in operating activities	(71,129)	(81,190)
Net cash provided by (used in) investing activities	4,845	(8,220)
Net cash (used in) provided by financing activities	(1,446)	266,983
Net (decrease) increase in cash and cash equivalents	$(67,730)	$177,573
Cash and cash equivalents at the beginning of the period	$217,502	$39,929
Cash and cash equivalents at the end of the period	$149,772	$217,502
___________________________
(1) Includes depreciation, amortization related to our leases and our debt discount, stock-based compensation expense, the change in fair value of our Contingent Earnout Liability and our common stock warrant liabilities, and in 2021 includes a gain on PPP loan forgiveness.
Cash Flow from Operating Activities
The decrease in net cash used in operating activities from 2021 to 2022 was primarily due to $14.5 million in payments of liabilities acquired in the Merger during the year ended December 31, 2021, partially offset by increased spending on pre-clinical, clinical and pre-commercial activities as well as payroll and personnel expenses.
Cash Flow from Investing Activities
The increase in net cash provided by investing activities from 2021 to 2022 was primarily due to a net cash inflow of $5.9 million related to investments in certificates of deposit classified as short-term investments on our consolidated balance sheets.
Cash Flow from Financing Activities
The decrease in net cash provided by financing activities for the year ended 2022 was primarily due to $242.4 million of proceeds received in August 2021 in connection with the Merger, including proceeds from the trust account that we obtained in connection with the closing of the Merger, as well as from the PIPE Financing, along with $29.7 million of net proceeds in connection with draws under our loan facility with Silicon Valley Bank in March 2021.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in SEC rules and regulations.

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent liabilities. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates based on different assumptions, judgments, or conditions.
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
Contingent Earnout Liability
In connection with the Reverse Recapitalization, Legacy Humacyte equity holders are entitled to receive as additional merger consideration of up to 15,000,000 shares of our common stock in the aggregate, in two equal tranches of 7,500,000 shares of common stock per tranche, for no consideration upon the occurrence of certain triggering events, including a change of control event that is not solely indexed to the common stock. In accordance with ASC 815-40, as the Contingent Earnout Shares were not indexed to the common stock, they were accounted for as a liability at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.
The estimated fair value of the Contingent Earnout Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over a 10-year period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including our current common stock price, expected volatility, risk-free rate, expected term and expected dividend yield. See Note 9 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding the assumptions used in the valuation at December 31, 2022 and 2021.

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
These assumptions are estimated as follows:
•Fair Value of Common Stock. Subsequent to the Merger, the fair value of our Common Stock has been determined based on the closing price of the shares on Nasdaq. Prior to the Merger, as our common stock was not publicly traded, the fair value of the shares of our common stock underlying the options was determined by our board of directors with input from management, after considering independent third-party valuation reports. See “—Fair Value of Common Stock” and “—Common Stock Valuation Methodology.”
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
•Expected Volatility. The expected volatility was determined based on a blended approach using the historical share volatility of our Common Stock and that of several publicly traded peer companies over a period of time equal to the expected term of the options, as we have limited trading history. For purposes of identifying these peer companies, we considered the industry, stage of development, size and financial leverage of potential comparable companies.
•Risk-Free Interest Rate. The risk-free interest rate was based on the yields of U.S. Treasury zero-coupon securities with maturities similar in duration to the expected term of the options.
•Expected Dividend Yield. We have not paid dividends on our Common Stock nor do we expect to pay dividends in the foreseeable future. Accordingly, we have estimated the dividend yield to be zero.
Fair Value of Common Stock Post-Merger
Following the closing of the Merger, the fair value of our Common Stock is determined based on the closing price of our Common Stock on Nasdaq on the date stock options or other awards are granted under the 2021 Plan.
Fair Value of Common Stock Pre-Merger
Historically, for all periods prior to the Merger, the fair values of the shares of common stock underlying our options were determined on each grant date by our board of directors with input from management. In order to determine the fair value, our board of directors considered, among other things, contemporaneous valuations of our common stock and preferred stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity

Securities Issued as Compensation (the “Practice Aid”). Given the absence of a public trading market of our capital stock, the assumptions used to determine the estimated fair value of our common stock were based on a number of objective and subjective factors, including:
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
Based on our early stage of development, we determined that the PWERM method, incorporating the OPM as one of several scenarios, was the most appropriate method for allocating our enterprise value to determine the estimated fair value of Legacy Humacyte common stock for valuations performed as of November 13, 2020 and October 23, 2019, which resulted in common stock valuations of $10.28 and $8.48 per share, respectively. In January, February, March and June 2021, stock options were granted at fair market value with an exercise price of $10.28, consistent with the fair market value determined two months earlier in November 2020. The $10.28 exercise price is greater than the public trading price of the AHAC Class A common stock as of the date of grant and also greater than the share price reflected in the $800 million equity value agreed upon in connection with the Merger. We also utilized the PWERM method for our valuation as of June 25, 2018, which resulted in a common stock valuation of $8.48 per share. In determining the estimated fair value of Legacy Humacyte common stock, our board of directors also considered the fact that our stockholders could not freely trade our common stock in the public markets. Accordingly, we applied discounts to reflect the lack of marketability of our common stock based on the weighted-average expected time to liquidity. The estimated fair value of our common stock at each grant date reflected a non-marketability discount partially based on the anticipated likelihood and timing of a future liquidity event.
Income Taxes
Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements. In estimating future tax consequences, we consider all expected future events other than enactment of changes in tax laws or rates. A valuation allowance is recorded to reduce net deferred tax assets to their realizable values if management does not believe it is more likely than not that the net deferred tax assets will be realized. As of December 31, 2022 and 2021, we have recorded a full valuation allowance against our net deferred tax assets.

We recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Assessing an uncertain tax position begins with the initial determination of the sustainability of the position and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed. Additionally, we must accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. We have not identified any uncertain tax positions for the years ended December 31, 2022 and 2021.
We have analyzed our filing positions in all significant Federal and state jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. As of December 31, 2022 and 2021, we have determined that no uncertain tax positions would have a material impact on our financial statements. We are no longer subject to U.S. Federal, state, and local tax examinations by tax authorities for years before 2019 although carry-forward attributes that were generated prior to 2019 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.
As of December 31, 2022 and 2021, we had not recorded any amounts for unrecognized tax benefits. Our policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes, if any. As of December 31, 2022 and 2021, we had no accrued interest or penalties related to uncertain tax positions, and no amounts had been recognized in our statements of operations and comprehensive loss.
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

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
HUMACYTE, INC.

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	108
Consolidated Balance Sheets as of December 31, 2022 and 2021	109
Consolidated Statements of Operations and Comprehensive Loss for the Years ended December 31, 2022 and 2021	110
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years ended December 31, 2022 and 2021	111
Consolidated Statements of Cash Flows for the Years ended December 31, 2022 and 2021	112
Notes to Consolidated Financial Statements	113

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Humacyte, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Humacyte, Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
March 24, 2023
We have served as the Company’s auditor since 2013.

HUMACYTE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share amounts)

	As of December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$149,772	$217,502
Short-term investments	2,107	8,000
Accounts receivable	31	176
Prepaid expenses and other current assets	2,298	3,662
Total current assets	154,208	229,340

Finance lease right-of-use assets, net	19,373	21,432
Operating lease right-of-use assets, net	682	727
Property and equipment, net	30,039	35,034
Total assets	$204,302	$286,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,595	$2,094
Accrued expenses	7,108	6,757
SVB loan payable, current portion	8,571	—
Finance lease obligation, current portion	2,256	1,981
Operating lease obligation, current portion	50	45
Deferred payroll tax	—	173
Total current liabilities	19,580	11,050

Contingent Earnout Liability	27,893	103,660
SVB loan payable, net of current portion	20,336	27,361
Finance lease obligation, net of current portion	18,853	21,109
Operating lease obligation, net of current portion	632	682
Common stock warrant liabilities	80	497
Total liabilities	87,374	164,359

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of December 31, 2022 and 2021; 0 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of December 31, 2022 and 2021; 103,229,013 and 103,003,646 shares issued and outstanding as of December 31, 2022 and 2021, respectively	10	10
Additional paid-in capital	543,456	536,737
Accumulated deficit	(426,538)	(414,573)
Total stockholders’ equity	116,928	122,174
Total liabilities and stockholders’ equity	$204,302	$286,533
The accompanying notes are an integral part of these financial statements.

HUMACYTE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands except for share and per share amounts)

	Year Ended December 31,
	2022	2021
Grant revenue	$1,565	$1,263

Operating expenses:
Research and development	63,260	61,341
General and administrative	22,883	21,130
Total operating expenses	86,143	82,471
Loss from operations	(84,578)	(81,208)

Other income (expense), net
Interest income	2,629	16
Change in fair value of Contingent Earnout Liability	75,767	55,772
Change in fair value of common stock warrant liabilities	417	56
Gain on PPP loan forgiveness	—	3,284
Interest expense	(6,200)	(4,348)
Transaction costs expensed	—	(49)
Total other income, net	72,613	54,731
Net loss and comprehensive loss	$(11,965)	$(26,477)

Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.66)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	103,051,366	39,970,398
The accompanying notes are an integral part of these financial statements.

HUMACYTE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands except for share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	69,613,562	420,989	5,822,396	$1	$37,778	$(388,096)	$(350,317)
Issuance of warrants in conjunction with debt	—	—	—	—	3,275	—	3,275
Conversion of redeemable convertible preferred stock into common stock in connection with the Merger and related PIPE financing	(69,613,562)	(420,989)	69,613,562	7	420,982	—	420,989
The Merger and related PIPE financing, net of transaction costs and acquired liabilities	—	—	27,346,449	2	209,478	—	209,480
Public warrants assumed upon the Merger, net of transaction costs	—	—	—	—	13,912	—	13,912
Contingent Earnout Liability recognized upon closing of the reverse recapitalization	—	—	—	—	(159,432)	—	(159,432)
Proceeds from the exercise of stock options	—	—	221,239	—	598	—	598
Stock-based compensation	—	—	—	—	10,146	—	10,146
Net loss	—	—	—	—	—	(26,477)	(26,477)
Balance as of December 31, 2021	—	—	103,003,646	$10	$536,737	$(414,573)	$122,174
Proceeds from the exercise of stock options	—	—	225,367	—	535	—	535
Stock-based compensation	—	—	—	—	6,184	—	6,184
Net loss	—	—	—	—	—	(11,965)	(11,965)
Balance as of December 31, 2022	—	—	103,229,013	$10	$543,456	$(426,538)	$116,928
The accompanying notes are an integral part of these financial statements.

HUMACYTE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(11,965)	$(26,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,151	6,181
Stock-based compensation expense	6,184	10,146
Change in fair value of Contingent Earnout Liability	(75,767)	(55,772)
Change in fair value of common stock warrant liabilities	(417)	(56)
Loss on disposal of property and equipment	6	—
Amortization expense	2,059	2,060
Non-cash operating lease costs	45	42
Amortization of SVB debt discount	1,546	977
Accrued interest on PPP loan obligation	—	11
Gain on PPP loan forgiveness	—	(3,284)
Payment of liabilities assumed in Merger	—	(14,461)
Changes in operating assets and liabilities:
Accounts receivable	145	(63)
Prepaid expenses and other current assets	1,364	(2,174)
Accounts payable	(509)	(197)
Accrued expenses	247	2,035
Operating lease obligation	(45)	(42)
Deferred payroll taxes	(173)	(116)
Net cash used in operating activities	(71,129)	(81,190)

Cash flows from investing activities
Purchase of short-term investments (certificates of deposit)	(10,107)	(8,000)
Proceeds from maturity of short-term investments (certificates of deposit)	16,000	—
Purchase of property and equipment	(1,048)	(220)
Net cash provided by (used in) investing activities	4,845	(8,220)

Cash flows from financing activities
Proceeds from the exercise of stock options	535	598
Payment of finance lease principal	(1,981)	(1,729)
Proceeds from Merger and PIPE financing, net of offering costs paid	—	242,400
Payment of transaction costs related to Merger	—	(3,945)
Proceeds from SVB loan	—	29,659
Net cash (used in) provided by financing activities	(1,446)	266,983

Net (decrease) increase in cash and cash equivalents	(67,730)	177,573
Cash and cash equivalents at the beginning of the period	217,502	39,929
Cash and cash equivalents at the end of the period	149,772	217,502

Supplemental disclosure
Cash paid for interest on SVB loan	$2,668	$1,123

Supplemental disclosure of noncash activities:
Purchase of property and equipment in accounts payable and accrued expenses	$135	$21
Issuance of warrants in conjunction with debt	$—	$3,275
Unpaid liabilities assumed in connection with Merger	$—	$130
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse capitalization	$—	$420,989
Contingent Earnout Liability recognized upon the closing of the reverse recapitalization	$—	$159,432
The accompanying notes are an integral part of these financial statements.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Organization
Humacyte, Inc. and subsidiary (the “Company”), is pioneering the development and manufacture of off-the-shelf, universally implantable, bioengineered human tissues, advanced tissue constructs and organ systems designed to improve the lives of patients and transform the practice of medicine. The Company is leveraging its regenerative medicine technology platform to develop proprietary product candidates for use in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas.
On August 26, 2021 (the “Closing Date”), Alpha Healthcare Acquisition Corp. (“AHAC”) consummated a merger pursuant to a Business Combination Agreement, dated as of February 17, 2021 (the “Merger Agreement”), by and among Humacyte, Inc., a Delaware Corporation (“Legacy Humacyte”), AHAC and Hunter Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of AHAC. As contemplated by the Merger Agreement, Merger Sub merged with and into Legacy Humacyte, with Legacy Humacyte continuing as the surviving corporation and as a wholly-owned subsidiary of AHAC (such transactions, the “Merger,” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). On the Closing Date, AHAC changed its name to Humacyte, Inc. (“New Humacyte”) and Legacy Humacyte changed its name to Humacyte Global, Inc. The Merger is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and under this method of accounting, AHAC is treated as the acquired company for financial reporting purposes and Legacy Humacyte is treated as the acquirer. Operations prior to the Merger are those of Legacy Humacyte.
Refer to Note 3 — Reverse Recapitalization for further details of the Merger.
Liquidity and Going Concern
Since its inception in 2004, the Company has generated no product revenue and has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the Reverse Recapitalization, borrowings under loan facilities and, to a lesser extent, through governmental and other grants. At December 31, 2022 and December 31, 2021, the Company had an accumulated deficit of $426.5 million and $414.6 million, respectively. The Company’s operating losses were $84.6 million and $81.2 million for the years ended December 31, 2022 and 2021, respectively. Net cash flows used in operating activities were $71.1 million and $81.2 million during the years ended December 31, 2022 and 2021, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.
As of December 31, 2022, the Company had cash and cash equivalents and short-term investments of $151.9 million. The Company believes its combined cash and cash equivalents and short-term investments on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the issuance date of these financial statements.
Impact of COVID-19
The COVID-19 outbreak and government measures taken in response have had a significant impact, both direct and indirect, on the Company’s business, as supply chains have been disrupted and enrollment in clinical trials has been delayed. To date, there have been no material financial impacts or impairment losses in the carrying values of the Company’s assets as a result of the pandemic and the Company is not aware of any specific related event or circumstance that would require it to revise the estimates reflected in these financial statements. The extent to which the ongoing effects of the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including current and future clinical trials and research and development costs and timelines, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the emergence of new virus variants, and the duration and intensity of the related economic impact of the pandemic.

HUMACYTE, INC.
NOTES TO FINANCIAL STATEMENTS
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for the years ended December 31, 2022 and 2021.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments, including certificates of deposit (“CDs”) purchased with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash deposits are held with financial institutions with investment-grade ratings in the United States of America, or U.S. Cash deposits typically exceed federally insured limits. As of December 31, 2022 and 2021, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars, investments in money market funds, and CDs maturing within three months of their purchase date.
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
As of December 31, 2022 and 2021, the Company had approximately $10.1 million and $10.0 million, respectively, in CDs. These cash deposits are deposited at a bank that is a member of the Certificate of Deposit Account Registry Service

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(“CDARS”), in which large deposits are divided into smaller amounts and placed with other Federal Deposit Insurance Corporation (“FDIC”) insured banks which are also members of the CDARS network. Those members issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance. As of December 31, 2022, the Company classified $8.0 million of its CDs as cash and cash equivalents and $2.1 million of its CDs as short-term investments on its consolidated balance sheets. As of December 31, 2021, the Company classified $2.0 million of its CDs as cash and cash equivalents and $8.0 million of its CDs as short-term investments on its consolidated balance sheets.
Revenue Recognition
The Company’s revenues generally consist of grant revenues, including revenues generated under government and other awarded grants.
Grant Revenue
The Company generates revenue primarily from government and other awarded grants that reimburse the Company for certain allowable costs related to research and development efforts.
In August 2017, the Department of Defense (“DoD”) granted the Company a cash award for work to support human tissue engineered blood vessels for vascular reconstruction in the injured warfighter. The final amount awarded to the Company totaled $6.8 million and the program ended in November 2022. Based on the terms of the research project award agreement associated with the DoD grant, allowable costs were reimbursed to the Company based on the percentage of completion of project milestones in accordance with milestone payment schedules set forth in the agreement. During the years ended December 31, 2022 and 2021, the Company recognized revenue of $1.6 million and $1.3 million, respectively, for reimbursement of certain allowable costs related to this grant. Revenue related to the DoD grant is included in grant revenue in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2022 and 2021, there was $31 thousand and $176 thousand, respectively, of accounts receivable related to the DoD grant included in the Company’s consolidated balance sheets.
The Company has determined that the grant is not within the scope of ASC 606 as it does not meet the definition of a contract with a customer. The Company has concluded that the grant meets the definition of a contribution and is a nonexchange transaction and has applied the contribution accounting model in Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition by analogy.
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments consisting of CDs. Total cash balances exceeded insured balances by the FDIC as of December 31, 2022 and 2021. The Company has cash equivalents that are invested in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies.
During the years ended December 31, 2022 and 2021, 100% of the Company’s total revenue relates to the award it received from the DoD in August 2017. As of December 31, 2022 and 2021, 100% of the Company’s accounts receivable relates to the DoD grant.
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
Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of potentially dilutive common stock. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. As the Company has incurred losses for the years ended December 31, 2022 and 2021, basic and diluted net loss per share is the same for each period.
The potential shares of common stock that were excluded from the computation of diluted net loss per share for each period because including them would have had an antidilutive effect were as follows:

	Year Ended December 31,
	2022	2021

Exercise of options under stock plan	7,203,874	6,711,192
Warrants to purchase common stock	5,588,506	5,588,506
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Impairment of Long-Lived Assets
The Company reviews the carrying value of property and equipment for indicators of possible impairment whenever events and circumstances indicate that the carrying value of an asset or asset group may not be recoverable from the estimated future net undiscounted cash flows expected to result from its use and eventual disposition. In cases where estimated future net undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, during the years ended December 31, 2022 and 2021, respectively, the Company concluded there were no such events or changes in circumstances requiring review of the carrying amount of the Company’s long-lived assets and there was no impairment during the years ended December 31, 2022 and 2021.
Income Taxes
Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements. In estimating future tax consequences, the Company considers all expected future events other than enactment of changes in tax laws or rates. A valuation allowance is recorded, if necessary, to reduce net deferred tax assets to their realizable values if management does not believe it is more likely than not that the net deferred tax assets will be realized. As of December 31, 2022 and 2021, the Company has recorded a full valuation allowance against its deferred tax assets.
The Company applies the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the treatment for derecognition, classification,

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has analyzed its filing positions in all significant Federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. As of December 31, 2022 and 2021, the Company has determined that no uncertain tax positions would have a material impact on the financials statements of the Company. The Company is no longer subject to Federal, state, and local tax examinations by tax authorities for years before 2019 although carry-forward attributes that were generated prior to 2019 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.
As of December 31, 2022 and 2021, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts had been recognized in the Company’s statements of operations and comprehensive loss.
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

always result in a change-in-control and would not preclude permanent equity classification of the Public Warrants. Based on this evaluation, the Company concluded that the Public Warrants meet the criteria to be classified within stockholders’ equity.
Contingent Earnout Liability
In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, Legacy Humacyte equity holders are entitled to receive as additional merger consideration of up to 15,000,000 shares of the Company’s Common Stock (the “Contingent Earnout Shares”), comprised of two separate tranches of 7,500,000 shares per tranche, for no consideration upon the occurrence of certain triggering events, including a change of control event that is not solely indexed to the common stock. In accordance with ASC 815-40, as the earnout shares were not indexed to the common stock, they were accounted for as a liability at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.
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
The Contingent Earnout Shares are categorized as a Level 3 fair value measurement (see “Fair Value of Financial Instruments” accounting policy described above) because the Company estimated projections over a 10-year period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In calculating the right-of-use assets and lease liabilities, the Company has elected to combine lease and non-lease components for all asset classes. The Company excludes short-term leases, if any, having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.
Other Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, the success of clinical trials and other studies for its product candidates, including for its ongoing V005 Phase 2/3 clinical trial and V007 Phase 3 clinical trial, the regulatory approval and commercialization of its HAVs and other product candidates, the expected size of the target populations for the Company’s product candidates, the degree of market acceptance of the HAVs, if approved, the availability of third-party coverage and reimbursement, development by competitors of new technological innovations, the ability to manufacture HAVs and other product candidates in sufficient quantities, expectations regarding the Company’s strategic partnerships, dependence on third parties, key personnel and the ability to attract and retain qualified employees, protection of proprietary technology and confidentiality of trade secrets, compliance with governmental regulations, the impact of the COVID-19 pandemic, the Company’s implementation and maintenance of effective internal controls, and the ability to secure additional capital to fund operations and commercial success of its product candidates.
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
Recently Adopted Accounting Pronouncements
In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring after the effective date of the amendments. The Company adopted ASU 2021-04 as of January 1, 2022. The adoption of this ASU had no impact on the Company’s consolidated financial statements and disclosures.
In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”) to improve financial reporting by requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution model by analogy (for example, guidance on contributions for not-for-profit-entities in ASC 958-605). For transactions within the scope, ASU 2021-10 requires the disclosure of (i) the types of transactions, (ii) an entity’s accounting for those transactions, and (iii) the effect of those transactions on an entity’s financial statements. ASU 2021-10 is effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted ASU 2021-10 effective January 1, 2022 and elected to apply the amendments prospectively to all transactions within the scope of the amendment that are reflected in the financial statements at the date of adoption. The adoption did not have a material impact to the Company’s consolidated financial statements or disclosures. See the above section titled “Grant Revenue” for disclosure related to the Company’s government grants.

HUMACYTE, INC.
NOTES TO FINANCIAL STATEMENTS

3. Reverse Recapitalization
On August 26, 2021, Merger Sub, a wholly-owned subsidiary of AHAC, merged with Legacy Humacyte, with Legacy Humacyte surviving as a wholly-owned subsidiary of AHAC. At the effective time of the Merger:
•each outstanding share of Legacy Humacyte common stock was converted into approximately 0.26260 shares of Common Stock;
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In connection with the Merger, the Company received $242.4 million in proceeds from the Merger and related PIPE Financing. The Company incurred $3.9 million of transaction costs, consisting of banking, legal, and other professional fees, of which $3.9 million was recorded as a reduction of proceeds to additional paid-in capital, and less than $0.1 million related to the Private Placement Warrants, which are classified as liabilities in the consolidated balance sheets, was expensed in the consolidated statements of operations and comprehensive loss. All transaction costs were paid as of December 31, 2021. Legacy Humacyte assumed $15.2 million of liabilities, including PIPE Financing fees and legal fees, and $0.1 million of assets from AHAC. Of the $15.2 million of liabilities assumed from AHAC, $0.1 million was included in accrued expenses as of December 31, 2021, and there were no unpaid liabilities as of December 31, 2022.
4. Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$141,159	$—	$—	$141,159
Cash equivalents (certificates of deposit)	—	8,000	—	8,000
Short-term investments (certificates of deposit)	—	2,107	—	2,107
Total financial assets	$141,159	$10,107	$—	$151,266
Liabilities:
Contingent Earnout Liability	$—	$—	$27,893	$27,893
Private Placement Warrants liability	—	—	80	80
Total financial liabilities	$—	$—	$27,973	$27,973

	Fair Value Measured as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$208,821	$—	$—	$208,821
Cash equivalents (certificates of deposit)	—	2,000	—	2,000
Short-term investments (certificates of deposit)	—	8,000	—	8,000
Total financial assets	$208,821	$10,000	$—	$218,821
Liabilities:
Contingent Earnout Liability	$—	$—	$103,660	$103,660
Private Placement Warrants liability	—	—	497	497
Total financial liabilities	$—	$—	$104,157	$104,157

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

	Contingent Earnout Liability
	Year Ended December 31,
($ in thousands)	2022	2021
Fair value as of beginning of period	$(103,660)	$—
Contingent Earnout Liability recognized upon the closing of the reverse recapitalization	—	(159,432)
Change in fair value included in other income, net	75,767	55,772
Fair value as of end of period	$(27,893)	$(103,660)

	Private Placement Warrants
	Year Ended December 31,
($ in thousands)	2022	2021

Fair value as of beginning of period	$(497)	$—
Private Placement Warrants liability acquired as part of the Merger	—	(553)
Change in fair value included in other income, net	417	56
Fair value as of end of period	$(80)	$(497)
The fair value of the Contingent Earnout Liability and Private Placement Warrants (as defined in Note 9 — Stockholders’ Equity (Deficit)) liability are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
In determining the fair value of the Contingent Earnout Liability, the Company used the Monte Carlo simulation value model using a distribution of potential outcomes on a monthly basis over a 10-year period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 9 — Stockholders’ Equity (Deficit)). Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.
In determining the fair value of the Private Placement Warrants liability, the Company used the Monte Carlo simulation valuation model to estimate the fair value utilizing assumptions including the current Company stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 9 — Stockholders’ Equity (Deficit)).
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Certificates of deposit are carried at amortized cost in the Company’s consolidated balance sheets, which approximates their fair value based on Level 2 inputs. The carrying values of other receivables, accounts payable and accrued expenses as of December 31, 2022 and 2021 approximated their fair values due to the short-term nature of these items.

HUMACYTE, INC.
NOTES TO FINANCIAL STATEMENTS

5. Property and Equipment, Net
Property and equipment, net consist of the following:

	As of December 31,
($ in thousands)	2022	2021

Scientific equipment(1)	$27,821	$27,641
Computer equipment	167	155
Software	209	335
Furniture and fixtures	988	988
Leasehold improvements	26,355	26,355
Construction in progress	680	—
	56,220	55,474
Accumulated depreciation	(26,181)	(20,440)
Property and equipment, net	$30,039	$35,034
___________________________
(1)As of December 31, 2021, includes $3.6 million related to scientific equipment not depreciated until being placed into service during the third quarter of 2022.
Depreciation expense totaled $6.2 million for each of the years ended December 31, 2022 and 2021. All long-lived assets are maintained in the United States.
6. Accrued Expenses
Accrued expenses consisted of the following:

	As of December 31,
($ in thousands)	2022	2021
Accrued external research, development and manufacturing costs	$2,437	$2,520
Accrued employee compensation and benefits	4,227	3,943
Accrued professional fees	444	294
Total	$7,108	$6,757
7. Debt
On March 30, 2021, the Company entered into a term loan agreement with Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P., as amended in June 2021 and September 2021 (the “Loan Agreement”), which provides a term loan facility of up to $50.0 million with a maturity date of March 1, 2025, or the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by substantially all of its assets except for its intellectual property. The Loan Agreement contains certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. If a minimum liquidity amount is not maintained, 50% of the outstanding principal and interest will become cash collateralized. As of December 31, 2022, the Company was in compliance with all covenants. The Company may use the proceeds of borrowings under the Loan Agreement as working capital and to fund its general business requirements.
The Loan Agreement provides that the term loans will be distributed in tranches. The initial term loan tranche of $20.0 million was drawn on March 31, 2021, and on October 13, 2021, the Company borrowed an additional $10.0 million under the Loan Agreement. Borrowings under the Loan Agreement are accounted for net of issuance costs which are being accreted to interest expense over the term of the loan using the effective interest method. As of December 31, 2022, two subsequent $10.0 million term loan tranches will be eligible to be drawn at the request of the Company during specified draw periods prior to May 15, 2023, the first tranche subject to submission by the Company of its first Biologics License

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Application (“BLA”) to the FDA for its HAV prior to March 31, 2023, and the second tranche subject to the first approval from the FDA of any BLA for the HAV prior to March 31, 2023 and the Company having borrowed the first remaining tranche.
Borrowings bear interest at the greater of 7.5% or the Wall Street Journal Prime Rate plus 4.25% (11.75% as of December 31, 2022). Interest only payments on the principal amount outstanding are due monthly beginning in the first month after the loan is dispersed. Repayment of principal may begin as soon as July 1, 2023 under the level of borrowing outstanding at December 31, 2022, and no later than April 1, 2024 if the remaining two loan tranches are drawn. The term loans may only be prepaid in full, and such prepayment requires 30 days’ advance notice and was subject initially to a prepayment fee of 3.00% (that was decreased to 2.00% after March 30, 2022 (with a further decrease to 1.00% after March 30, 2023). The Company is not obligated to pay a prepayment fee if the Company makes a prepayment after March 30, 2024.
In connection with the Loan Agreement, the Company granted warrants to the lenders to purchase shares of Common Stock at an exercise price of $10.28 per share, of which 287,704 warrants were immediately exercisable. The warrants are classified within stockholders’ equity as the settlement of the warrants is indexed to the Common Stock. The Company recognized the fair value of the warrants immediately exercisable within stockholders’ equity using a Black-Scholes valuation model at issuance.
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
As of December 31, 2022, the fair value of warrants ($3.3 million), a 5% final payment fee ($1.5 million) and debt issuance costs ($0.3 million) are being accreted to interest expense over the term of the loan using the effective interest method.
SVB loan payable and net discount or premium balances are as follows:

($ in thousands)	December 31, 2022
Principal amount of SVB loan payable	$30,000
Final payment amount of SVB loan payable	1,500
Net premium associated with accretion of final payment and other debt issuance costs	(2,593)
SVB loan payable, current and noncurrent	28,907
Less SVB loan payable, current portion	(8,571)
SVB loan payable, noncurrent portion	$20,336
Future minimum payments of principal on the Company’s outstanding variable rate borrowings as of December 31, 2022 are as follows:

Year ending December 31:	($ in thousands)
2023	$8,571
2024	17,143
2025	4,286
Total future payments	$30,000

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 30, 2020, the Company received loan proceeds in the amount of approximately $3.3 million under the Paycheck Protection Program (“PPP”). The loan and accrued interest were forgivable after a 24-week period as long as the Company used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintained its payroll levels. On May 25, 2021, the PPP loan was forgiven and the Company recognized a gain from loan extinguishment in the amount of $3.3 million during the year ended December 31, 2021.
8. Leases
The Company’s finance lease relates to its headquarters, which was substantially completed in June 2018 and leased through May 2033, and its operating lease relates to the land lease associated with its headquarters.
At December 31, 2022 and 2021, the Company had finance lease liabilities of $21.1 million and $23.1 million, respectively, and right-of-use assets of $19.4 million and $21.4 million, respectively, and operating lease liabilities of $0.7 million and $0.7 million, respectively, and right-of-use assets of $0.7 million and $0.7 million, respectively, all of which were included in the consolidated balance sheets.
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
The following summarizes quantitative information about the Company’s leases:

	Year Ended December 31,
($ in thousands)	2022	2021
Finance lease cost
Amortization of right-of-use assets	$2,059	$2,060
Interest on lease liabilities	1,887	2,044
Total finance lease cost	3,946	4,104
Operating lease cost	105	105
Total lease cost	$4,051	$4,209

	Year Ended December 31, 2022		Year Ended December 31, 2021
($ in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases

Operating cash flows from leases	$(1,887)	$(105)	$(2,044)	$(105)
Financing cash flows from leases	$(1,981)	$—	$(1,729)	$—
Weighted-average remaining lease term	4.57	5.24	5.04	5.74
Weighted-average discount rate	8.50%	8.50%	8.50%	8.50%

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the maturities of the Company’s lease liabilities were as follows:

($ in thousands)	Finance Leases	Operating Leases
2023	$3,965	$105
2024	4,065	105
2025	4,167	105
2026	4,237	105
2027	2,673	105
Thereafter	10,026	469
Total	29,133	994
Less: present value discount	(8,024)	(312)
Lease liabilities	$21,109	$682
9. Stockholders’ Equity (Deficit)
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
As of December 31, 2022, the Company’s Second Amended and Restated Certificate of Incorporation authorized the Company to issue 250,000,000 shares of Common Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares then outstanding or reserved for issuance) by the affirmative vote of the holders of a majority of the capital stock of the Company entitled to vote and may require a separate class vote of the Common Stock.
The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through December 31, 2022, no dividends have been declared.
The holders of Common Stock are entitled to one vote for each share held with respect to all matters voted on by the common stockholders of the Company.
In the event of a reorganization of the Company, after payment to the preferred stockholders of their liquidation preferences, holders of Common Stock are entitled to share ratably in all remaining assets of the Company.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022 and 2021, the Company had reserved Common Stock for future issuances as follows:

	December 31,
	2022	2021
Common stock reserved for Contingent Earnout Shares	15,000,000	15,000,000
Exercise of options under stock plans	7,203,874	6,711,192
Issuance of options under stock plans	6,700,888	7,418,937
Shares available for grant under ESPP	1,030,033	1,030,033
Warrants to purchase Common Stock	5,588,506	5,588,506
	35,523,301	35,748,668
Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 20,000,000 shares designated as preferred stock and none were outstanding as of December 31, 2022 and 2021.
Warrants
The Company had the following common stock warrants outstanding as of December 31, 2022 and 2021:

Common Stock Warrants Outstanding
Legacy Humacyte Common Stock Warrants	411,006
Private Placement Warrants	177,500
Public Warrants	5,000,000
Total Common Stock Warrants	5,588,506
See Note 7 — Debt for a discussion of common stock warrants issued in conjunction with the Company’s Loan Agreement in 2021 (such warrants, “Legacy Humacyte Common Stock Warrants”). There were no issuances, exercises or expirations of warrants during the year ended December 31, 2022. During the year ended December 31, 2021, there were 32,961 warrants exercised that were issued in conjunction with a long-term debt agreement repaid in a prior reporting period. There were no expirations of warrants during the year ended December 31, 2021.
Private Placement Warrants
The Private Placement Warrants were initially recognized as a liability on the Closing Date, at a fair value of $0.6 million, and the liability was remeasured to an estimated fair value of $0.5 million as of December 31, 2021. See Note 4 — Fair Value Measurements for a summary of the change in the fair value of the Private Placement Warrants during the years ended December 31, 2022 and 2021. The remeasurement of the Private Placement Warrant liability to a fair value of $0.1 million as of December 31, 2022 resulted in a non-cash gain of $0.4 million for the year ended December 31, 2022, compared to a non-cash gain of $0.1 million for the year ended December 31, 2021. The remeasurement of the Private Placement Warrant liability is classified within Change in fair value of common stock warrant liabilities in the consolidated statements of operations and comprehensive loss.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Private Placement Warrants were valued using the following assumptions under the Monte Carlo simulation value model:

	As of December 31,
	2022	2021
Market price of public stock	$2.11	$7.25
Exercise price	$11.50	$11.50
Expected term (years)	3.65	4.65
Expected share price volatility	78.3%	61.0%
Risk-free interest rate	4.14%	1.21%
Estimated dividend yield	0%	0%
Public Warrants
The Public Warrants may only be exercised for a whole number of shares and will expire five years after the completion of the Merger. The Public Warrants became exercisable 30 days after the completion of the Merger.
The Public Warrants were initially recognized as equity on the Closing Date at a fair value of $2.80 per share. There were no exercises of the Public Warrants during the year ended December 31, 2022.
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
Upon the Closing, the contingent obligation to issue Contingent Earnout Shares was accounted for as a liability because the triggering events that determine the number of Contingent Earnout Shares required to be issued include events that are not solely indexed to the Common Stock. The estimated fair value of the total Contingent Earnout Shares at the Closing on August 26, 2021 was $159.4 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over a 10-year period using the most reliable information available. The estimated fair value of the total Contingent Earnout Shares at December 31, 2021 was $103.7 million.
See Note 4 — Fair Value Measurements for a summary of the change in the fair value of the Contingent Earnout Liability during the years ended December 31, 2022 and 2021. The remeasurement of the Contingent Earnout Liability to a fair value of $27.9 million as of December 31, 2022, resulted in a non-cash gain of $75.8 million for the year ended December 31, 2022, compared to a non-cash gain of $55.8 million for the year ended December 31, 2021. The remeasurement of the Contingent Earnout Liability is classified within Change in fair value of Contingent Earnout Liability in the consolidated statements of operations and comprehensive loss.
Assumptions used in the valuations are described below:

	As of December 31,
	2022	2021
Current stock price	$2.11	$7.25
Expected share price volatility	89.0%	85.8%
Risk-free interest rate	3.88%	1.52%
Estimated dividend yield	0%	0%
Expected term (years)	10.00	10.00

HUMACYTE, INC.
NOTES TO FINANCIAL STATEMENTS
10. Stock-based Compensation
At Closing, the 2021 Long-Term Incentive Plan, (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan, (the “ESPP”), became effective. As of December 31, 2022, 6,700,888 and 1,030,033 shares of Common Stock were available under the 2021 Plan and ESPP, respectively. The 2021 Plan and ESPP provide that on January 1 of each year commencing January 1, 2022, the 2021 Plan and the ESPP reserve will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of the Company’s Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. In both December 2021 and 2022, the Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the 2021 Plan or the ESPP on either January 1, 2022 or January 1, 2023.
Under the 2021 Plan, the Company can grant non-statutory stock options, (“NSOs”), incentive stock options, ISOs, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance awards and other forms of awards. Under the ESPP, when and if implemented, eligible employees will be permitted to purchase shares of the Company’s Common Stock at the lower of 85% of the closing trading price per share of the Company’s Common Stock on the first day of the offering or 85% of the closing trading price per share on the exercise date, which will occur on the last day of each offering.
Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended, (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, no further awards may be granted under either the 2015 plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise remain in effect pursuant to their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of December 31, 2022, 3,632,237 and 484,562 shares of Common Stock remain reserved for outstanding options issued under the 2015 Plan and 2005 Plan, respectively.
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimated the fair value of the stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Year Ended December 31,
	2022	2021
Estimated dividend yield	0%	0%
Expected share price volatility (weighted average and range, if applicable)	88.8% (87.4% to 100.0%)	91.4% (90.7% to 93.1%)
Risk-free interest rate (weighted average and range, if applicable)	3.50% (1.89% to 3.69%)	0.78% (0.62% to 1.32%)
Expected term of options (in years) (weighted average and range, if applicable)	6.25	6.05 (6.00 to 6.25)
•Fair Value of Common Stock. Prior to the Merger, as the Company’s common stock was not publicly traded, the fair value of the shares of its common stock underlying the options was determined by the Company’s board of directors with input from management, after considering independent third-party valuation reports. Subsequent to the Merger, the fair value of the Common Stock has been determined based on the closing price of the shares on Nasdaq.
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
At December 31, 2022, there were 6,700,888 options remaining available for grant under the 2021 Plan. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any awards available for grant under the 2021 Plan.
The following table shows a summary of stock-based compensation expense included in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2022	2021
Research and development	$1,034	$3,220
General and administrative	5,150	6,926
Total	$6,184	$10,146

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity under the Company’s stock option plans during the year ended December 31, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2021	6,711,192	$7.48	5.3	$8,276
Granted	2,791,029	3.54
Exercised	(225,367)	2.37
Forfeited	(2,072,980)	8.21
Options outstanding at December 31, 2022	7,203,874	$5.90	7.5	$429
Vested and exercisable, December 31, 2022	3,375,289	$6.46	5.3	$429
Vested and expected to vest, December 31, 2022	7,203,874	$5.90	7.5	$429
The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2022 and 2021 was $2.70 and $7.63, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $0.3 million and $1.4 million, respectively. As of December 31, 2022, unrecognized stock-based compensation cost for options was $13.3 million and is expected to be recognized over a weighted-average period of 2.4 years.
11. Income Taxes
The Company did not record any income tax expense or benefit during the years ended December 31, 2022 and 2021. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the U.S.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities, including valuation allowances, are as follows:

	As of December 31,
($ in thousands)	2022	2021
Deferred tax assets:
Net operating loss	$67,879	$58,646
Capitalized research and development	43,818	36,830
Research credits	18,054	16,765
Stock-based compensation	3,047	1,323
Right of use lease liability	144	153
Accrued expenses	65	92
Other	1	1
Total deferred tax asset	133,008	113,810
Less: valuation allowance	(131,151)	(111,575)
Total net deferred tax asset	1,857	2,235

Deferred tax liabilities:
Basis difference in fixed assets	(1,713)	(2,082)
Right of use lease assets	(144)	(153)
Total deferred tax liability	(1,857)	(2,235)
Total net deferred tax asset/(liability)	$—	$—
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income and the accumulated deficit, the Company provided a full valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward as of December 31, 2022 and December 31, 2021.
On November 18, 2021, North Carolina enacted the 2021 Appropriations Act, which included a gradual corporate income tax rate decrease from the current 2.5% to 0% by 2030. The Company is in a cumulative loss position and does not have significant deferred tax liabilities that can be utilized as a source of taxable income in the future. Therefore, the Company has reduced its North Carolina deferred tax assets, including the net operating losses, to zero, as no benefit is expected to be realized from these deferred tax assets prior to 2030 when there would be no income tax in North Carolina. The reduction in the value of the deferred tax assets resulted in $6.9 million of tax expense in 2021, which was offset fully by the reduction in the corresponding valuation allowance. If the Company becomes profitable prior to 2030, the Company will recognize an income tax benefit related to the portion of its North Carolina deferred tax assets utilized.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reasons for the difference between the actual income tax benefit for the years ended December 31, 2022 and 2021, and the amount computed by applying the statutory Federal income tax rate to losses before income taxes are as follows:

	December 31,
	2022		2021
($ in thousands)	Amount	Rate	Amount	Rate
Income tax benefit at statutory rate	$(2,512)	21.0%	$(5,560)	21.0%
State income taxes, net of federal benefit	(1,767)	14.8%	(1,706)	6.4%
Tax credits	(2,325)	19.4%	(2,662)	10.1%
Other nondeductible expenses	(15,735)	131.5%	(11,991)	45.3%
Deferred rate changes	1,698	(14.2)%	8,981	(33.9)%
Deferred tax true-up(1)	1,065	(8.9)%	3,120	(11.8)%
Change in valuation allowance	19,576	(163.6)%	9,818	(37.1)%
Provision for income taxes	$—	0.0%	$—	0.0%
___________________________
(1)The deferred tax true-up for 2022 and 2021 primarily relates to executive compensation subject to IRC Section 162(m) limitations and the 2021 research and development and net operating loss carryforwards were adjusted due to application of the employee retention credit determined in 2022.
As of December 31, 2022 the Company had approximately $322.4 million and $323.9 million of Federal and state net operating losses, respectively. Of this amount, $161.1 million of Federal net operating losses are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely, while the remaining amount begins to expire in 2025. Some of these state net operating losses included in these amounts follow the Federal Tax Cuts and Jobs Act and are carried over indefinitely. The Company’s state net operating losses began to expire in 2020 and will expire completely in 2042. The state operating loss carryforwards are inclusive of North Carolina net operating losses, which are recorded at a zero benefit.
As of December 31, 2022 and 2021, the Company had Federal and state research tax credit carryforwards of $18.1 million and $15.7 million, respectively. These credit carryforwards will begin to expire in 2025 and will expire completely in 2042.
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
12. Retirement Plan
The Company maintains two defined contribution employee retirement plans, or 401(k) plans, for all employees upon their date of hire. The 401(k) plans are intended to qualify as tax-qualified plans under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plans permit employees to contribute, on a pre-tax basis, a portion of their salary up to the Federally mandated limits. The Company matches an employee’s contribution up to 4% of the employee’s compensation. Contributions to the plans by the Company totaled $0.7 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.

HUMACYTE, INC.
NOTES TO FINANCIAL STATEMENTS
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
Yale University
In February 2014, the Company entered into a license agreement with Yale University (“Yale”) that granted the Company a worldwide license to the patents related to coatings for small-diameter vessels to inhibit clotting. The license granted under the agreement is exclusive in the field of engineered vascular tissues and tissues and extracellular matrix-based implants used for vascular repair, reconstruction and replacement (provided that all uses are vascular tissues within the range of 1 – 12mm in diameter), except that it is subject to Yale’s non-exclusive right, on behalf of itself and all other non-profit academic institutions, to use the licensed products for research, teaching, and other non-commercial purposes. The Company has agreed to pay to Yale an annual maintenance fee, increasing between the first and fourth anniversaries of the agreement up to a maximum of less than $0.1 million per year for this license. In December 2022, in accordance with the terms of the agreement, the Company provided Yale with 90 days written notice of termination, effective March 21, 2023.
In August 2019, the Company entered into a license agreement with Yale that granted the Company a worldwide license to the patents related to Bioartificial Vascular Pancreas (“BVP”). The license granted under the agreement is exclusive in the field of engineered vascular tissues that deliver pancreatic islet cells to patients, except that it is subject to

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In connection with its entry into the license agreement, the Company paid Yale upfront cash fees. The Company has also agreed to pay Yale:
•annual maintenance fees, increasing between the first anniversary of the agreement until the fifth anniversary for the coating (see above) and BVP licenses and until the fourth anniversary for the tubular prostheses license up to a maximum of less than $0.1 million per year;
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In addition, the Company entered into a distribution agreement with Fresenius Medical Care in June 2018 which, as amended as of February 16, 2021, granted Fresenius Medical Care and its affiliates exclusive rights to develop outside the United States and EU and commercialize outside of the United States the Company’s 6 millimeter x 42 centimeter HAV and all improvements thereto, and modifications and derivatives thereof (including any changes to the length, diameter or configuration of the foregoing), for use in vascular creation, repair, replacement or construction, including renal replacement therapy for dialysis access, the treatment of peripheral artery disease, and the treatment of vascular trauma, but excluding coronary artery bypass graft, pediatric heart surgery, or adhering pancreatic islet cells onto the outer surface of the distribution product for use in diabetic patients. Within the United States, Fresenius Medical Care will collaborate with the Company in its commercialization of the product in the field, including adoption of the distribution product as a standard of care in patients for which such use is supported by clinical results and health economic analyses.
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Arrangements with Yale University
Dr. Niklason serves as an Adjunct Professor in Anesthesia at Yale University. As of December 31, 2022 and 2021, the Company was a party to license agreements with Yale University, as described in Note 13 — Commitments and Contingencies above.
The following table shows a summary of related party expenses included in the statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2022	2021
License expenses	100	85
Other	19	91
Total	$119	$176
There was $50 thousand of license expenses payable to Yale University included in accounts payable on the Company’s consolidated balance sheets, as of December 31, 2022.

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
As of December 31, 2022, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all errors and all fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies and procedures may deteriorate. Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as we are an “emerging growth company” as defined in the JOBS Act. For as long as we remain an “emerging growth company,” we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation.
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14. Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following financial statements are included in this Annual Report on Form 10-K:
(1) List of Financial Statements:
The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.
(2) List of Financial Statement Schedules:
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or notes thereto.
(3) List of Exhibits:

Exhibit No.	Description
3.1
Second Amended and Restated Certificate of Incorporation of Humacyte, Inc. (incorporated by reference to Exhibit 3.1 to Humacyte, Inc.’s Current Report on Form 8–K, filed with the SEC on August 27, 2021).

3.2	Amended and Restated By Laws of Humacyte, Inc. (incorporated by reference to Exhibit 3.2 to Humacyte, Inc.’s Current Report on Form 8–K, filed with the SEC on December 12, 2022).
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
4.3*
Form of Investor Rights and Lock–up Agreement (incorporated by reference to Exhibit A of Annex A to the proxy statement/prospectus contained in Humacyte, Inc.'s Registration Statement on S-4/A, filed with the SEC on August 2, 2021).

4.4	Warrant to Purchase Common Stock, dated March 30, 2021 (incorporated by reference to Exhibit 10.6.1 to Humacyte, Inc.’s Registration Statement on S–4/A, filed with the SEC on June 14, 2021).
4.5	Warrant to Purchase Common Stock, dated March 30, 2021 (incorporated by reference to Exhibit 10.6.2 to Humacyte, Inc.’s Registration Statement on S–4/A, filed with the SEC on June 14, 2021).
4.6
Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.6 to Humacyte, Inc.’s Annual Report on Form 10-K filed with the SEC on March 29, 2022).

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

10.7.6^
Sixth Amendment to Exclusive Patent License Agreement, dated January 10, 2022, between Duke University and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.7.6 to Humacyte, Inc.’s Annual Report on Form 10-K filed with the SEC on March 29, 2022).

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

10.11+!	Executive Employment Agreement, dated May 18, 2021, between Dale Sander and Humacyte, Inc.
10.12+!	Executive Employment Agreement, effective as of April 4, 2022 between Shamik Parikh, MD and Humacyte, Inc.
10.13+	Humacyte, Inc. 2021 Long–Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Humacyte, Inc.’s Current Report on Form 8–K, filed with the SEC on August 27, 2021).
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

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Humacyte, Inc.’s Current Report on Form 8–K, filed with the SEC on August 27, 2021).
23.1!	Consent of PricewaterhouseCoopers LLP.
31.1!	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2!	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1!	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2!	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101!	The following materials from Humacyte, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021, (iii) Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
___________________________
!    Filed herewith.
*    Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.
^    Certain confidential information contained in this exhibit, market by brackets, has been omitted because the information (i) is not material and (ii) is the type of information the company both customarily and actually treats as private or confidential.
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
Date: March 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Laura E. Niklason	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2023
Laura E. Niklason, M.D., Ph.D.

/s/ Dale A. Sander	Chief Financial Officer, Chief Corporate Development Officer and Treasurer (Principal Financial and Accounting Officer)	March 24, 2023
Dale A. Sander

	Director	March 24, 2023
Kathleen Sebelius

	Director	March 24, 2023
Gordon M. Binder

	Director	March 24, 2023
Emery N. Brown, M.D., Ph.D.

/s/ Michael T. Constantino	Director	March 24, 2023
Michael T. Constantino

/s/ Brady W. Dougan	Director	March 24, 2023
Brady W. Dougan

/s/ C. Bruce Green	Director	March 24, 2023
C. Bruce Green, M.D.

/s/ Todd M. Pope	Director	March 24, 2023
Todd M. Pope

/s/ Diane Seimetz	Director	March 24, 2023
Diane Seimetz, Ph.D.

/s/ Rajiv Shukla	Director	March 24, 2023
Rajiv Shukla

/s/ Max Wallace	Director	March 24, 2023
Max Wallace, J.D.

/s/ Susan Windham-Bannister	Director	March 24, 2023
Susan Windham-Bannister, Ph.D.