Form 10-Q
period 2023-03-31
Humacyte, Inc.
filed 2023-05-12
CIK 1818382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, 103,329,171 shares of common stock, par value $0.0001, were issued and outstanding.

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
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statement is based on information current as of the date of this Quarterly Report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 24, 2023. We disclaim any obligation, except as specifically required by law, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Humacyte, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands except for share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$129,570	$149,772
Short-term investments	2,107	2,107
Accounts receivable	—	31
Prepaid expenses and other current assets	2,178	2,298
Total current assets	133,855	154,208

Finance lease right-of-use assets, net	18,858	19,373
Operating lease right-of-use assets, net	670	682
Property and equipment, net	29,593	30,039
Total assets	$182,976	$204,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,954	$1,595
Accrued expenses	6,411	7,108
SVB loan payable, current portion	12,857	8,571
Finance lease obligation, current portion	2,329	2,256
Operating lease obligation, current portion	50	50
Total current liabilities	23,601	19,580

Contingent Earnout Liability	42,084	27,893
SVB loan payable, net of current portion	16,410	20,336
Finance lease obligation, net of current portion	18,252	18,853
Operating lease obligation, net of current portion	620	632
Common stock warrant liabilities	122	80
Total liabilities	101,089	87,374

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 103,329,171 and 103,229,013 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	545,384	543,456
Accumulated deficit	(463,507)	(426,538)
Total stockholders’ equity	81,887	116,928
Total liabilities and stockholders’ equity	$182,976	$204,302
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands except for share and per share amounts)

	For the Three Months Ended March 31,
	2023	2022

Grant revenue	$—	$233

Operating expenses:
Research and development	17,278	16,314
General and administrative	5,234	5,682
Total operating expenses	22,512	21,996
Loss from operations	(22,512)	(21,763)

Other income (expense), net:
Interest income	1,475	31
Change in fair value of Contingent Earnout Liability	(14,191)	3,258
Change in fair value of common stock warrant liabilities	(42)	74
Interest expense	(1,699)	(1,432)
Total other income (expense), net	(14,457)	1,931
Net loss and comprehensive loss	$(36,969)	$(19,832)

Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.19)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	103,263,528	103,004,088
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in thousands except for share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	103,229,013	$10	$543,456	$(426,538)	$116,928
Proceeds from the exercise of stock options	100,158	—	119	—	119
Stock-based compensation	—	—	1,809	—	1,809
Net loss	—	—	—	(36,969)	(36,969)
Balance as of March 31, 2023	103,329,171	$10	$545,384	$(463,507)	$81,887

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	103,003,646	$10	$536,737	$(414,573)	$122,174
Proceeds from the exercise of stock options	926	—	1	—	1
Stock-based compensation	—	—	1,547	—	1,547
Net loss	—	—	—	(19,832)	(19,832)
Balance as of March 31, 2022	103,004,572	$10	$538,285	$(434,405)	$103,890

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(36,969)	$(19,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,558	1,525
Stock-based compensation expense	1,809	1,547
Change in fair value of Contingent Earnout Liability	14,191	(3,258)
Change in fair value of common stock warrant liabilities	42	(74)
Amortization expense	515	515
Non-cash operating lease costs	12	11
Amortization of SVB debt discount	360	378
Changes in operating assets and liabilities:
Accounts receivable	31	(57)
Prepaid expenses and other current assets	120	822
Accounts payable	299	934
Accrued expenses	(597)	(1,297)
Operating lease obligation	(12)	(11)
Net cash used in operating activities	(18,641)	(18,797)

Cash flows from investing activities
Purchase of property and equipment	(1,152)	(22)
Net cash used in investing activities	(1,152)	(22)

Cash flows from financing activities
Proceeds from the exercise of stock options	119	1
Payment of finance lease principal	(528)	(462)
Net cash used in financing activities	(409)	(461)

Net decrease in cash and cash equivalents	(20,202)	(19,280)
Cash and cash equivalents at the beginning of the period	149,772	217,502
Cash and cash equivalents at the end of the period	$129,570	$198,222

Supplemental disclosure
Cash paid for interest on SVB loan	$881	$563

Supplemental disclosure of noncash activities:
Purchase of property and equipment in accounts payable and accrued expenses	$95	$30
Unpaid liabilities assumed in connection with Merger	$—	$130

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Organization
Humacyte, Inc. and subsidiary (unless the context indicates otherwise, collectively, the “Company”) is pioneering the development and manufacture of off-the-shelf, universally implantable, bioengineered human tissues, advanced tissue constructs and organ systems designed to improve the lives of patients and transform the practice of medicine. The Company is leveraging its regenerative medicine technology platform to develop proprietary product candidates for use in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas.
On August 26, 2021 (the “Closing Date”), Alpha Healthcare Acquisition Corp. (“AHAC”) consummated a merger pursuant to a Business Combination Agreement, dated as of February 17, 2021 (the “Merger Agreement”), by and among Humacyte, Inc., a Delaware Corporation (“Legacy Humacyte”), AHAC and Hunter Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of AHAC. As contemplated by the Merger Agreement, Merger Sub merged with and into Legacy Humacyte, with Legacy Humacyte continuing as the surviving corporation and as a wholly-owned subsidiary of AHAC (such transactions, the “Merger,” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). On the Closing Date, AHAC changed its name to Humacyte, Inc. (“New Humacyte”) and Legacy Humacyte changed its name to Humacyte Global, Inc. (“Global”). The Merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and under this method of accounting, AHAC was treated as the acquired company for financial reporting purposes and Legacy Humacyte was treated as the acquirer. Operations prior to the Merger are those of Legacy Humacyte.
Concurrently with the execution of the Merger Agreement, certain investors (the “PIPE Investors”) purchased an aggregate of 17,500,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock” and such shares purchased by the PIPE Investors, the “PIPE Shares”) in a private placement for an aggregate purchase price of $175 million (the “PIPE Financing”). The Company received $242.4 million in proceeds from the Merger and related PIPE Financing, and incurred $3.9 million of transaction costs, consisting of banking, legal, and other professional fees.
Liquidity and Going Concern
Since its inception in 2004, the Company has generated no product revenue and has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the Reverse Recapitalization, borrowings under loan facilities and, to a lesser extent, through governmental and other grants. At March 31, 2023 and December 31, 2022, the Company had an accumulated deficit of $463.5 million and $426.5 million, respectively. The Company’s operating losses were $22.5 million and $21.8 million for the three months ended March 31, 2023 and 2022, respectively. Net cash flows used in operating activities were $18.6 million and $18.8 million during the three months ended March 31, 2023 and 2022, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.
As of March 31, 2023, the Company had cash and cash equivalents and short-term investments of $131.7 million. The Company believes its combined cash and cash equivalents and short-term investments on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the issuance date of these interim financial statements.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include stock-based compensation costs, right-of-use assets, accruals for research and development activities, contingent earnout liability, fair value of common stock warrants and income taxes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and its results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or any other period. The December 31, 2022 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 and the related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2023 (the “Annual Report”), which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 included in the Company’s Annual Report.
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
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments consisting of certificates of deposit (“CDs”). As of March 31, 2023 and December 31, 2022, there were no material cash balances in excess of balances insured by the Federal Deposit Insurance Corporation (“FDIC”). As of both March 31, 2023 and December 31, 2022, the Company had cash equivalents that are invested in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of both March 31, 2023 and December 31, 2022, the Company had approximately $10.1 million in CDs. These cash deposits are deposited at a bank that is a member of the Certificate of Deposit Account Registry Service (“CDARS”), in which large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Those members issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance. As of both March 31, 2023 and December 31, 2022, the Company classified $8.0 million of its CDs as cash and cash equivalents and $2.1 million of its CDs as short-term investments on its condensed consolidated balance sheets.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of potentially dilutive Common Stock. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. As the Company has incurred losses for the three months ended March 31, 2023 and 2022, basic and diluted net loss per share is the same for each period.
The following potential shares of Common Stock were excluded from the computation of diluted net loss per share for each period because including them would have had an antidilutive effect. All share amounts presented in the table below represent the total number outstanding as of the end of each period.

	Three Months Ended March 31,
	2023	2022

Exercise of options under stock plan	7,174,560	6,641,647
Warrants to purchase Common Stock	5,588,506	5,588,506
The 15,000,000 Contingent Earnout Shares, as defined in Note 7, are excluded from the anti-dilutive table for all periods presented, as such shares are contingently issuable until the share price of the Company exceeds specified thresholds that have not yet been achieved, or upon the occurrence of a change in control.
Other Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, the success of clinical trials and other studies for its product candidates, including for its ongoing V005 Phase 2/3 clinical trial and V007 Phase 3 clinical trial, the regulatory approval and commercialization of its HAVs and other product candidates, the expected size of the target populations for the Company’s product candidates, the degree of market acceptance of the HAVs, if approved, the availability of third-party coverage and reimbursement, development by competitors of new technological innovations, the ability to manufacture HAVs and other product candidates in sufficient quantities, expectations regarding the Company’s strategic partnerships, dependence on third parties, key personnel and the ability to attract and retain qualified employees, protection of proprietary technology and confidentiality of trade secrets, compliance with governmental regulations, the Company’s implementation and maintenance of effective internal controls, and the ability to secure additional capital to fund operations and the commercial success of its product candidates.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recently Adopted Accounting Pronouncements
The Company did not adopt any new standards or updates issued by the Financial Accounting Standards Board (the “FASB”) during the three months ended March 31, 2023 that had a material impact on the Company’s condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
The Company reviewed all recently issued accounting pronouncements through March 31, 2023 and concluded that they were not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
3. Fair Value Measurements
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
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

($ in thousands)	Fair Value Measured as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$121,180	$—	$—	$121,180
Cash equivalents (certificates of deposit)	—	8,000	—	8,000
Short-term investments (certificates of deposit)	—	2,107	—	2,107
Total financial assets	$121,180	$10,107	$—	$131,287
Liabilities:
Contingent Earnout Liability	$—	$—	$42,084	$42,084
Private Placement Warrants liability	—	—	122	122
Total financial liabilities	$—	$—	$42,206	$42,206

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

($ in thousands)	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$141,159	$—	$—	$141,159
Cash equivalents (certificates of deposit)	—	8,000	—	8,000
Short-term investments (certificates of deposit)	—	2,107	—	2,107
Total financial assets	$141,159	$10,107	$—	$151,266
Liabilities:
Contingent Earnout Liability	$—	$—	$27,893	$27,893
Private Placement Warrants liability	—	—	80	80
Total financial liabilities	$—	$—	$27,973	$27,973
The following tables present a summary of the changes in the fair value of the Company’s Level 3 financial instruments:

($ in thousands)	Contingent Earnout Liability
	Three Months Ended March 31,
	2023	2022

Fair value as of beginning of period	$(27,893)	$(103,660)
Change in fair value included in other income (expense), net	(14,191)	3,258
Fair value as of end of period	$(42,084)	$(100,402)

	Private Placement Warrants
	Three Months Ended March 31,
($ in thousands)	2023	2022

Fair value as of beginning of period	$(80)	$(497)
Change in fair value included in other income (expense), net	(42)	74
Fair value as of end of period	$(122)	$(423)
The fair value of the Contingent Earnout Liability and Private Placement Warrants (as defined in Note 7 — Stockholders’ Equity) liability are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
In determining the fair value of the Contingent Earnout Liability, the Company used the Monte Carlo simulation value model using a distribution of potential outcomes on a monthly basis over a 10-year period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 7 — Stockholders’ Equity). Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.
In determining the fair value of the Private Placement Warrants liability, the Company used the Monte Carlo simulation valuation model to estimate the fair value utilizing assumptions including the current Company stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 7 — Stockholders’ Equity).

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Certificates of deposit are carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value based on Level 2 inputs. The carrying values of other receivables, accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022 approximated their fair values due to the short-term nature of these items.
4. Property and Equipment, Net
Property and equipment, net consist of the following:

($ in thousands)	March 31, 2023	December 31, 2022

Scientific and manufacturing equipment	$27,994	$27,821
Computer equipment	278	167
Software	371	209
Furniture and fixtures	988	988
Leasehold improvements	26,355	26,355
Construction in progress	1,346	680
	57,332	56,220
Accumulated depreciation	(27,739)	(26,181)
Property and equipment, net	$29,593	$30,039
Depreciation expense totaled $1.6 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. All long-lived assets are maintained in the United States.
5. Accrued Expenses
Accrued expenses consisted of the following:

($ in thousands)	March 31, 2023	December 31, 2022

Accrued external research, development and manufacturing costs	$3,283	$2,437
Accrued employee compensation and benefits	2,848	4,227
Accrued professional fees	280	444
Total	$6,411	$7,108
6. Debt
On March 30, 2021, the Company entered into a term loan agreement with Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P., as amended in June 2021 and September 2021 (the “Loan Agreement”), which provides a term loan facility of up to $50.0 million with a maturity date of March 1, 2025. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver. On March 13, 2023, the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service, FDIC-operated bridge bank, Silicon Valley Bridge Bank, N.A. (“SVBB”). SVBB assumed all loans that were previously held by SVB. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC, including the Loan Agreement.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s obligations under the Loan Agreement are secured by substantially all of its assets except for its intellectual property. The Loan Agreement contains certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. If a minimum liquidity amount is not maintained, 50% of the outstanding principal and interest will become cash collateralized. As of March 31, 2023, the Company was in compliance with all covenants. The Company may use the proceeds of borrowings under the Loan Agreement as working capital and to fund its general business requirements.
The Loan Agreement provides that the term loans will be distributed in tranches. The initial term loan tranche of $20.0 million was drawn on March 31, 2021, and on October 13, 2021, the Company borrowed an additional $10.0 million under the Loan Agreement. Borrowings under the Loan Agreement are accounted for net of issuance costs which are being accreted to interest expense over the term of the loan using the effective interest method. The additional two subsequent $10.0 million term loan tranches were eligible to be drawn at the request of the Company during specified draw periods prior to May 15, 2023, the first tranche subject to submission by the Company of its first Biologics License Application (“BLA”) to the FDA for its HAV prior to March 31, 2023, and the second tranche subject to the first approval from the FDA of any BLA for the HAV prior to March 31, 2023 and the Company having borrowed the first remaining tranche. As of March 31, 2023, the two subsequent tranches are no longer eligible to be drawn.
Borrowings bear interest at the greater of 7.5% or the Wall Street Journal Prime Rate plus 4.25% (12.25% as of March 31, 2023). Interest only payments on the principal amount outstanding are due monthly beginning in the first month after the loan is dispersed. Under the level of borrowings outstanding at March 31, 2023, repayment of principal will begin in July 2023. The term loans may only be prepaid in full, and such prepayment requires 30 days’ advance notice and was subject initially to a prepayment fee of 3.00% that was decreased to 2.00% after March 30, 2022 (with a further decrease to 1.00% after March 30, 2023). The Company is not obligated to pay a prepayment fee if the Company makes a prepayment after March 30, 2024.
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
As of March 31, 2023, the fair value of warrants ($3.3 million), a 5% final payment fee ($1.5 million) and debt issuance costs ($0.3 million) are being accreted to interest expense over the term of the loan using the effective interest method.
SVB loan payable and net discount or premium balances are as follows:

($ in thousands)	March 31, 2023
Principal amount of SVB loan payable	$30,000
Final payment amount of SVB loan payable	1,500
Net premium associated with accretion of final payment and other debt issuance costs	(2,233)
SVB loan payable, current and noncurrent	29,267
Less SVB loan payable, current portion	(12,857)
SVB loan payable, noncurrent portion	$16,410

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Future minimum payments of principal on the Company’s outstanding variable rate borrowings as of March 31, 2023 are as follows:

Year ending December 31:	($ in thousands)
2023 (remainder)	$8,571
2024	17,143
2025	4,286
Total future payments	$30,000
On May 12, 2023, Humacyte, Inc. and Humacyte Global, Inc. (“Global”) entered into a Revenue Interest Purchase Agreement (the “Purchase Agreement”) with two purchasers, both affiliates of Oberland Capital Management LLC (the “Purchasers”), and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers. Pursuant to the Purchase Agreement and subject to customary closing conditions, the Purchasers agreed to pay the Company an aggregate investment amount of up to $150.0 million (the “Investment Amount”). On May 12, 2023, $40.0 million less certain transaction expenses was funded to the Company, which was used to repay in full the Company’s existing obligations under the Loan Agreement. See Note 12 — Subsequent Events for additional information.
7. Stockholders’ Equity
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
As of March 31, 2023, the Company’s Second Amended and Restated Certificate of Incorporation authorized the Company to issue 250,000,000 shares of Common Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares then outstanding or reserved for issuance) by the affirmative vote of the holders of a majority of the capital stock of the Company entitled to vote and may require a separate class vote of the Common Stock.
The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through March 31, 2023, no dividends have been declared.
The holders of Common Stock are entitled to one vote for each share held with respect to all matters voted on by the common stockholders of the Company.
In the event of a reorganization of the Company, after payment to any preferred stockholders of their liquidation preferences, holders of Common Stock are entitled to share ratably in all remaining assets of the Company.
As of March 31, 2023, the Company had reserved Common Stock for future issuances as follows:

March 31, 2023
Common stock reserved for Contingent Earnout Shares	15,000,000
Exercise of options under stock plans	7,174,560
Issuance of options under stock plans	6,630,044
Shares available for grant under ESPP	1,030,033
Warrants to purchase Common Stock	5,588,506
35,423,143

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 20,000,000 shares designated as preferred stock and none were outstanding as of March 31, 2023 and December 31, 2022.
Warrants
The Company had the following Common Stock warrants outstanding as of March 31, 2023 and December 31, 2022:

Common Stock Warrants Outstanding

Legacy Humacyte Common Stock Warrants	411,006
Private Placement Warrants	177,500
Public Warrants	5,000,000
Total Common Stock Warrants	5,588,506
See Note 6 — Debt for a discussion of Common Stock warrants issued in conjunction with the Company’s Loan Agreement in 2021 (such warrants, “Legacy Humacyte Common Stock Warrants”). There were no issuances, exercises or expirations of warrants during the three months ended March 31, 2023 or March 31, 2022.
In connection with the Merger, the Company assumed 5,000,000 publicly-traded warrants (“Public Warrants”) and 177,500 private placement warrants issued to AHAC Sponsor LLC (the “Sponsor”), Oppenheimer & Co. Inc. and Northland Securities, Inc., in connection with AHAC’s initial public offering (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”). The Common Stock Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share. The Company evaluated the Common Stock Warrants to determine the appropriate financial statement classification upon the consummation of the Merger. The Common Stock Warrants are not mandatorily redeemable and are considered to be freestanding instruments as they are separately exercisable into common shares. As such, the Common Stock Warrants were not classified as liabilities under FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company then evaluated the Common Stock Warrants under FASB ASC Topic 815, Derivatives and Hedging.
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

Humacyte, Inc.
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
The Private Placement Warrants were initially recognized as a liability on the Closing Date, at a fair value of $0.6 million and the estimated fair value of the Private Placement Warrants at December 31, 2022 was $0.1 million. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Private Placement Warrants during the three months ended March 31, 2023 and 2022. The remeasurement of the Private Placement Warrant liability to a fair value of $0.1 million as of March 31, 2023 resulted in a non-cash loss of less than $0.1 million, compared to a non-cash gain of $0.1 million for the three months ended March 31, 2022. The remeasurement of the Private Placement Warrant liability is classified within Change in fair value of Common Stock warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo simulation value model:

	March 31, 2023	December 31, 2022
Market price of public stock	$3.09	$2.11
Exercise price	$11.50	$11.50
Expected term (years)	3.41	3.65
Expected share price volatility	73.0%	78.3%
Risk-free interest rate	3.77%	4.14%
Estimated dividend yield	0%	0%
Contingent Earnout Liability
Following the closing of the Merger (the “Closing”), former holders of Legacy Humacyte common and preferred shares are eligible to receive up to 15,000,000 additional shares of Common Stock (the “Contingent Earnout Shares”) in the aggregate, in two equal tranches of 7,500,000 shares of Common Stock per tranche. The first and second tranches are issuable if the closing volume weighted average price (“VWAP”) per share of Common Stock quoted on The Nasdaq Stock Market LLC (“Nasdaq”) (or the exchange on which the shares of Common Stock are then listed), is greater or equal to $15.00 and $20.00, respectively, over any 20 trading days within any 30 consecutive trading day period.
Upon the Closing, the contingent obligation to issue Contingent Earnout Shares was accounted for as a liability because the triggering events that determine the number of Contingent Earnout Shares required to be issued include events that are not solely indexed to the Common Stock. The Contingent Earnout Shares are subsequently remeasured at each reporting date with changes in fair value recorded as a component of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. The estimated fair value of the total Contingent Earnout Shares at the Closing on August 26, 2021 was $159.4 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over a 10-year period using the most reliable information available. The estimated fair value of the total Contingent Earnout Shares at December 31, 2022 was $27.9 million.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Contingent Earnout Liability during the three months ended March 31, 2023 and 2022. The remeasurement of the Contingent Earnout Liability to a fair value of $42.1 million as of March 31, 2023 resulted in a non-cash loss of $14.2 million, compared to a non-cash gain of $3.3 million for the three months ended March 31, 2022. The remeasurement of the Contingent Earnout Liability is classified within Change in fair value of Contingent Earnout Liability in the condensed consolidated statements of operations and comprehensive loss. The assumptions utilized in the calculations of fair value were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield.
Assumptions used in the valuations are described below:

	March 31, 2023	December 31, 2022
Current stock price	$3.09	$2.11
Expected share price volatility	88.6%	89.0%
Risk-free interest rate	3.48%	3.88%
Estimated dividend yield	0.0%	0%
Expected term (years)	10.00	10.00
8. Stock-based Compensation
At Closing, the 2021 Long-Term Incentive Plan, (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan, (the “ESPP”), became effective. As of March 31, 2023, 6,630,044 and 1,030,033 shares of Common Stock were available under the 2021 Plan and ESPP, respectively. The 2021 Plan and ESPP provide that on January 1 of each year commencing January 1, 2022, the 2021 Plan and the ESPP reserve will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of the Company’s Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. In both December 2021 and 2022, the Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the 2021 Plan or the ESPP on either January 1, 2022 or January 1, 2023.
Under the 2021 Plan, the Company can grant non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance awards and other forms of awards. Under the ESPP, when and if implemented, eligible employees will be permitted to purchase shares of the Company’s Common Stock at the lower of 85% of the closing trading price per share of the Company’s Common Stock on the first day of the offering or 85% of the closing trading price per share on the exercise date, which will occur on the last day of each offering.
Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, no further awards may be granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise remain in effect pursuant to their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of March 31, 2023, 3,611,644 and 384,562 shares of Common Stock remain reserved for outstanding options issued under the 2015 Plan and 2005 Plan, respectively.
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
The Company estimated the fair value of the stock options on the date of grant using the following weighted average assumptions in the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2023	2022

Estimated dividend yield	0%	0%
Expected share price volatility	88.6%	100.0%
Risk-free interest rate	3.58%	1.89%
Expected term of options (in years)	6.25	6.25
•Fair Value of Common Stock. The fair value of the Common Stock has been determined based on the closing price of the shares on Nasdaq.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
•Expected Dividend Yield. The Company has not paid dividends on its Common Stock nor does it expect to pay dividends in the foreseeable future. Accordingly, the Company has estimated the dividend yield to be zero.
At March 31, 2023, there were 6,630,044 options remaining available for grant under the 2021 Plan. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any awards available for grant under the 2021 Plan.
The following table shows a summary of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Research and development	$421	$281
General and administrative	1,388	1,266
Total	$1,809	$1,547
As of March 31, 2023, unrecognized stock-based compensation cost for options was $11.6 million and is expected to be recognized over a weighted-average period of 2.3 years.
A summary of option activity under the Company’s stock option plans during the three months ended March 31, 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2022	7,203,874	$5.90	7.5	$429
Granted	134,200	$2.85
Exercised	(100,158)	$1.19
Forfeited	(63,356)	$5.17
Options outstanding at March 31, 2023	7,174,560	$5.91	7.3	$1,039
Vested and exercisable, March 31, 2023	3,312,364	$6.66	5.2	$964
Vested and expected to vest, March 31, 2023	7,174,560	$5.91	7.3	$1,039
9. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of March 31, 2023. The Company’s effective federal and state tax rate for the three months ended March 31, 2023 and 2022 was 0%, primarily as a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards.
The Company did not record any income tax expense or benefit during the three months ended March 31, 2023 and 2022. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10. Commitments and Contingencies
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
In connection with the Company’s entry into the license agreement, the Company granted equity consideration to Duke in the form of 52,693 shares of Common Stock. Under the license agreement, the Company also agreed to pay Duke:
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
Yale University
In February 2014, the Company entered into a license agreement with Yale University (“Yale”) that granted the Company a worldwide license to the patents related to coatings for small-diameter vessels to inhibit clotting. The license granted under the agreement is exclusive in the field of engineered vascular tissues and tissues and extracellular matrix-based implants used for vascular repair, reconstruction and replacement (provided that all uses are vascular tissues within the range of 1 – 12mm in diameter), except that it was subject to Yale’s non-exclusive right, on behalf of itself and all other non-profit academic institutions, to use the licensed products for research, teaching, and other non-commercial purposes. The Company agreed to pay to Yale an annual maintenance fee, increasing between the first and fourth anniversaries of the agreement up to a maximum of less than $0.1 million per year for this license. In December 2022, in accordance with the terms of the agreement, the Company provided Yale with 90 days written notice of termination, effective March 21, 2023.

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
In connection with its entry into the license agreement, the Company paid Yale upfront cash fees. The Company has also agreed to pay Yale:
•annual maintenance fees, increasing between the first anniversary of the agreement until the fifth anniversary for the coating (through the termination of the agreement on March 21, 2023) and BVP licenses and until the fourth anniversary for the tubular prostheses license up to a maximum of less than $0.1 million per year;
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
11. Related Party Transactions
Fresenius Medical Care investments and distribution agreement
In June 2018, the Company completed a $150 million financing transaction pursuant to which Fresenius Medical Care purchased shares of series D redeemable convertible preferred stock that at the Closing of the Merger converted into 15,812,735 shares of Common Stock. In August 2021, Fresenius Medical Care invested $25 million as part of the PIPE Financing and received an additional 2.5 million shares of Common Stock.
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
During the three months ended March 31, 2023, the Company paid approximately $0.1 million for clinical research services to Frenova Renal Research, a subsidiary of Fresenius Medical Care.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Arrangements with Yale University
The Company’s President and Chief Executive Officer, Laura Niklason M.D., PhD., serves as an Adjunct Professor in Anesthesia at Yale University. As of March 31, 2023 and December 31, 2022, the Company was a party to license agreements with Yale University as described in Note 10 — Commitments and Contingencies, above.
The following table shows a summary of related party expenses included in the statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022
License expenses	$—	$50
Other	3	2
Total	3	52

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Subsequent Events
Revenue Interest Purchase Agreement
On May 12, 2023, Humacyte, Inc. and Humacyte Global, Inc. entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing with respect to the further development and commercialization of the Company’s HAV, to repay the Company’s existing credit facility with SVB, and for other general corporate purposes. Pursuant to the Purchase Agreement, on May 12, 2023, the Purchasers purchased certain revenue interests (the “Revenue Interests”) from Global in exchange for an initial payment of $40.0 million, less certain transaction expenses, which was used to repay in full the Company’s existing obligations under the Loan Agreement with SVB. The Company will also be entitled to receive up to approximately $110.0 million in subsequent installments subject to the terms and conditions set forth in the Purchase Agreement, as follows: (i) $20.0 million upon the Company’s BLA being accepted on or prior to March 31, 2024, (ii) $40.0 million, at the Company’s option, upon the Company receiving FDA approval of the HAV for the vascular trauma indication on or prior to December 31, 2024 and (iii) $50.0 million, at the Company’s option, upon reaching $35.0 million trailing worldwide three-month net sales any time prior to December 31, 2025.
Pursuant to the Purchase Agreement, the Revenue Interests entitle the Purchasers to receive a royalty initially equal to 7.5% (the “Rate”) of global net sales of the Company’s products (subject to a lower rate for net sales by specified licensees outside the United States), to be paid on a calendar quarterly basis (the “Revenue Interest Payments”).
If the Purchasers have not received cumulative Revenue Interest Payments equal to 100% of the amount funded to date (the “Cumulative Purchaser Payments”) by the last Business Day of 2028 (the “Test Date”), (a) then following such date, the Rate shall increase to a rate that, had such increased rate applied during the period from May 12, 2023 through and including the Test Date, would have provided the Purchasers with cumulative Revenue Interest Payments equal to the Cumulative Purchaser Payments as of the Test Date, and (b) Global must promptly make a payment to the Purchasers of an amount equal to 100% of the Cumulative Purchaser Payments as of the Test Date less the total Revenue Interest Payments made by Global to the Purchasers under the Purchase Agreement as of the Test Date. Global’s obligation to make Revenue Interest Payments shall terminate on the date on which the Purchasers have received Revenue Interest Payments of 150% of the Cumulative Purchaser Payments as of such date unless the Purchase Agreement is terminated earlier due to the Purchaser’s exercise of a Put Option after the occurrence of a Put Option Event, the Company’s exercise of a call option, or by mutual consent; provided, however, that if on the Test Date, the Purchasers have received Revenue Interest Payments equal to less than 150% of the Cumulative Purchase Payments as of such date, the Purchase Agreement shall instead terminate on the date on which the Purchasers have received Revenue Interest Payments of 195% of the Cumulative Purchase Payments as of such date.
Under the Purchase Agreement, Global has an option (the “Call Option”) to repurchase the Revenue Interests and terminate the Purchase Agreement at any time upon advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the Purchase Agreement and to require Global to repurchase the Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect or a change of control. If the Put Option is exercised prior to August 12, 2024 by the Purchasers (except pursuant to a change of control), the required repurchase price will be 125% of the Cumulative Purchaser Payments (minus the aggregate Revenue Interest payments Global has made to the Purchasers as of such date). If (i) the Put Option is exercised on or prior to August 12, 2024 by the Purchasers after the occurrence of a change of control, (ii) the Put Option is exercised after August 12, 2024 until May 12, 2026, or (iii) the Call Option is exercised on or prior to May 12, 2026, then in each case, the required repurchase price will be 175% of the Cumulative Purchaser Payments (minus the aggregate Revenue Interest Payments Global has made to the Purchasers as of such date). If a Put Option or Call Option is exercised after May 12, 2026, the required repurchase price will be 195% of the Cumulative Purchaser Payments (minus the aggregate Revenue Interest Payments Global has made to the Purchasers as of such date).
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company has provided a parent company guaranty to guarantee the payment in full of the obligations under the Purchase Agreement. The Company’s obligations under the parent company guaranty and Global’s obligations under the Purchase Agreement and the Revenue Interests are secured by a perfected security interest on substantially all of the Company’s and Global’s assets.
In connection with the Purchase Agreement, the Company also entered into an option agreement with TPC Investments III LP and TPC Investment Solutions LP (the “Option Agreement”), which gives TPC Investments III LP and TPC Investment Solutions LP (the “Holders”) the right to purchase, in the aggregate, up to $10.0 million worth of shares of common stock of the Company (the “Shares”) at an exercise price per share equal to the greater of $7.50, or the 15 day volume-weighted average price as of the exercise date, exercisable in cash only at any time prior to the earlier of (i) December 31, 2026 and (ii) the closing date of a corporate reorganization. The Holders also received certain registration rights relating to the Shares under the Option Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited financial statements and the notes thereto included in our Annual Report. In addition, you should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report and our Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We are initially using our proprietary, scientific technology platform to engineer and manufacture HAVs. Our investigational HAVs are designed to be easily implanted into any patient without inducing a foreign body response or leading to immune rejection. We are developing a portfolio, or “cabinet”, of HAVs with varying diameters and lengths. The HAV cabinet would initially target the vascular repair, reconstruction and replacement market, including use in vascular trauma; arteriovenous (“AV”) access for hemodialysis, peripheral artery disease (“PAD”); and coronary artery bypass grafting (“CABG”). In addition, we are developing our HAVs for pediatric heart surgery and the delivery of cellular therapies, including pancreatic islet cell transplantation to treat Type 1 diabetes (our biovascular pancreas). We will continue to explore the application of our technology across a broad range of markets and indications, including the development of urinary conduit, trachea, esophagus and other novel cell delivery systems.
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
We are currently conducting Phase 2 and Phase 3 trials of our 6 millimeter HAV across two therapeutic indications, vascular trauma and AV access for hemodialysis, as well as continuing long-term follow up of patients in our Phase 2 PAD studies. We were granted Fast Track designation by the FDA for our 6 millimeter HAV for use in AV access for hemodialysis in 2014. We also received the first Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA, for the creation of vascular access for performing hemodialysis, in March 2017. In May 2023, we were granted the RMAT designation for the HAV for urgent arterial repair following extremity vascular trauma. In addition, in 2018 our HAV product candidate was assigned a priority designation by the Secretary of Defense under Public Law 115-92, enacted to expedite the FDA’s review of products that are intended to diagnose, treat or prevent serious or life-threatening conditions facing American military personnel. Upon completion of our Phase 3 trials, we intend to submit a BLA to the FDA for an indication in vascular trauma and AV access for hemodialysis.

We have generated no product revenue and incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $463.5 million and $426.5 million, respectively, and working capital of $110.3 million and $134.6 million, respectively. Our operating losses were approximately $22.5 million and $21.8 million for the three months ended March 31, 2023 and 2022, respectively. Net cash flows used in operating activities were $18.6 million and $18.8 million during the three months ended March 31, 2023 and 2022, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we advance our product candidates.
As of March 31, 2023, we had cash and cash equivalents and short-term investments of $131.7 million. We believe our cash and cash equivalents and short-term investments on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this assessment.
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
•add operational, financial and management information systems and personnel to support, among other things, our product development and commercialization efforts and operations; and
•continue operating as a public company, which includes higher costs associated with hiring additional personnel, director and officer insurance premiums, audit and legal fees and expenses for compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC and Nasdaq.
Recent Developments
Revenue Interest Purchase Agreement
On May 12, 2023, we entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing in respect to the further development and commercialization of our HAV, to repay our existing credit facility with SVB, and for other general corporate purposes. Pursuant to the Purchase Agreement, the Purchasers have agreed to pay us an aggregate investment amount of up to $150.0 million. Under the terms of the Purchase Agreement, $40.0 million of the Investment Amount less certain transaction expenses was funded on May 12, 2023, which was used to repay in full and retire our indebtedness under the Loan Agreement, with the remaining proceeds funded to the Company. See Note 12 — Subsequent Events to the condensed consolidated financial statements for additional details about this financing transaction.

JDRF Agreement
On April 1, 2023, we entered into an Industry Discovery and Development Partnership Agreement with JDRF International (“JDRF,” and such agreement, the “JDRF Agreement”) to further develop and perform preclinical testing of the BVP, a product candidate designed to deliver insulin-producing islets using the HAV as a means of treating patients with type 1 diabetes. According to the terms of the JDRF Agreement, JDRF will provide funding up to $0.8 million based on the achievement of certain research and development milestones.
Merger
On August 26, 2021, Legacy Humacyte and AHAC consummated a merger pursuant to the Merger Agreement, by and among Legacy Humacyte, AHAC and Merger Sub. As contemplated by the Merger Agreement, Merger Sub merged with and into Legacy Humacyte, with Legacy Humacyte continuing as the surviving corporation and as a wholly owned subsidiary of AHAC. On the Closing Date, AHAC changed its name to Humacyte, Inc. and Legacy Humacyte changed its name to Humacyte Global, Inc. Operations prior to the Merger included in this Quarterly Report are those of Legacy Humacyte.
In addition, the PIPE Investors purchased an aggregate of 17,500,000 shares of Common Stock in the PIPE Financing. We received $242.4 million in proceeds from the Merger and related PIPE Financing, and incurred $3.9 million of transaction costs, consisting of banking, legal, and other professional fees.
Components of Results of Operations
Revenue
To date, we have not generated revenue from the sale of any products. All of our revenue has been derived from government and other grants. From inception through March 31, 2023 we have been awarded grants from the California Institute of Regenerative Medicine (“CIRM”), the National Institutes of Health (“NIH”), and the DoD, to support our development, production scaling and clinical trials of our product candidates. We may generate revenue in the future from government and other grants, payments from future license or collaboration agreements and, if any of our product candidates receive marketing approval, from product sales. We expect that any revenue we generate will fluctuate from quarter to quarter. If we fail to complete the development of, or obtain marketing approval for, our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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

Other Income (Expense), Net
Total other income (expense), net consists of (i) the change in fair value of the Contingent Earnout Liability that was accounted for as a liability as of the date of the Merger, and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents and short-term investments, (iii) interest expense incurred on our Loan Agreement and finance leases during the periods each were outstanding, and (iv) a change in fair value of private placement Common Stock warrant liabilities related to the Private Placement Warrants, which we assumed in connection with the Merger, and which are subject to remeasurement to fair value at each balance sheet date resulting in a non-cash gain or loss.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change
($ in thousands)	2023	2022	$	%
Grant revenue	$—	$233	$(233)	(100)%

Operating expenses:
Research and development	17,278	16,314	964	6%
General and administrative	5,234	5,682	(448)	(8)%
Total operating expenses	22,512	21,996	516	2%
Loss from operations	(22,512)	(21,763)	(749)	3%

Other income (expense), net
Interest income	1,475	31	1,444	*
Change in fair value of Contingent Earnout Liability	(14,191)	3,258	(17,449)	(536)%
Interest expense	(1,699)	(1,432)	(267)	19%
Other income (expense), net	(42)	74	(116)	(157)%
Total other income (expense), net	(14,457)	1,931	(16,388)	(849)%
Net loss	$(36,969)	$(19,832)	$(17,137)	86%
* Not meaningful
Grant Revenue
There was no revenue for the three months ended March 31, 2023, compared to $0.2 million for the three months ended March 31, 2022. Revenue for 2022 related to the reimbursement of qualifying expenses incurred in connection with our grant from DoD, which totaled approximately $6.8 million over the life of the grant before this program ended in November 2022.

Research and Development Expenses
The following table discloses the breakdown of research and development expenses:

	Three Months Ended March 31,		Change
($ in thousands)	2023	2022	$	%
External services	$4,169	$3,850	$319	8%
Materials and supplies	2,167	3,737	(1,570)	(42)%
Payroll and personnel expenses	7,649	5,641	2,008	36%
Other research and development expenses	3,293	3,086	207	7%
	$17,278	$16,314	$964	6%
Research and development expenses increased by $1.0 million, or 6%, from $16.3 million for the three months ended March 31, 2022 to $17.3 million for the three months ended March 31, 2023. The increase was primarily driven by expenses incurred to support our expanded research and development initiatives, including (i) a $2.0 million increase in payroll and personnel expenses, (ii) a $0.3 million increase in external services and (iii) a $0.2 million increase in other research and development expenses, partially offset by a $1.6 million decrease in the purchase of materials and supplies. Materials and supplies are used in our commercial-scale manufacturing facilities and in other research and development initiatives, and the current-year decrease was the result of a scheduled shutdown of manufacturing during the quarter ended March 31, 2023 to allow refurbishment of the facilities in preparation for a pre-approval inspection expected to be conducted by the FDA in conjunction with our planned BLA filing for the HAV for an indication in vascular trauma.
General and Administrative Expenses
General and administrative expenses were $5.2 million and $5.7 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in general and administrative expenses during this period of $0.4 million, or 8%, was primarily driven by a $0.6 million decrease in professional fees.
Total Other Income (Expense), net
Total other income (expense), net was expense of $14.5 million compared to income of $1.9 million for the three months ended March 31, 2023 and 2022, respectively. The increase in expense of $16.4 million primarily resulted from a $17.4 million increase in the non-cash loss related to the remeasurement of the Contingent Earnout Liability as of March 31, 2023 compared to March 31, 2022, partially offset by a $1.4 million increase in interest income.
Liquidity and Capital Resources
Sources of Liquidity
We have historically financed our operations primarily through the sale of equity securities and convertible debt, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $463.5 million and $426.5 million, respectively.
As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents and short-term investments of $131.7 million and $151.9 million, respectively. We believe our cash and cash equivalents and short-term investments will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business to our accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our assessment. We believe that our longer-term working capital, planned research and development, capital expenditures and other general corporate funding requirements will be satisfied through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the sections entitled “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report and our Annual Report.

As of March 31, 2023 and December 31, 2022, we had working capital of $110.3 million and $134.6 million, respectively. As of March 31, 2023, we had $30.0 million outstanding principal under our Loan Agreement (as defined below), which was repaid in full on May 12, 2023. Other than the Purchase Agreement (as discussed below), we do not currently have any committed external source of funds.
On May 12, 2023, we entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers. Pursuant to the Purchase Agreement and subject to customary closing conditions, the Purchasers have agreed to pay us an aggregate investment amount of up to $150.0 million. Under the terms of the Purchase Agreement, an aggregate of $40.0 million less certain transaction expenses was funded on May 12, 2023, which was used to repay in full and retire our indebtedness under the Loan Agreement. See “Recent Developments” above for further information.
Material Cash Requirements
Our known material cash requirements include: (1) the purchase of supplies and services that are primarily for research and development; (2) debt repayments (for additional information, see below and Note 6 — Debt to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report); (3) employee wages, benefits, and incentives; and (4) financing and operating lease payments (for additional information see below). We have also entered into contracts with CROs primarily for clinical trials. These contracts generally provide for termination upon limited notice, and therefore we believe that our non-cancellable obligations under these agreements are not material. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, for example, legal contingencies, uncertain tax positions, and other matters.
As of March 31, 2023, we had non-cancellable purchase commitments of $18.5 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University and have a distribution agreement with Fresenius Medical Care. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at March 31, 2023. For additional information regarding our agreement with Fresenius Medical Care, and our agreements with Duke University and Yale University, see Note 11 — Related Party Transactions and Note 10 — Commitments and Contingencies, respectively, to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Debt
In March 2021, we entered into the Loan Agreement with SVB and SVB Innovation Credit Fund VIII, L.P., as amended in June and September 2021, which provides a term loan facility of up to $50.0 million, with a maturity date of March 1, 2025. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. On March 13, 2023, the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service, FDIC-operated bridge bank, SVBB. SVBB assumed all loans that were previously held by SVB. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC, including the Loan Agreement.
The initial term loan tranche of $20.0 million was funded upon the closing of the Loan Agreement, and on October 13, 2021, we borrowed an additional $10.0 million under the Loan Agreement. As of March 31, 2023, principal of $30.0 million was outstanding under the Loan Agreement and we were in compliance with all covenants in all material respects.
Borrowings under the Loan Agreement bear interest at a rate of 7.5% or the sum of the Wall Street Journal Prime Rate plus 4.25%, whichever is greater (12.25% as of March 31, 2023). In addition, the lenders were granted warrants to purchase Common Stock. Interest-only payments on the principal amount outstanding are due monthly beginning in the first month after the loan is dispersed.
Our contractual obligations under the Loan Agreement as of March 31, 2023 include $12.9 million of cash payments related to principal within one year and $17.1 million of principal payments within one to two years. On May 12, 2023, we repaid in full all of the outstanding obligations under the Loan Agreement.

Leases
Our finance lease relates to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018 and leased through May 2033, and our operating lease relates to the land lease associated with our headquarters. Our future contractual obligations under our lease agreements as of March 31, 2023 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$28,160	$3,990	$8,282	$6,385	$9,503
Operating leases	968	105	211	211	441
ATM Facility
On September 1, 2022, we entered into an agreement for the sale from time to time up to $80.0 million of shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). As of March 31, 2023, we have not conducted any sales of Common Stock under the ATM Facility.
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

Until such time, if ever, as we are able to successfully develop and commercialize one or more of our product candidates, we expect to continue financing our operations through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Adequate capital may not be available to us when needed or on acceptable terms. Other than the Purchase Agreement, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in fixed payment obligations. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition.
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
Cash Flows
The following table shows a summary of our cash flows for each of the periods shown below:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net loss	$(36,969)	$(19,832)
Non-cash adjustments to reconcile net loss to net cash used in operating activities(1):	18,487	644
Changes in operating assets and liabilities:	(159)	391
Net cash used in operating activities	(18,641)	(18,797)
Net cash used in investing activities	(1,152)	(22)
Net cash used in financing activities	(409)	(461)
Net decrease in cash and cash equivalents	$(20,202)	$(19,280)
Cash and cash equivalents at the beginning of the period	$149,772	$217,502
Cash and cash equivalents at the end of the period	$129,570	$198,222
___________________________
(1) Includes depreciation, amortization related to our leases and our debt discount, stock-based compensation expense, and the changes in fair value of our Contingent Earnout Liability and our Common Stock warrant liabilities.
Cash Flow from Operating Activities
Cash used in operating activities was substantially consistent for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Cash Flow from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 and 2022 consisted of the purchases of property and equipment.
Cash Flow from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 and 2022 consisted of principal payments of our finance leases, partially offset by proceeds from stock option exercises.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in SEC rules and regulations.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent liabilities. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates based on different assumptions, judgments, or conditions.
An accounting estimate or assumption is considered critical if both (a) the nature of the estimate or assumption involves a significant level of estimation uncertainty, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our financial condition. There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021, included in our Annual Report.
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
As of March 31, 2023, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company currently is not aware of any legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
Item 1A. Risk Factors
Our risk factors are disclosed in Part I, Item 1A of our Annual Report. There have been no material changes during the three months ended March 31, 2023 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Revenue Interest Purchase Agreement
On May 12, 2023, Humacyte, Inc. and Humacyte Global, Inc. entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing with respect to the further development and commercialization of the Company’s HAV, to repay the Company’s existing credit facility with SVB, and for other general corporate purposes. Pursuant to the Purchase Agreement, on May 12, 2023, the Purchasers purchased certain revenue interests from Global in exchange for an initial payment of $40.0 million, less certain transaction expenses, which was used to repay in full the Company’s existing obligations under the Loan Agreement. The Company will also be entitled to receive up to approximately $110.0 million in subsequent installments subject to the terms and conditions set forth in the Purchase Agreement, as follows: (i) $20.0 million upon the Company’s BLA being accepted on or prior to March 31, 2024, (ii) $40.0 million, at the Company’s option, upon the Company receiving FDA approval of the HAV for the vascular trauma indication on or prior to December 31, 2024 and (iii) $50.0 million, at the Company’s option, upon reaching $35.0 million trailing worldwide three-month net sales any time prior to December 31, 2025.
Pursuant to the Purchase Agreement, the Revenue Interests entitle the Purchasers to receive a royalty initially equal to 7.5% of global net sales of the Company’s products (subject to a lower rate for net sales by specified licensees outside the United States), to be paid on a calendar quarterly basis.
If the Purchasers have not received cumulative Revenue Interest Payments equal to the Cumulative Purchaser Payments by the Test Date, (a) then following such date, the Rate shall increase to a rate that, had such increased rate applied during the period from May 12, 2023 through and including the Test Date, would have provided the Purchasers with cumulative Revenue Interest Payments equal to the Cumulative Purchaser Payments as of the Test Date, and (b) Global must promptly make a payment to the Purchasers of an amount equal to 100% of the Cumulative Purchaser Payments as of the Test Date less the total Revenue Interest Payments made by Global to the Purchasers under the Purchase Agreement as of the Test Date. Global’s obligation to make Revenue Interest Payments shall terminate on the date on which the Purchasers have received Revenue Interest Payments of 150% of the Cumulative Purchaser Payments as of such date unless the Purchase Agreement is terminated earlier due to the Purchaser’s exercise of a Put Option after the occurrence of a Put Option Event, the Company’s exercise of a call option, or by mutual consent; provided, however, that if on the Test Date, the Purchasers have received Revenue Interest Payments equal to less than 150% of the Cumulative Purchase Payments as of such date, the Purchase Agreement shall instead terminate on the date on which the Purchasers have received Revenue Interest Payments of 195% of the Cumulative Purchase Payments as of such date.
Under the Purchase Agreement, Global has an option (the “Call Option”) to repurchase the Revenue Interests and terminate the Purchase Agreement at any time upon advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the Purchase Agreement and to require Global to repurchase the Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect or a change of control. If the Put Option is exercised prior to August 12, 2024 by the Purchasers (except pursuant to a change of control), the required repurchase price will be 125% of the Cumulative Purchaser Payments (minus the aggregate Revenue Interest payments Global has made to the Purchasers as of such date). If (i) the Put Option is exercised on or prior to August 12, 2024 by the Purchasers after the occurrence of a change of control, (ii) the Put Option is exercised after August 12, 2024 until May 12, 2026, or (iii) the Call Option is exercised on or prior to May 12, 2026, then in each case, the required repurchase price will be 175% of the Cumulative Purchaser Payments (minus the aggregate Revenue Interest Payments Global has made to the Purchasers as of such date). If a Put Option or Call Option is exercised after May 12, 2026, the required repurchase price will be 195% of the Cumulative Purchaser Payments (minus the aggregate Revenue Interest Payments Global has made to the Purchasers as of such date).
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets.
The Company has provided a parent company guaranty to guarantee the payment in full of the obligations under the Purchase Agreement. The Company’s obligations under the parent company guaranty and Global’s obligations under the Purchase Agreement and the Revenue Interests are secured by a perfected security interest on substantially all of the Company’s and Global’s assets.
In connection with the Purchase Agreement, the Company also entered into an option agreement with TPC Investments III LP and TPC Investment Solutions LP (the “Option Agreement”), which gives TPC Investments III LP and TPC Investment Solutions LP (the “Holders”) the right to purchase, in the aggregate, up to $10.0 million worth of shares of common stock of the Company (the “Shares”) at an exercise price per share equal to the greater of $7.50, or the 15 day volume-weighted average price as of the exercise date, exercisable in cash only at any time prior to the earlier of (i) December 31, 2026 and (ii) the closing date of a corporate reorganization. The Holders also received certain registration rights relating to the Shares under the Option Agreement.
The descriptions of the Purchase Agreement and the Option Agreement (collectively, the “Transaction Documents”) set forth above are only summaries of their material terms and do not purport to be complete. The Transaction Documents are not intended to be a source of factual, business or operational information about the Company or its subsidiaries. The representations, warranties and covenants contained in the Transaction Documents were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the parties, including being qualified by disclosures for the purpose of allocating contractual risk between the parties instead of establishing matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors or security holders. Accordingly, investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties.

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

101*
The following materials from Humacyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Notes to Condensed Consolidated Financial Statements (unaudited), and (vi) Cover Page.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 12th day of May, 2023.

HUMACYTE, INC.
Date: May 12, 2023	By:	/s/ Laura E. Niklason, M.D., Ph.D.
		Name:	Laura E. Niklason, M.D., Ph.D.
		Title:	President and Chief Executive Officer

	By:	/s/ Dale A. Sander
		Name:	Dale A. Sander
		Title:	Chief Financial Officer, Chief Corporate Development Officer and Treasurer