Form 10-Q
period 2023-06-30
Humacyte, Inc.
filed 2023-08-14
CIK 1818382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2023, 103,434,507 shares of common stock, par value $0.0001, were issued and outstanding.

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
•our plans, anticipated timeline and ability to file an application for, and obtain marketing approval from, the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities, including the European Medicines Agency, for our bioengineered human acellular vessels (“HAVs”) and other product candidates;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Humacyte, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands except for share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$114,604	$149,772
Prepaid expenses and other current assets	5,958	2,298
Short-term investments	—	2,107
Accounts receivable	—	31
Total current assets	120,562	154,208

Finance lease right-of-use assets, net	18,343	19,373
Operating lease right-of-use assets, net	658	682
Property and equipment, net	28,543	30,039
Total assets	$168,106	$204,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,362	$1,595
Accrued expenses	6,571	7,108
Finance lease obligation, current portion	2,404	2,256
Operating lease obligation, current portion	51	50
SVB loan payable, current portion	—	8,571
Total current liabilities	11,388	19,580

Contingent Earnout Liability	38,457	27,893
Revenue interest liability	36,248	—
Finance lease obligation, net of current portion	17,614	18,853
Contingent derivative liability	2,392	—
Other long-term liabilities	890	712
SVB loan payable, net of current portion	—	20,336
Total liabilities	106,989	87,374

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of June 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 103,408,248 and 103,229,013 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	547,320	543,456
Accumulated deficit	(486,213)	(426,538)
Total stockholders’ equity	61,117	116,928
Total liabilities and stockholders’ equity	$168,106	$204,302
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands except for share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Grant revenue	$—	$1,301	$—	$1,534

Operating expenses:
Research and development	20,540	14,652	37,818	30,966
General and administrative	6,191	5,180	11,425	10,862
Total operating expenses	26,731	19,832	49,243	41,828
Loss from operations	(26,731)	(18,531)	(49,243)	(40,294)

Other income (expense), net:
Interest income	1,479	301	2,954	332
Change in fair value of Contingent Earnout Liability	3,627	56,353	(10,564)	59,611
Employee retention credit	3,107	—	3,107	—
Loss on extinguishment of debt	(2,421)	—	(2,421)	—
Change in fair value of derivative liabilities	(57)	233	(99)	307
Interest expense	(1,710)	(1,488)	(3,409)	(2,920)
Total other income (expense), net	4,025	55,399	(10,432)	57,330
Net income (loss) and comprehensive income ( loss)	$(22,706)	$36,868	$(59,675)	$17,036

Net income (loss) per share attributable to common stockholders, basic	$(0.22)	$0.36	$(0.58)	$0.17
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, basic	103,361,501	103,005,651	103,312,785	103,004,874

Net income (loss) per share attributable to common stockholders, diluted	$(0.22)	$0.35	$(0.58)	$0.16
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, diluted	103,361,501	103,908,440	103,312,785	103,923,138
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in thousands except for share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	103,229,013	$10	$543,456	$(426,538)	$116,928
Proceeds from the exercise of stock options	100,158	—	119	—	119
Stock-based compensation	—	—	1,809	—	1,809
Net loss	—	—	—	(36,969)	(36,969)
Balance as of March 31, 2023	103,329,171	$10	$545,384	$(463,507)	$81,887
Proceeds from the exercise of stock options	79,077	—	95	—	95
Stock-based compensation	—	—	1,841	—	1,841
Net loss	—	—	—	(22,706)	(22,706)
Balance as of June 30, 2023	103,408,248	$10	$547,320	$(486,213)	$61,117

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	103,003,646	$10	$536,737	$(414,573)	$122,174
Proceeds from the exercise of stock options	926	—	1	—	1
Stock-based compensation	—	—	1,547	—	1,547
Net loss	—	—	—	(19,832)	(19,832)
Balance as of March 31, 2022	103,004,572	$10	$538,285	$(434,405)	$103,890
Proceeds from the exercise of stock options	2,231	—	11	—	11
Stock-based compensation	—	—	1,491	—	1,491
Net income	—	—	—	36,868	36,868
Balance as of June 30, 2022	103,006,803	$10	$539,787	$(397,537)	$142,260

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(59,675)	$17,036
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	3,026	3,032
Stock-based compensation expense	3,650	3,038
Change in fair value of Contingent Earnout Liability	10,564	(59,611)
Loss on extinguishment of debt	2,421	—
Non-cash interest expense	737	—
Change in fair value of derivative liabilities	99	(307)
Loss on disposal of property and equipment	9	—
Amortization expense	1,030	1,029
Non-cash operating lease costs	24	22
Amortization of SVB debt discount	482	771
Changes in operating assets and liabilities:
Accounts receivable	31	(1,125)
Prepaid expenses and other current assets	(3,660)	968
Accounts payable	766	374
Accrued expenses	(724)	(571)
Operating lease obligation	(24)	(22)
Net cash used in operating activities	(41,244)	(35,366)

Cash flows from investing activities
Proceeds from maturity of short-term investments (certificates of deposit)	2,107	8,000
Purchase of property and equipment	(1,637)	(156)
Purchase of short-term investments (certificates of deposit)	—	(8,000)
Net cash provided by (used in) investing activities	470	(156)

Cash flows from financing activities
Proceeds from revenue interest purchase agreement, net of issuance costs	39,377	—
Payments of transaction costs related to revenue interest purchase agreement	(1,164)	—
Principal payments on SVB loan	(31,500)	—
Payments for debt prepayment and extinguishment costs	(310)	—
Proceeds from the exercise of stock options	214	12
Proceeds from JDRF Agreement	80	—
Payments of finance lease principal	(1,091)	(957)
Net cash provided by (used in) financing activities	5,606	(945)

Net decrease in cash and cash equivalents	(35,168)	(36,467)
Cash and cash equivalents at the beginning of the period	149,772	217,502
Cash and cash equivalents at the end of the period	$114,604	$181,035

Supplemental disclosure:
Cash paid for interest on SVB loan	$1,613	$1,165

Supplemental disclosure of noncash activities:
Purchase of property and equipment in accounts payable and accrued expenses	$37	$90
Contingent derivative liability related to revenue interest liability	$2,354	$—
Unpaid transaction costs related to revenue interest purchase agreement	$286	$—

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
Concurrently with the execution of the Merger Agreement, certain investors (the “PIPE Investors”) purchased an aggregate of 17,500,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock” and such shares purchased by the PIPE Investors, the “PIPE Shares”), in a private placement for an aggregate purchase price of $175 million (the “PIPE Financing”). The Company received $242.4 million in proceeds from the Merger and related PIPE Financing, and incurred $3.9 million of transaction costs, consisting of banking, legal, and other professional fees.
Liquidity and Going Concern
Since its inception in 2004, the Company has generated no product revenue and has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the Reverse Recapitalization, borrowings under loan facilities, proceeds from a revenue interest purchase agreement and, to a lesser extent, through governmental and other grants. At June 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $486.2 million and $426.5 million, respectively. The Company’s operating losses were $49.2 million and $40.3 million for the six months ended June 30, 2023 and 2022, respectively. Net cash flows used in operating activities were $41.2 million and $35.4 million during the six months ended June 30, 2023 and 2022, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.
As of June 30, 2023, the Company had cash and cash equivalents of $114.6 million. The Company believes its cash and cash equivalents on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the issuance date of these interim financial statements. Adequate capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, it could be forced to delay, reduce, suspend or cease its research and development programs or any future commercialization efforts, which would have a negative impact on its business, prospects, operating results and financial condition.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include stock-based compensation costs, right-of-use assets, accruals for research and development activities, contingent earnout liability, revenue interest liability, derivative liabilities, fair value of common stock warrants and income taxes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and its results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or any other period. The December 31, 2022 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.
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
Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. None of these reclassifications had a material impact on the Company’s condensed consolidated financial statements.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments consisting of certificates of deposit (“CDs”). As of June 30, 2023 and December 31, 2022, there were no material cash balances in excess of balances insured by the Federal Deposit Insurance Corporation (“FDIC”). As of both June 30, 2023 and December 31, 2022, the Company had cash equivalents in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies.
As of December 31, 2022, the Company had approximately $10.1 million in CDs. These cash deposits were deposited at a bank that is a member of the Certificate of Deposit Account Registry Service (“CDARS”), in which large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Those members issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance. As of December 31, 2022, the Company classified $8.0 million of its CDs as cash and cash equivalents and $2.1 million of its CDs as short-term investments on its condensed consolidated balance sheet. The Company did not have any CDs as of June 30, 2023.
Employee Retention Credit
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided refundable employee retention credits, which could be used to offset payroll tax liabilities. Under the provisions of the extension of the CARES Act, the Company qualified for the employee retention credit for the first three quarters of 2021, and the Company applied for the credit in February 2023. As there is no authoritative guidance under U.S. GAAP for accounting for grants to for-profit business entities, the Company accounted for the grant by applying Accounting Standards Codification (“ASC”) 450, Contingencies. The Company recognized an employee retention credit receivable of $3.1 million as of June 30, 2023 in prepaid expenses and other current assets on the condensed consolidated balance sheet, after the Company received notices from the Internal Revenue Service specifying the amount of the credit receivable, and all uncertainties were resolved regarding receipt of the credit. The Company recognized the employee retention credit during the three and six months ended June 30, 2023 as a component of other income (expense), net on the condensed consolidated statement of operations and comprehensive income (loss).
Revenue Interest Liability
On May 12, 2023, Humacyte, Inc. and Global entered into a Revenue Interest Purchase Agreement (the “Purchase Agreement”) with two purchasers, both affiliates of Oberland Capital Management LLC (the “Purchasers”), and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers. The revenue interest liability associated with the Purchase Agreement is presented net of a debt discount comprised of issuance costs, transaction costs, the fair value of a freestanding option agreement related to the Purchase Agreement, and the fair value of embedded derivatives requiring bifurcation on the condensed consolidated balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level and expected timing of forecasted net sales. If the level and timing of any forecasted net sales and related payments change, the Company will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs on a quarterly basis.
Contingent Derivative Liability
The Purchase Agreement contains certain features that meet the definition of embedded derivatives requiring bifurcation as a separate compound financial instrument apart from the Revenue Interest Liability. The contingent derivative liability related to the Put Option, as defined in Note 6 — Revenue Interest Purchase Agreement, was initially measured at fair value upon issuance and is subject to remeasurement at each reporting period with changes in fair value recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss), classified in change in fair value of derivative liabilities.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
JDRF Award
On April 1, 2023, the Company entered into an Industry Discovery and Development Partnership Agreement with JDRF International (“JDRF,” and such agreement, the “JDRF Agreement”) to further develop and perform preclinical testing of the Biovascular Pancreas (“BVP”), a product candidate designed to deliver insulin-producing islets using the HAV as a means of treating patients with type 1 diabetes. According to the terms of the JDRF Agreement, JDRF will provide funding up to $0.8 million (“JDRF Award”) based on the achievement of certain research and development milestones related to our BVP. The JDRF Agreement refers to the total cumulative payments the Company has received from JDRF as of any point in time as the “Actual Award.”
The Company received the first milestone payment of $80 thousand in April 2023 upon execution of the JDRF Agreement. The Company determined that the JDRF Actual Award payments are to be classified as long-term debt under ASC 470, Debt in the condensed consolidated balance sheets. The JDRF liability related to the Actual Award payments is reported at amortized cost, and as of June 30, 2023 the carrying value is $59 thousand and is included in other long-term liabilities in the condensed consolidated balance sheet.
The derivative liability related to the Disposition Payment, as defined in Note 3, was initially measured at fair value upon issuance and is subject to remeasurement at each reporting period with changes in fair value recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss), classified in change in fair value of derivative liabilities. See Note 3 — Fair Value Measurements for further information.
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
The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2023	2022	2023	2022

Numerator:
Net income (loss) attributable to common shareholders	$(22,706)	$36,868	$(59,675)	$17,036

Denominator:
Weighted-average common shares outstanding - basic	103,361,501	103,005,651	103,312,785	103,004,874
Dilutive effect of assumed conversion of options to purchase common stock	—	902,789	—	918,264
Weighted-average common shares outstanding - diluted	103,361,501	103,908,440	103,312,785	103,923,138

Net income (loss) attributable to common shareholders - basic	$(0.22)	$0.36	$(0.58)	$0.17
Net income (loss) attributable to common shareholders - diluted	$(0.22)	$0.35	$(0.58)	$0.16

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following potential shares of Common Stock were excluded from the computation of diluted net income (loss) per share for each period because including them would have had an antidilutive effect.

	Three and Six Months Ended June 30,
	2023	2022

Exercise of options under stock plan	7,263,434	5,347,250
Warrants to purchase Common Stock	5,588,506	5,588,506
The 15,000,000 Contingent Earnout Shares, as defined in Note 8, are excluded from the anti-dilutive table for all periods presented, as such shares are contingently issuable until the share price of the Company exceeds specified thresholds that have not yet been achieved, or upon the occurrence of a change in control. The Option Agreement, as defined in Note 6 — Revenue Interest Purchase Agreement, is excluded from the anti-dilutive table for the three and six months ended June 30, 2023, based on the Company’s assumption that the Option Agreement will not be exercised unless the Company’s stock price exceeds $7.50 per share, the minimum purchase price under the Option Agreement.
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
Recently Adopted Accounting Pronouncements
The Company did not adopt any new standards or updates issued by the Financial Accounting Standards Board (the “FASB”) during the six months ended June 30, 2023 that had a material impact on the Company’s condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
The Company reviewed all recently issued accounting pronouncements through June 30, 2023 and concluded that they were not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Certificates of deposit were carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value based on Level 2 inputs. The carrying values of other receivables, accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022 approximated their fair values due to the short-term nature of these items.
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
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

($ in thousands)	Fair Value Measured as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$114,279	$—	$—	$114,279
Total financial assets	$114,279	$—	$—	$114,279
Liabilities:
Contingent Earnout Liability	$—	$—	$38,457	$38,457
Contingent derivative liability	—	—	2,392	2,392
Private Placement Warrants liability	—	—	158	158
Option Agreement liability	—	—	38	38
JDRF Agreement derivative liability	—	—	28	28
Total financial liabilities	$—	$—	$41,073	$41,073

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

($ in thousands)	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$141,159	$—	$—	$141,159
Cash equivalents (certificates of deposit)	—	8,000	—	8,000
Short-term investments (certificates of deposit)	—	2,107	—	2,107
Total financial assets	$141,159	$10,107	$—	$151,266
Liabilities:
Contingent Earnout Liability	$—	$—	$27,893	$27,893
Private Placement Warrants liability	—	—	80	80
Total financial liabilities	$—	$—	$27,973	$27,973
The fair value of the Contingent Earnout Liability, Private Placement Warrants liability (as defined in Note 8 — Stockholders’ Equity), Contingent derivative liability related to the Put Option (as defined in Note 6 — Revenue Interest Purchase Agreement and discussed below), Option Agreement liability (as defined in Note 6 — Revenue Interest Purchase Agreement), and the derivative liability associated with the JDRF Agreement Disposition Payment are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair values of the Private Placement Warrants liability, the Option Agreement liability and the derivative liability associated with the JDRF Agreement Disposition Payment, are included in other long-term liabilities on the condensed consolidated balance sheets.
Contingent Earnout Liability
The following table presents a summary of the changes in the fair value of the Contingent Earnout Liability:

($ in thousands)	Contingent Earnout Liability
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Fair value as of beginning of period	$(42,084)	$(100,402)	$(27,893)	$(103,660)
Change in fair value included in other income (expense), net	3,627	56,353	(10,564)	59,611
Fair value as of end of period	$(38,457)	$(44,049)	$(38,457)	$(44,049)

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In determining the fair value of the Contingent Earnout Liability, the Company used the Monte Carlo simulation value model using a distribution of potential outcomes on a monthly basis over a 10-year period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 8 — Stockholders’ Equity). Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.
Private Placement Warrants Liability
The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability:

	Private Placement Warrants
	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022

Fair value as of beginning of period	$(122)	$(423)	$(80)	$(497)
Change in fair value included in other income (expense), net	(36)	233	(78)	307
Fair value as of end of period	$(158)	$(190)	$(158)	$(190)
In determining the fair value of the Private Placement Warrants liability, the Company used the Monte Carlo simulation valuation model to estimate the fair value utilizing assumptions including the current Company stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 8 — Stockholders’ Equity).
Derivative liabilities
Contingent derivative liability
The debt pursuant to the Purchase Agreement contains an embedded derivative related to the Put Option, as defined in Note 6, requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” methodology. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at May 12, 2023 and June 30, 2023. In determining the fair value of the contingent derivative liability, the Company used the Monte Carlo simulation value model using a distribution of potential outcomes on a monthly basis over a 10-year period. The estimated probability and timing of underlying events triggering the exercisability of the put option contained within the Purchase Agreement, forecasted cash flows and the discount rates are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of both May 12, 2023 and June 30, 2023, the discount rates used to calculate the value of the contingent derivative liability were 12.7% to calculate the present-value of the revenue forecast and 12.1% to calculate the present-value of the payoff of the Put Option.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents a summary of the changes in the fair value of the contingent derivative liability, which is classified as a Level 3 financial instrument.

($ in thousands)	Three and Six Months Ended June 30, 2023

Fair value as of beginning of period	$—
Initial fair value of contingent derivative liability	(2,354)
Change in fair value included in other income (expense), net	(38)
Fair value as of end of period	$(2,392)
JDRF derivative liability
In the event of a license, sale or transfer of the Company’s rights to the product’s technology identified in the JDRF Agreement or a change of control transaction, the Company is obligated to pay JDRF a payment equal to 10% of any license or purchase price payments received by the Company up to an amount equal to four times the Actual Award (the “Royalty Cap”), less any previous royalty payments paid towards the Royalty Cap (the “Disposition Payment”).
The Disposition Payment was determined to meet the definition of an embedded derivative requiring bifurcation. The Company estimated the fair value of the Disposition Payment by performing an analysis of the Disposition Payment under different scenarios, based on the Actual Award of $80 thousand as of June 30, 2023 and a Royalty Cap of $320 thousand. The estimated probability and timing of a change in control event triggering the Disposition Payment and the discount rates are significant unobservable inputs used to determine the estimated fair value of the Disposition Payment. As of June 30, 2023, the discount rate used to calculate the value of the Disposition Payment is 19.4%. The Company assessed the fair value of the Disposition Payment at $28 thousand as of June 30, 2023, which is classified as a component of other long-term liabilities on the condensed consolidated balance sheet.
4. Property and Equipment, Net
Property and equipment, net consist of the following:

($ in thousands)	June 30, 2023	December 31, 2022

Scientific and manufacturing equipment	$28,107	$27,821
Computer equipment	125	167
Software	506	209
Furniture and fixtures	970	988
Leasehold improvements	26,351	26,355
Construction in progress	1,417	680
	57,476	56,220
Accumulated depreciation	(28,933)	(26,181)
Property and equipment, net	$28,543	$30,039
Depreciation expense totaled $1.5 million and $3.0 million for both the three and six months ended June 30, 2023 and 2022, respectively. All long-lived assets are maintained in the United States.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Accrued Expenses
Accrued expenses consisted of the following:

($ in thousands)	June 30, 2023	December 31, 2022

Accrued external research, development and manufacturing costs	$2,230	$2,437
Accrued employee compensation and benefits	3,656	4,227
Accrued professional fees	685	444
Total	$6,571	$7,108
6. Revenue Interest Purchase Agreement
Revenue Interest Purchase Agreement
On May 12, 2023, Humacyte, Inc. and Global entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing with respect to the further development and commercialization of the Company’s HAV, to repay the Company’s credit facility with SVB, and for other general corporate purposes. Pursuant to the Purchase Agreement, on May 12, 2023, the Purchasers purchased certain revenue interests (the “Revenue Interests”) from Global in exchange for an aggregate investment amount of up to $150.0 million (the “Investment Amount”). On May 12, 2023, the Company received an initial payment of $40.0 million, less certain transaction expenses, which was used to repay in full the Company’s existing obligations under the Loan Agreement with SVB. The Company will also be entitled to receive up to approximately $110.0 million in subsequent installments subject to the terms and conditions set forth in the Purchase Agreement, as follows: (i) $20.0 million upon the Company’s biologics license application (“BLA”) for an indication in vascular trauma being accepted on or prior to March 31, 2024, (ii) $40.0 million, at the Company’s option, upon the Company receiving FDA approval of the HAV for the vascular trauma indication on or prior to December 31, 2024 and (iii) $50.0 million, at the Company’s option, upon reaching $35.0 million trailing worldwide three-month net sales any time prior to December 31, 2025. Each tranche is dependent on the satisfaction of the conditions and receipt of funds from the previous tranche.
Pursuant to the Purchase Agreement, the Revenue Interests entitle the Purchasers to receive a royalty initially equal to 7.5% (the “Rate”) of global net sales of the Company’s products (subject to a lower rate for net sales by specified licensees outside the United States), to be paid on a calendar quarterly basis (the “Revenue Interest Payments”).
If the Purchasers do not receive cumulative Revenue Interest Payments equal to 100% of the amount funded to date (the “Cumulative Purchaser Payments”) by the last business day of 2028 (the “Test Date”), the Rate will increase to a rate that, had such increased rate applied during the period from May 12, 2023 through the Test Date, would have provided the Purchasers with cumulative Revenue Interest Payments equal to the Cumulative Purchaser Payments as of the Test Date. Additionally, Global will be required to pay the Purchasers an amount equal to 100% of the Cumulative Purchaser Payments as of the Test Date less the total Revenue Interest Payments made by Global to the Purchasers under the Purchase Agreement as of the Test Date. Global’s obligation to make Revenue Interest Payments terminates on the date on which the Purchasers have received Revenue Interest Payments of 150% of the Cumulative Purchaser Payments unless the Purchase Agreement is terminated earlier due to the Purchaser’s exercise of a Put Option, the Company’s exercise of a call option, or by mutual consent. However, if the Purchasers have not received such Revenue Interest Payments as of such date, the Purchase Agreement will instead terminate on the date on which the Purchasers receive Revenue Interest Payments of 195% of the Cumulative Purchaser Payments.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. As of June 30, 2023, the Company was in compliance with all covenants.
The Company has provided a parent company guaranty to guarantee the payment in full of the obligations under the Purchase Agreement. The Company’s obligations under the parent company guaranty and Global’s obligations under the Purchase Agreement and the Revenue Interests are secured by a perfected security interest on substantially all of the Company’s and Global’s assets.
The Purchase Agreement is considered a sale of future revenues and accounted for as long-term debt recorded at amortized cost using the effective interest rate method.
As of June 30, 2023, $36.2 million was recorded as a revenue interest liability on the accompanying condensed consolidated balance sheets (net of transaction costs, the fair value allocated to the Option Agreement and the fair value of the bifurcated contingent derivative liability). The revenue interest liability is based on the Company’s contractual repayment obligation to the Purchasers, based on the current estimates of future revenues, over the life of the Purchase Agreement. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level and expected timing of forecasted net sales. The estimated effective annual interest rate as of June 30, 2023 was 15.3%. The Company will evaluate the interest rate quarterly based on its current net sales forecasts. If the level and timing of any forecasted net sales and related payments change, the Company will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs. The Company recorded $0.7 million in interest expense related to the Purchase Agreement for the three and six months ended June 30, 2023.
The Put Option under the Purchase Agreement that is exercisable by the Purchasers upon certain contingent events was determined to be an embedded derivative requiring bifurcation and separately accounted for as a single compound derivative instrument. The Company recorded the initial fair value of the derivative liability of $2.4 million as a debt discount, which will be amortized to interest expense over the expected term of the debt using the effective interest method. See Note 3 — Fair Value Measurements for a further discussion of the fair value of the contingent derivative liability associated with the Put Option.
As of June 30, 2023, the Company had incurred $2.1 million of issuance and transaction costs in connection with the Purchase Agreement, which were capitalized to debt discount and are being amortized to interest expense over the estimated term of the debt.
Revenue Interest Payments made as a result of the Company’s net product sales will reduce the revenue interest liability. During the three and six months ended June 30, 2023, the Company did not record any product sales revenue.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the revenue interest liability activity during the three and six months ended June 30, 2023:

($ in thousands)
Revenue interest liability at inception	$—
Proceeds from revenue interest purchase agreement, gross	40,000
Less issuance costs	(623)
Proceeds from revenue interest purchase agreement, net	39,377
Transaction costs paid	(1,164)
Debt discount from embedded contingent derivative liability	(2,354)
Debt discount from fair value of Option Agreement	(55)
Interest expense recognized	730
Transaction costs accrued at June 30, 2023	(286)
Revenue interest liability at June 30, 2023	$36,248
Option Agreement
In connection with the Purchase Agreement, the Company also entered into an option agreement with TPC Investments III LP and TPC Investment Solutions LP (the “Option Agreement”), which gives TPC Investments III LP and TPC Investment Solutions LP (the “Holders”) the right to purchase, in the aggregate, up to $10.0 million worth of shares of common stock of the Company (the “Option”) at a purchase price per share equal to the greater of $7.50, or the 15 day volume-weighted average price as of the exercise date, exercisable in cash only at any time prior to the earlier of (i) December 31, 2026 and (ii) the closing date of a corporate reorganization. The Holders also received certain registration rights relating to the shares underlying the Option pursuant to the Option Agreement.
The Option granted to the Holders represents a freestanding instrument separate from the purchaser commitments outlined in the Purchase Agreement. The Option Agreement does not qualify for the equity contract scope exception under ASC 815-40 and the Company recorded the Option as a liability (“Option Agreement liability”) on the condensed consolidated balance sheet at an initial fair value of $55 thousand, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations and comprehensive income (loss) at each reporting date.
7. Debt
Pursuant to the Purchase Agreement, on May 12, 2023, $40.0 million, less certain transaction expenses, was funded to the Company, which was used to repay in full the Company’s existing obligations under its term loan agreement with Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P., entered into on March 30, 2021, as amended in June 2021 and September 2021 (the “Loan Agreement”).
The Loan Agreement provided a term loan facility of up to $50.0 million with a maturity date of March 1, 2025. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver. On March 13, 2023, the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service, FDIC-operated bridge bank, Silicon Valley Bridge Bank, N.A. (“SVBB”). SVBB assumed all loans that were previously held by SVB. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC, including the Loan Agreement.
The Company’s obligations under the Loan Agreement were secured by substantially all of its assets except for its intellectual property. The Loan Agreement provided that the term loans were distributed in tranches. The initial term loan tranche of $20.0 million was drawn on March 31, 2021, and on October 13, 2021, the Company borrowed an additional $10.0 million under the Loan Agreement. Borrowings under the Loan Agreement were accounted for net of issuance costs which were accreted to interest expense over the term of the loan using the effective interest method.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Borrowings bore interest at the greater of 7.5% or the Wall Street Journal Prime Rate plus 4.25%. Interest only payments on the principal amount outstanding were due monthly beginning in the first month after the loan was dispersed. The term loans could only be prepaid in full, and such prepayment required 30 days’ advance notice and was subject initially to a prepayment fee of 3.00% that was decreased to 2.00% after March 30, 2022 (with a further decrease to 1.00% after March 30, 2023).
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
The fair value of warrants ($3.3 million), a 5% final payment fee ($1.5 million) and debt issuance costs ($0.3 million) were being accreted to interest expense over the term of the loan using the effective interest method.
In connection with the termination of the Loan Agreement, the Company paid a prepayment premium of $0.3 million and recorded a loss on extinguishment of debt of $2.4 million during the three and six months ended June 30, 2023 in other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss). The loss on extinguishment of debt consists of the prepayment premium, the unamortized debt discount and issuance costs and the unaccreted final payment fee.
8. Stockholders’ Equity
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
As of June 30, 2023, the Company’s Second Amended and Restated Certificate of Incorporation authorized the Company to issue 250,000,000 shares of Common Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares then outstanding or reserved for issuance) by the affirmative vote of the holders of a majority of the capital stock of the Company entitled to vote and may require a separate class vote of the Common Stock.
The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through June 30, 2023, no dividends have been declared.
The holders of Common Stock are entitled to one vote for each share held with respect to all matters voted on by the common stockholders of the Company.
In the event of a reorganization of the Company, after payment to any preferred stockholders of their liquidation preferences, holders of Common Stock are entitled to share ratably in all remaining assets of the Company.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2023, the Company had reserved Common Stock for future issuances as follows:

	June 30, 2023
Common stock reserved for Contingent Earnout Shares	15,000,000
Common stock reserved for Option Agreement	1,333,334	1
Exercise of options outstanding under stock plans	7,263,434
Options available for issuance under stock plans	6,461,700
Shares available for grant under ESPP	1,030,033
Warrants to purchase Common Stock	5,588,506
	36,677,007
___________________________
(1)Assumes the exercise of the entire Option as provided for in the Option Agreement at the minimum purchase price of $7.50 per share.
Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 20,000,000 shares designated as preferred stock and none were outstanding as of June 30, 2023 and December 31, 2022.
Warrants
The Company had the following Common Stock warrants outstanding as of June 30, 2023 and December 31, 2022:

Common Stock Warrants Outstanding

Legacy Humacyte Common Stock Warrants	411,006
Private Placement Warrants	177,500
Public Warrants	5,000,000
Total Common Stock Warrants	5,588,506
See Note 7 — Debt for a discussion of Common Stock warrants issued in conjunction with the Company’s Loan Agreement in 2021 (such warrants, “Legacy Humacyte Common Stock Warrants”). There were no issuances, exercises or expirations of warrants during the six months ended June 30, 2023 or June 30, 2022.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Private Placement Warrants were initially recognized as a liability on the Closing Date, at a fair value of $0.6 million and the estimated fair value of the Private Placement Warrants at December 31, 2022 was $0.1 million. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Private Placement Warrants during the three and six months ended June 30, 2023 and 2022. The remeasurement of the Private Placement Warrant liability to a fair value of $0.2 million as of June 30, 2023 resulted in non-cash losses of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively, compared to non-cash gains of $0.2 million and $0.3 million for the three and six months ended June 30, 2022. The remeasurement of the Private Placement Warrant liability is classified within Change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive income (loss).
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo simulation value model:

	June 30, 2023	December 31, 2022
Market price of public stock	$2.86	$2.11
Exercise price	$11.50	$11.50
Expected term (years)	3.16	3.65
Expected share price volatility	90.5%	78.3%
Risk-free interest rate	4.46%	4.14%
Estimated dividend yield	0%	0%

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Contingent Earnout Liability during the three and six months ended June 30, 2023 and 2022. The remeasurement of the Contingent Earnout Liability to a fair value of $38.5 million as of June 30, 2023 resulted in a non-cash gain of $3.6 million, and a non-cash loss of $10.6 million for the three and six months ended June 30, 2023, respectively, compared to non-cash gains of $56.4 million and $59.6 million for the three and six months ended June 30, 2022, respectively. The remeasurement of the Contingent Earnout Liability is classified within Change in fair value of Contingent Earnout Liability in the condensed consolidated statements of operations and comprehensive loss. The assumptions utilized in the calculations of fair value were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield.
Assumptions used in the valuations are described below:

	June 30, 2023	December 31, 2022
Current stock price	$2.86	$2.11
Expected share price volatility	87.9%	89.0%
Risk-free interest rate	3.81%	3.88%
Estimated dividend yield	0%	0%
Expected term (years)	10.00	10.00
9. Stock-based Compensation
At Closing, the 2021 Long-Term Incentive Plan, (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan, (the “ESPP”), became effective. As of June 30, 2023, 6,461,700 and 1,030,033 shares of Common Stock were available under the 2021 Plan and ESPP, respectively. The 2021 Plan and ESPP provide that on January 1 of each year commencing January 1, 2022, the 2021 Plan and the ESPP reserve will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of the Company’s Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. In both December 2021 and 2022, the Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the 2021 Plan or the ESPP on either January 1, 2022 or January 1, 2023.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, no further awards may be granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise remain in effect pursuant to their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of June 30, 2023, 3,363,101, 3,594,943 and 305,390 shares of Common Stock remain reserved for outstanding options issued under the 2021 Plan, the 2015 Plan and the 2005 Plan, respectively.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company estimated the fair value of the stock options on the date of grant using the following weighted average assumptions in the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Estimated dividend yield	0%	0%	0%	0%
Expected share price volatility	88.9% (88.8% to 88.9%)	93.9% (89.0% to 99.8%)	88.8% (88.6% to 88.9%)	95.5% (89.0% to 100.0%)
Risk-free interest rate	3.86% (3.86% to 3.87%)	2.86% (2.53% to 3.23%)	3.78% (3.58% to 3.87%)	2.61% (1.89% to 3.23%)
Expected term of options (in years)	6.25	6.25	6.25	6.25
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
At June 30, 2023, there were 6,461,700 options remaining available for grant under the 2021 Plan. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any awards available for grant under the 2021 Plan.
The following table shows a summary of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Research and development	$480	$185	$901	$466
General and administrative	1,361	1,306	2,749	2,572
Total	$1,841	$1,491	$3,650	$3,038
As of June 30, 2023, unrecognized stock-based compensation cost for options was $10.3 million and is expected to be recognized over a weighted-average period of 2.4 years.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A summary of option activity under the Company’s stock option plans during the six months ended June 30, 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2022	7,203,874	$5.90	7.5	$429
Granted	436,750	$3.47
Exercised	(179,235)	$1.19
Forfeited	(197,955)	$4.43
Options outstanding at June 30, 2023	7,263,434	$5.91	7.2	$632
Vested and exercisable, June 30, 2023	3,450,168	$6.88	5.3	$632
Vested and expected to vest, June 30, 2023	7,263,434	$5.91	7.2	$632
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of June 30, 2023. The Company’s effective federal and state tax rate for the three and six months ended June 30, 2023 and 2022 was 0%, primarily as a result of estimated net operating losses for the fiscal year to date offset by the increase in the valuation allowance against its deferred tax asset.
The Company did not record any income tax expense or benefit during the three and six months ended June 30, 2023 and 2022. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.
11. Commitments and Contingencies
Patent License Agreements
Duke University
In March 2006, the Company entered into a license agreement with Duke University (“Duke”), which was subsequently amended in 2011, 2014, 2015, 2018, 2019 and 2022. Under this license agreement, Duke granted the Company a worldwide, exclusive, sublicensable license to certain patents related to decellularized tissue engineering, referred to as the patent rights, as well as a non-exclusive license to use and practice certain know-how related to the patent rights. The relevant licensed patent on decellularization of tissue expired in 2021. The Company has agreed to use commercially reasonable efforts to develop, register, market and sell products utilizing the patent rights, referred to as the licensed products. Any services provided to a third party utilizing licensed products are referred to as licensed services. The Company has also agreed to meet certain benchmarks in its development efforts, including as to development events, clinical trials, regulatory submissions and marketing approval, within specified timeframes. Under the license agreement, Duke retains the right to use the patent rights for its own educational and research purposes, and to provide the patent rights to other non-profit, governmental or higher-learning institutions for non-commercial purposes without paying royalties or other fees.
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
Yale University
In February 2014, the Company entered into a license agreement with Yale University (“Yale”) that granted the Company a worldwide license to the patents related to coatings for small-diameter vessels to inhibit clotting (the “Small Diameter Vessel License Agreement”). The license granted under the Small Diameter Vessel License Agreement is exclusive in the field of engineered vascular tissues and tissues and extracellular matrix-based implants used for vascular repair, reconstruction and replacement (provided that all uses are vascular tissues within the range of 1 – 12mm in diameter), except that it was subject to Yale’s non-exclusive right, on behalf of itself and all other non-profit academic institutions, to use the licensed products for research, teaching, and other non-commercial purposes. The Company agreed to pay to Yale an annual maintenance fee, increasing between the first and fourth anniversaries of the Small Diameter Vessel License Agreement up to a maximum of less than $0.1 million per year for this license. In December 2022, in accordance with the terms of the Small Diameter Vessel License Agreement, the Company provided Yale with 90 days written notice of termination, effective March 21, 2023.
In August 2019, the Company entered into a license agreement with Yale that granted the Company a worldwide license to the patents related to the BVP (the “BVP License Agreement”). The license granted under the BVP License Agreement is exclusive in the field of engineered vascular tissues that deliver pancreatic islet cells to patients, except that it is subject to Yale’s non-exclusive right, on behalf of itself and all other non-profit academic institutions, to use the licensed products for research, teaching, and other non-commercial purposes. The Company has agreed to pay to Yale an annual maintenance fee, increasing between the first and fourth anniversaries of the BVP License Agreement up to a maximum of less than $0.1 million per year for this license.
In August 2019, the Company entered into a license agreement with Yale that granted the Company a worldwide license to the patents related to tubular prostheses (the “Tubular Prosthesis License Agreement”). The license granted under the Tubular Prosthesis License Agreement is exclusive in the field of engineered urinary conduits, engineered tracheas/airways, and engineered esophagi, except that it is subject to Yale’s non-exclusive right, on behalf of itself and all other non-profit academic institutions, to use the licensed products for research, teaching, and other non-commercial purposes. The Company has agreed to pay to Yale an annual maintenance fee, increasing between the first and fourth anniversaries of the Tubular Prosthesis License Agreement up to a maximum of less than $0.1 million per year for this license.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In connection with its entry into the Tubular Prosthesis License Agreement, the Company paid Yale upfront cash fees. The Company has also agreed to pay Yale:
•annual maintenance fees, increasing between the first anniversary of the Tubular Prosthesis License Agreement until the fifth anniversary for the Small Diameter Vessel License Agreement (through the termination of the agreement on March 21, 2023) and the BVP License Agreement and until the fourth anniversary for the Tubular Prostheses License Agreement up to a maximum of less than $0.1 million per year;
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
The BVP License Agreement and Tubular Prosthesis License Agreement expire on a country-by-country basis on the date on which the last of the patents in such country expires, lapses or is declared invalid. Yale may terminate the BVP License Agreement and Tubular Prosthesis License Agreement if the Company fails to (i) provide written diligence reports, (ii) provide commercially reasonable diligence plans, (iii) implement the plans in accordance with the obligations under the agreements, or (iv) reach certain research and development milestones within the scheduled timeframe set forth in the agreements; however, any such termination right would be limited in scope to the country to which such failure relates. Yale may also terminate for the Company’s non-payment, uncured material breach, failure to obtain adequate insurance, bringing or assisting in bringing of a patent challenge against Yale, abandonment of the research and development of the Company’s products or insolvency. The Company may terminate the BVP License Agreement and Tubular Prosthesis License Agreement (i) on 90 days’ prior written notice to Yale, provided the Company is not in breach of the license agreements and has made all required payments to Yale thereunder and (ii) on written notice to Yale following an uncured material breach. With respect to the BVP License Agreement, the Company’s rights under the agreement will also terminate automatically with respect to a patent application or patent within the licensed patents in a specified country if, upon receipt of written notice from Yale, the Company does not agree to pay the patent filing, prosecution and maintenance fees incurred by Yale for such patent applications or patents in the specified country. Under certain circumstances, Yale may, at its option, convert the exclusive licenses to non-exclusive licenses if the Company declines to initiate certain infringement or interference proceedings with respect to the licensed patents. The Company has agreed to indemnify Yale against certain third-party claims. Payments to Yale under the Small Diameter Vessel Licnse Agreement, BVP License Agreement and Tubular Prosthesis License Agreement were immaterial during the periods presented.
JDRF Agreement
On April 1, 2023, the Company entered into the JDRF Agreement to further develop and perform preclinical testing of the BVP, as discussed in Note 2 — Summary of Significant Accounting Policies. According to the terms of the JDRF Agreement, JDRF will provide funding up to $0.8 million based on the achievement of certain research and development milestones. The Company received the first milestone payment of $80 thousand in April 2023 upon execution of the agreement.
In accordance with the JDRF Agreement, the Company has agreed to pay JDRF:
•a one-time royalty in an amount equal to four times the Actual Award, to be paid in three equal installments following the first commercial sale of any product containing the Company’s technology identified in the JDRF Agreement;
•an additional royalty equal to the Actual Award at a specified payment date after net sales exceed $250 million; and

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
•in the event of a license, sale or transfer of the Company’s rights to the product’s technology identified in the JDRF Agreement or a change of control transaction, a payment equal to 10% of any license or purchase price payments received by the Company up to the Royalty Cap, less any previous royalty payments paid towards the Royalty Cap.
The JDRF Agreement expires on the date on which the Company has paid all of the royalty payments described above. Either party may terminate the JDRF Agreement for cause by providing the other party with written notice and allowing the other party 30 days to cure such breach. JDRF may terminate the JDRF Agreement without cause by providing 90 days’ notice to the Company at any time after April 1, 2024. Royalties on previously received milestone payments would remain due after a termination by JDRF without cause.
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
12. Related Party Transactions
Fresenius Medical Care investments and distribution agreement
In June 2018, the Company completed a $150 million financing transaction pursuant to which Fresenius Medical Care purchased shares of series D redeemable convertible preferred stock that at the Closing converted into 15,812,735 shares of Common Stock. In August 2021, Fresenius Medical Care invested $25 million as part of the PIPE Financing and received an additional 2.5 million shares of Common Stock.
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
During the three and six months ended June 30, 2023, the Company paid approximately $0.2 million and $0.3 million, respectively, for clinical research services to Frenova Renal Research, a subsidiary of Fresenius Medical Care.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Arrangements with Yale University
The Company’s President and Chief Executive Officer, Laura Niklason M.D., PhD., serves as an Adjunct Professor in Anesthesia at Yale University. As of June 30, 2023 and December 31, 2022, the Company was a party to license agreements with Yale University as described in Note 11 — Commitments and Contingencies, above.
The following table shows a summary of related party expenses included in the statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
License expenses	$55	$—	$55	$50
Other	1	6	4	8
Total	56	6	59	58

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
We are currently conducting Phase 2 and Phase 3 trials of our 6 millimeter HAV across two therapeutic indications, vascular trauma and AV access for hemodialysis, as well as continuing long-term follow up of patients in our Phase 2 PAD studies. We were granted Fast Track designation by the FDA for our 6 millimeter HAV for use in AV access for hemodialysis in 2014. We also received the first Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA, for the creation of vascular access for performing hemodialysis, in March 2017. In May 2023, we were granted the RMAT designation for the HAV for urgent arterial repair following extremity vascular trauma. In addition, in 2018 our HAV product candidate was assigned a priority designation by the Secretary of Defense under Public Law 115-92, enacted to expedite the FDA’s review of products that are intended to diagnose, treat or prevent serious or life-threatening conditions facing American military personnel. Upon completion of our Phase 3 trials and dependent upon clinical results, we intend to submit a BLA to the FDA for an indication in vascular trauma and AV access for hemodialysis. In March 2023 we announced completion of enrollment of our Phase 3 trial of the HAV for use in AV access for hemodialysis. As this trial has a one-year follow-up period, we expect results from the trial to be available in 2024. In July 2023 we announced completion of enrollment of our Phase 2/3 trial in extremity vascular trauma, a trial for which its primary analysis is based on a 30-day follow-up period. We plan to release the results of the Phase 2/3 trial, pending the outcome of the primary analysis, and file a BLA for an indication in extremity vascular trauma with the FDA before the end of 2023.
We have generated no product revenue and incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $486.2 million and $426.5 million, respectively, and working capital of $109.2 million and $134.6 million, respectively. Our operating losses were approximately $26.7 million and $49.2 million for the three and six months ended June 30, 2023, respectively, and $18.5 million and $40.3 million for the three and six months ended June 30, 2022, respectively.
Net cash flows used in operating activities were $41.2 million and $35.4 million during the six months ended June 30, 2023 and 2022, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we advance our product candidates.
As of June 30, 2023, we had cash and cash equivalents of $114.6 million. We believe our cash and cash equivalents on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this assessment.
Our need for additional capital will depend in part on the scope and costs of our development and commercial manufacturing activities. To date, we have not generated any revenue from the sale of commercialized products. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Until such time, if ever, we expect to finance our operations through the use of existing cash and cash equivalents, the sale of equity or debt, proceeds from the Purchase Agreement, borrowings under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See “Risk Factors” for additional information.
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

Recent Developments
Revenue Interest Purchase Agreement
On May 12, 2023, we entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing in respect to the further development and commercialization of our HAV, to repay our credit facility with SVB, and for other general corporate purposes. Pursuant to the Purchase Agreement, the Purchasers have agreed to pay us an aggregate investment amount of up to $150.0 million. Under the terms of the Purchase Agreement, $40.0 million of the Investment Amount, less certain transaction expenses, was funded on May 12, 2023, which was used to repay in full and retire our indebtedness under the Loan Agreement, with the remaining proceeds funded to the Company. See Note 6 — Revenue Interest Purchase Agreement to the condensed consolidated financial statements for additional details about this financing transaction.
JDRF Agreement
On April 1, 2023, we entered into the JDRF Agreement to further develop and perform preclinical testing of the BVP, a product candidate designed to deliver insulin-producing islets using the HAV as a means of treating patients with type 1 diabetes. According to the terms of the JDRF Agreement, JDRF will provide funding up to $0.8 million based on the achievement of certain research and development milestones. See Note 11 — Commitments and Contingencies to the condensed consolidated financial statements for additional details about this agreement.
Components of Results of Operations
Revenue
To date, we have not generated revenue from the sale of any products. All of our revenue has been derived from government and other grants. From inception through June 30, 2023 we have been awarded grants, including grants from the California Institute of Regenerative Medicine (“CIRM”), the National Institutes of Health (“NIH”), and the DoD, to support our development, production scaling and clinical trials of our product candidates. We may generate revenue in the future from government and other grants, payments from future license or collaboration agreements and, if any of our product candidates receive marketing approval, from product sales. We expect that any revenue we generate will fluctuate from quarter to quarter. If we fail to complete the development of, or obtain marketing approval for, our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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

Other Income (Expense), Net
Total other income (expense), net consists of (i) the change in fair value of the Contingent Earnout Liability that was accounted for as a liability as of the date of the Merger, and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents and short-term investments, (iii) interest expense incurred on our Loan Agreement, Purchase Agreement and finance leases during the periods each were outstanding, (iv) the change in fair value of our derivative liabilities including the private placement Common Stock warrant liabilities related to the Private Placement Warrants, which we assumed in connection with the Merger; the liability related to our Option Agreement; and the derivative liability related to our JDRF Agreement, all of which are subject to remeasurement to fair value at each balance sheet date resulting in a non-cash gain or loss, (v) a loss on debt extinguishment related to the prepayment of our Loan Agreement in May 2023, and (vi) an employee retention credit we recognized in June 2023.
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Grant revenue	$—	$1,301	$(1,301)	(100)%

Operating expenses:
Research and development	20,540	14,652	5,888	40%
General and administrative	6,191	5,180	1,011	20%
Total operating expenses	26,731	19,832	6,899	35%
Loss from operations	(26,731)	(18,531)	(8,200)	44%

Other income (expense), net
Interest income	1,479	301	1,178	391%
Change in fair value of Contingent Earnout Liability	3,627	56,353	(52,726)	(94)%
Employee retention credit	3,107	—	3,107	100%
Loss on extinguishment of debt	(2,421)	—	(2,421)	(100)%
Interest expense	(1,710)	(1,488)	(222)	15%
Other income (expense), net	(57)	233	(290)	(124)%
Total other income (expense), net	4,025	55,399	(51,374)	(93)%
Net loss	$(22,706)	$36,868	$(59,574)	(162)%
Grant Revenue
There was no revenue for the three months ended June 30, 2023, compared to $1.3 million in revenue for the three months ended June 30, 2022. Revenue for 2022 related to the reimbursement of qualifying expenses incurred in connection with our grant from DoD, which totaled approximately $6.8 million over the life of the grant before this program ended in November 2022.

Research and Development Expenses
The following table discloses the breakdown of research and development expenses:

	Three Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
External services	$6,129	$3,810	$2,319	61%
Materials and supplies	3,585	1,838	1,747	95%
Payroll and personnel expenses	7,489	5,911	1,578	27%
Other research and development expenses	3,337	3,093	244	8%
	$20,540	$14,652	$5,888	40%
Research and development expenses increased by $5.9 million, or 40%, from $14.7 million for the three months ended June 30, 2022 to $20.5 million for the three months ended June 30, 2023. The increase was primarily driven by expenses incurred to support our expanded research and development initiatives, including preparation for the completion of our trial for the use of the HAV in extremity vascular trauma and planned BLA filing, and expansion of clinical development of the HAV for use in AV access. Expense increases were primarily comprised of (i) a $2.3 million increase in external services, (ii) a $1.7 million increase in the purchase of materials and supplies, (iii) a $1.6 million increase in payroll and personnel expenses, and (iv) a $0.2 million increase in other research and development expenses.
General and Administrative Expenses
General and administrative expenses were $6.2 million and $5.2 million for the three months ended June 30, 2023 and 2022, respectively. The increase in general and administrative expenses during this period of $1.0 million, or 20%, was primarily driven by preparation for the planned commercial launch of the HAV for an indication in vascular trauma, including (i) a $0.5 million increase in external services, (ii) a $0.3 million increase in payroll and personnel expenses and (iii) a $0.3 million increase in other general and administrative expenses.
Total Other Income (Expense), net
Total other income (expense), net was income of $4.0 million compared to income of $55.4 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in income of $51.4 million primarily resulted from a $52.7 million decrease in the non-cash gain related to the remeasurement of the Contingent Earnout Liability as of June 30, 2023 compared to June 30, 2022 and a $2.4 million loss on extinguishment of debt related to the prepayment of our Loan Agreement, partially offset by a $3.1 million employee retention credit and a $1.2 million increase in interest income.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Revenue	$—	$1,534	(1,534)	(100)%

Operating expenses:
Research and development	37,818	30,966	6,852	22%
General and administrative	11,425	10,862	563	5%
Total operating expenses	49,243	41,828	7,415	18%
Loss from operations	(49,243)	(40,294)	(8,949)	22%
Other income (expense), net:
Interest income	2,954	332	2,622	790%
Change in fair value of Contingent Earnout Liability	(10,564)	59,611	(70,175)	(118)%
Employee retention credit	3,107	—	3,107	100%
Loss on extinguishment of debt	(2,421)	—	(2,421)	(100)%
Interest expense	(3,409)	(2,920)	(489)	17%
Other income (expense), net	(99)	307	(406)	(132)%
Total other income (expense), net	(10,432)	57,330	(67,762)	(118)%
Net loss	$(59,675)	$17,036	$(76,711)	(450)%
Grant Revenue
There was no revenue for the six months ended June 30, 2023, compared to $1.5 million in revenue for the six months ended June 30, 2022. Revenue for 2022 related to the reimbursement of qualifying expenses incurred in connection with our grant from DoD, which totaled approximately $6.8 million over the life of the grant before this program ended in November 2022.
Research and Development Expenses
The following table discloses the breakdown of research and development expenses for the periods indicated:

	Six Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
External services	$10,297	$7,660	$2,637	34%
Materials and supplies	5,752	5,575	177	3%
Payroll and personnel expenses	15,139	11,552	3,587	31%
Other research and development expenses	6,630	6,179	451	7%
	$37,818	$30,966	$6,852	22%
Research and development expenses increased by $6.9 million, or 22%, from $31.0 million for the six months ended June 30, 2022 to $37.8 million for the six months ended June 30, 2023. The increase was primarily driven by expenses incurred to support our expanded research and development initiatives, including preparation for the completion of our trial for the use of the HAV in extremity vascular trauma and planned BLA filing, and expansion of clinical development of the HAV for use in AV access. Expense increases were primarily comprised of (i) a $3.6 million increase in payroll and personnel expenses, (ii) a $2.6 million increase in external services including the support of clinical studies, (iii) a $0.5 million increase in other research and development expenses, and (iv) a $0.2 million increase in the purchase of materials and supplies.

General and Administrative Expenses
General and administrative expenses were $11.4 million and $10.9 million for the six months ended June 30, 2023 and 2022, respectively. The increase in general and administrative expenses during this period of $0.6 million, or 5%, was primarily driven by preparation for the planned commercial launch of the HAV for an indication in vascular trauma, including (i) a $0.5 million increase in payroll and personnel expenses, (ii) a $0.2 million increase in external services and (iii) a $0.4 million increase in other general and administrative expenses, partially offset by a $0.5 million decrease in professional fees.
Total Other Income (Expense), net
Total other income (expense), net was expense of $10.4 million for the six months ended June 30, 2023, compared to income of $57.3 million for the six months ended June 30, 2022. The increase in expense of $67.8 million primarily resulted from the remeasurement of the Contingent Earnout Liability as of June 30, 2023, which resulted in non-cash expense of $10.6 million for the six months ended June 30, 2023, compared to $59.6 million in non-cash gain for the six months ended June 30, 2022, and a $2.4 million loss on extinguishment of debt related to the prepayment of our Loan Agreement, partially offset by a $3.1 million employee retention credit and a $2.6 million increase in interest income.
Liquidity and Capital Resources
Sources of Liquidity
We have historically financed our operations primarily through the sale of equity securities and convertible debt, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities, the Purchase Agreement and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $486.2 million and $426.5 million, respectively.
As of June 30, 2023 and December 31, 2022, we had working capital of $109.2 million and $134.6 million, respectively. As of June 30, 2023, we had cash and cash equivalents of $114.6 million and as of December 31, 2022, we had cash and cash equivalents and short-term investments of $151.9 million. We believe our cash and cash equivalents will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business to our accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our assessment. We believe that our longer-term working capital, planned research and development, capital expenditures and other general corporate funding requirements may be satisfied through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the sections entitled “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report and our Annual Report. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition.
On May 12, 2023, we entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing in respect to the further development and commercialization of our HAV, to repay our credit facility with SVB, and for other general corporate purposes. Pursuant to the Purchase Agreement and subject to customary closing conditions, the Purchasers have agreed to pay us an aggregate investment amount of up to $150.0 million. Under the terms of the Purchase Agreement, $40.0 million of the Investment Amount, less certain transaction expenses, was funded on May 12, 2023, which was used to repay in full and retire our indebtedness under the Loan Agreement, with the remaining proceeds funded to the Company. See Note 6 — Revenue Interest Purchase Agreement to the condensed consolidated financial statements for additional details about this financing transaction.

Material Cash Requirements
Our known material cash requirements include: (1) the purchase of supplies and services that are primarily for research and development; (2) repayments pursuant to the Purchase Agreement; (3) employee wages, benefits, and incentives; (4) financing and operating lease payments (for additional information see below), and (5) payments under our JDRF Agreement (see Note 11 — Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report). We have also entered into contracts with CROs primarily for clinical trials. These contracts generally provide for termination upon limited notice, and therefore we believe that our non-cancellable obligations under these agreements are not material. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, for example, legal contingencies, uncertain tax positions, and other matters.
As of June 30, 2023, we had non-cancellable purchase commitments of $16.8 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University, a distribution agreement with Fresenius Medical Care and our JDRF Agreement. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at June 30, 2023. For additional information regarding our agreement with Fresenius Medical Care, see Note 12 — Related Party Transactions to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report. For additional information regarding our agreements with Duke University, Yale University and JDRF, see Note 11 — Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Revenue Interest Purchase Agreement
On May 12, 2023, we entered into the Purchase Agreement and repaid in full all of the outstanding obligations under our Loan Agreement. Under the Purchase Agreement, as of June 30, 2023, we had $36.2 million recorded as a revenue interest liability on our condensed consolidated financial statements. For additional information regarding repayment, see Note 6 — Revenue Interest Purchase Agreement to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Leases
Our finance lease relates to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018 and leased through May 2033, and our operating lease relates to the land lease associated with our headquarters. Our future contractual obligations under our lease agreements as of June 30, 2023 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$27,164	$4,015	$8,331	$5,854	$8,964
Operating leases	942	105	211	211	415

ATM Facility
On September 1, 2022, we entered into an agreement for the sale from time to time up to $80.0 million of shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). As of June 30, 2023, we have not conducted any sales of Common Stock under the ATM Facility.
Future Funding Requirements
We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue clinical development of our 6 millimeter HAV for use in vascular trauma and hemodialysis AV access and submit BLAs for FDA approval, (ii) if marketing approval is obtained, to launch and commercialize our HAVs for hemodialysis AV access and vascular repair in the U.S. market, including subsequent launches in key international markets, (iii) advance our pipeline in major markets, including PAD Phase 3 trials and continue preclinical development and advance to planned clinical studies in CABG and biovascular pancreas for diabetes, and (iv) scale out our manufacturing facility as required to satisfy potential demand if our HAVs receive marketing approval. We will need additional funding in connection with these activities.
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
Cash Flows
The following table shows a summary of our cash flows for each of the periods shown below:

	Six Months Ended June 30,
($ in thousands)	2023	2022
Net income (loss)	$(59,675)	$17,036
Non-cash adjustments to reconcile net income (loss) to net cash used in operating activities(1):	22,042	(52,026)
Changes in operating assets and liabilities:	(3,611)	(376)
Net cash used in operating activities	(41,244)	(35,366)
Net cash provided by (used in) investing activities	470	(156)
Net cash provided by (used in) financing activities	5,606	(945)
Net decrease in cash and cash equivalents	$(35,168)	$(36,467)
Cash and cash equivalents at the beginning of the period	$149,772	$217,502
Cash and cash equivalents at the end of the period	$114,604	$181,035
___________________________
(1) Includes depreciation, amortization related to our leases and our debt discount, stock-based compensation expense, non-cash interest expense related to our revenue interest liability and our JDRF Award liability, the changes in fair value of our Contingent Earnout Liability and our derivative liabilities, and in 2023 includes a loss on extinguishment of debt and an immaterial amount of loss on disposal of property and equipment.
Cash Flow from Operating Activities
The increase in net cash used in operating activities from the six months ended June 30, 2022 to the six months ended June 30, 2023 was primarily due to increased spending on pre-clinical, clinical and pre-commercial activities as well as payroll and personnel expenses, primarily those related to preparation for the completion of our trial for the use of the HAV in vascular trauma and planned BLA filing, expansion of clinical development of the HAV for use in AV access, and preparation for the planned commercial launch of the HAV for an indication in vascular trauma.
Cash Flow from Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023 consisted of proceeds from the maturity of our short-term investments (certificates of deposit), partially offset by the purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2022 consisted of the purchases of property and equipment.
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 consisted primarily of net proceeds from our Purchase Agreement, partially offset by the repayment of our Loan Agreement. Net cash used in financing activities for the six months ended June 30, 2022 consisted primarily of principal payments of our finance leases.
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
An accounting estimate or assumption is considered critical if both (a) the nature of the estimate or assumption involves a significant level of estimation uncertainty, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our financial condition. There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021, included in our Annual Report, except as described below.
Revenue Interest Liability
On May 12, 2023, we entered into the Purchase Agreement to obtain financing in respect to the further development and commercialization of our HAV, to repay our credit facility with SVB, and for other general corporate purposes. We recorded a revenue interest liability related to the Purchase Agreement on our condensed consolidated balance sheet on the date we entered into the Purchase Agreement, which is presented net of issuance costs and a debt discount. We impute interest expense associated with this liability using the effective interest rate method. The estimated effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. Interest expense and amortization of our issuance costs and debt discount is recognized over the estimated term in our condensed consolidated statements of operations and comprehensive income (loss). The interest rate on the liability may vary during the term of the agreement primarily due to the level of forecasted net sales. We evaluate the interest rate quarterly based on our current net sales forecasts utilizing the prospective method. A significant increase or decrease in net sales could materially impact the revenue interest liability, interest expense and the time period for repayment.
At June 30, 2023, the revenue interest liability is calculated using our current estimate of forecasted global net sales of our products for our planned commercial launch and impacted by a debt discount comprising the estimated fair value of a bifurcated derivative liability related to the Put Option, the estimated fair value of the Option Agreement, and issuance costs incurred. As our product candidates are not yet approved for sale, the estimated probability and timing or amounts of repayment is likely to change each reporting period.
The fair value of the contingent derivative liability is valued using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the contingent derivative liability. The estimated probability and timing of underlying events triggering the exercisability of the contingent derivative liability bifurcated from within the Purchase Agreement, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative.
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
As of June 30, 2023, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company currently is not aware of any legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
Item 1A. Risk Factors
Our risk factors are disclosed in Part I, Item 1A of our Annual Report. There have been no material changes during the six months ended June 30, 2023 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors of our Annual Report, except as described below.
Risks Related to Our Financial Position and Need for Additional Funding
Pursuant to the terms of the Purchase Agreement, we may be limited in our ability to incur future debt.
On May 12, 2023, the Company and Global entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing with respect to the further development and commercialization of the Company’s HAV, to repay the Company’s credit facility with SVB, and for other general corporate purposes. Pursuant to the terms of the Purchase Agreement, we are limited in our ability to incur additional indebtedness without the prior written consent of the Purchasers. The Purchasers have a Put Option to terminate the Purchase Agreement and to require Global to repurchase the Revenue Interests in the event that we incur additional indebtedness in violation of the terms of the Purchase Agreement.
We cannot assure you that our business will generate sufficient cash flow from operations, that we will be able to incur future debt on favorable terms or at all, or that future financing will be available to us in amounts sufficient to fund our operations.
Risks Related to Ownership of Our Securities
We may issue additional shares of common stock or other equity securities without stockholder approval, which would dilute your ownership interests and may depress the market price of our common stock.
As of June 30, 2023, we had warrants outstanding to purchase up to an aggregate of 5,588,506 shares of our common stock and options outstanding to purchase up to an aggregate of 7,263,434 shares of our common stock. Under the 2021 Plan and the ESPP, as of June 30, 2023 we also have the ability to issue 6,461,700 and 1,030,033 shares of Common Stock, respectively. In addition, the aggregate number of shares under the 2021 Plan and the ESPP will automatically increase on January 1 of each year commencing January 1, 2022, in an amount equal to 5% and 1%, respectively, of the number of shares of our capital stock outstanding on December 31 of the preceding year, unless our board of directors (the “Board”) acts prior to January 1 of a given year to provide that the increase for such year will be a lesser number. At the end of 2021 and 2022, our Board elected not to increase the number of shares under the 2021 Plan and the ESPP. As of June 30, 2023, we had the Option outstanding to purchase up to $10 million worth of shares of our common stock. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, financings or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*	Revenue Interest Purchase Agreement, dated as of May 12, 2023, by and among Humacyte Global, Inc., Humacyte, Inc. and Hook SA LLC.

10.2
Option Agreement, dated as of May 12, 2023, by and among Humacyte, Inc., TPC Investments III LP and TPC Investments Solutions LP. (incorporated by reference to Exhibit 4.1 to Humacyte, Inc.’s Registration Statement on Form S-3, filed with the SEC on June 9, 2023).

Option Agreement, dated as of May 12, 2023, by and among Humacyte, Inc., TPC Investments III LP and TPC Investments Solutions LP.
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

101*
The following materials from Humacyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Notes to Condensed Consolidated Financial Statements (unaudited), and (vi) Cover Page.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 14th day of August, 2023.

HUMACYTE, INC.
Date: August 14, 2023	By:	/s/ Laura E. Niklason, M.D., Ph.D.
		Name:	Laura E. Niklason, M.D., Ph.D.
		Title:	President and Chief Executive Officer

	By:	/s/ Dale A. Sander
		Name:	Dale A. Sander
		Title:	Chief Financial Officer, Chief Corporate Development Officer and Treasurer