Form 10-Q
period 2023-09-30
Humacyte, Inc.
filed 2023-11-09
CIK 1818382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2023, 103,575,256 shares of common stock, par value $0.0001, were issued and outstanding.

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
•our ability to design, initiate and successfully complete clinical trials and other studies for our product candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our V005 Phase 2/3 clinical trial and V007 Phase 3 clinical trial;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Humacyte, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands except for share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$99,986	$149,772
Prepaid expenses and other current assets	2,865	2,298
Short-term investments	—	2,107
Accounts receivable	—	31
Total current assets	102,851	154,208

Finance lease right-of-use assets, net	17,828	19,373
Property and equipment, net	27,851	30,039
Other long-term assets	855	682
Total assets	$149,385	$204,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,018	$1,595
Accrued expenses	9,586	7,108
Finance lease obligation, current portion	2,481	2,256
Operating lease obligation, current portion	52	50
SVB loan payable, current portion	—	8,571
Total current liabilities	15,137	19,580

Contingent Earnout Liability	39,601	27,893
Revenue interest liability	37,286	—
Finance lease obligation, net of current portion	16,960	18,853
Contingent derivative liability	2,536	—
Other long-term liabilities	872	712
SVB loan payable, net of current portion	—	20,336
Total liabilities	112,392	87,374

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 103,460,836 and 103,229,013 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	549,191	543,456
Accumulated deficit	(512,208)	(426,538)
Total stockholders’ equity	36,993	116,928
Total liabilities and stockholders’ equity	$149,385	$204,302
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands except for share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Grant revenue	$—	$31	$—	$1,565

Operating expenses:
Research and development	18,552	17,337	56,370	48,303
General and administrative	6,070	6,188	17,495	17,050
Total operating expenses	24,622	23,525	73,865	65,353
Loss from operations	(24,622)	(23,494)	(73,865)	(63,788)

Other income (expense), net:
Interest income	1,369	883	4,323	1,215
Change in fair value of Contingent Earnout Liability	(1,144)	(962)	(11,708)	58,649
Employee retention credit	—	—	3,107	—
Loss on extinguishment of debt	—	—	(2,421)	—
Interest expense	(1,463)	(1,641)	(4,872)	(4,561)
Change in fair value of derivative liabilities	(135)	(67)	(234)	240
Total other income (expense), net	(1,373)	(1,787)	(11,805)	55,543
Net loss and comprehensive loss	$(25,995)	$(25,281)	$(85,670)	$(8,245)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.25)	$(0.83)	$(0.08)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	103,444,246	103,031,980	103,357,087	103,014,009
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in thousands except for share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	103,229,013	$10	$543,456	$(426,538)	$116,928
Proceeds from the exercise of stock options	100,158	—	119	—	119
Stock-based compensation	—	—	1,809	—	1,809
Net loss	—	—	—	(36,969)	(36,969)
Balance as of March 31, 2023	103,329,171	$10	$545,384	$(463,507)	$81,887
Proceeds from the exercise of stock options	79,077	—	95	—	95
Stock-based compensation	—	—	1,841	—	1,841
Net loss	—	—	—	(22,706)	(22,706)
Balance as of June 30, 2023	103,408,248	$10	$547,320	$(486,213)	$61,117
Proceeds from the exercise of stock options	52,588	—	99	—	99
Stock-based compensation	—	—	1,772	—	1,772
Net loss	—	—	—	(25,995)	(25,995)
Balance as of September 30, 2023	103,460,836	$10	$549,191	$(512,208)	$36,993

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	103,003,646	$10	$536,737	$(414,573)	$122,174
Proceeds from the exercise of stock options	926	—	1	—	1
Stock-based compensation	—	—	1,547	—	1,547
Net loss	—	—	—	(19,832)	(19,832)
Balance as of March 31, 2022	103,004,572	$10	$538,285	$(434,405)	$103,890
Proceeds from the exercise of stock options	2,231	—	11	—	11
Stock-based compensation	—	—	1,491	—	1,491
Net income	—	—	—	36,868	36,868
Balance as of June 30, 2022	103,006,803	$10	$539,787	$(397,537)	$142,260
Proceeds from the exercise of stock options	91,965	—	217	—	217
Stock-based compensation	—	—	1,476	—	1,476
Net loss	—	—	—	(25,281)	(25,281)
Balance as of September 30, 2022	103,098,768	$10	$541,480	$(422,818)	$118,672

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(85,670)	$(8,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,341	4,552
Stock-based compensation expense	5,422	4,514
Change in fair value of Contingent Earnout Liability	11,708	(58,649)
Loss on extinguishment of debt	2,421	—
Non-cash interest expense	1,780	—
Change in fair value of derivative liabilities	234	(240)
Loss on disposal of property and equipment	9	—
Amortization expense	1,545	1,544
Non-cash operating lease costs	37	34
Amortization of SVB debt discount	482	1,211
Changes in operating assets and liabilities:
Accounts receivable	31	145
Prepaid expenses and other current assets	(423)	812
Accounts payable	1,292	984
Accrued expenses	2,577	1,202
Operating lease obligation	(37)	(34)
Net cash used in operating activities	(54,251)	(52,170)

Cash flows from investing activities
Proceeds from maturity of short-term investments (certificates of deposit)	2,107	8,000
Purchase of property and equipment	(2,130)	(367)
Purchase of short-term investments (certificates of deposit)	—	(8,000)
Net cash used in investing activities	(23)	(367)

Cash flows from financing activities
Proceeds from revenue interest purchase agreement, net of issuance costs	39,377	—
Payments of transaction costs related to revenue interest purchase agreement	(1,450)	—
Principal payments on SVB loan	(31,500)	—
Payments for debt prepayment and extinguishment costs	(310)	—
Proceeds from the exercise of stock options	313	229
Proceeds from JDRF Agreement	80	—
Payments of finance lease principal	(1,668)	(1,463)
Net cash provided by (used in) financing activities	4,842	(1,234)

Net decrease in cash, cash equivalents and restricted cash	(49,432)	(53,771)
Cash, cash equivalents and restricted cash at the beginning of the period	149,772	217,502
Cash, cash equivalents and restricted cash at the end of the period	$100,340	$163,731

Supplemental disclosure:
Cash paid for interest on SVB loan	$1,613	$1,867

Supplemental disclosure of noncash activities:
Purchase of property and equipment in accounts payable and accrued expenses	$167	$198
Initial fair value of contingent derivative liability related to revenue interest liability	$2,354	$—
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
On August 26, 2021 (the “Closing Date”), Alpha Healthcare Acquisition Corp. (“AHAC”) consummated a merger pursuant to a Business Combination Agreement, dated as of February 17, 2021 (the “Merger Agreement”), by and among Humacyte, Inc. (“Legacy Humacyte”), AHAC and Hunter Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of AHAC. As contemplated by the Merger Agreement, Merger Sub merged with and into Legacy Humacyte, with Legacy Humacyte continuing as the surviving corporation and as a wholly-owned subsidiary of AHAC (such transactions, the “Merger,” and, collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). On the Closing Date, AHAC changed its name to Humacyte, Inc. (“New Humacyte”) and Legacy Humacyte changed its name to Humacyte Global, Inc. (“Global”). The Merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and under this method of accounting, AHAC was treated as the acquired company for financial reporting purposes and Legacy Humacyte was treated as the acquirer. Operations prior to the Merger are those of Legacy Humacyte.
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
Liquidity and Going Concern
Since its inception in 2004, the Company has generated no product revenue and has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the Reverse Recapitalization, borrowings under loan facilities, proceeds from a revenue interest purchase agreement and, to a lesser extent, through governmental and other grants. At September 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $512.2 million and $426.5 million, respectively. The Company’s operating losses were $73.9 million and $63.8 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash flows used in operating activities were $54.3 million and $52.2 million during the nine months ended September 30, 2023 and 2022, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.
As of September 30, 2023, the Company had cash and cash equivalents of $100.0 million. The Company believes its cash and cash equivalents on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the issuance date of these interim financial statements. Adequate capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, it could be forced to delay, reduce, suspend or cease its research and development programs or any future commercialization efforts, which would have a negative impact on its business, prospects, operating results and financial condition.

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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or any other period. The December 31, 2022 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments consisting of certificates of deposit (“CDs”). As of September 30, 2023 and December 31, 2022, there were no material cash balances in excess of balances insured by the Federal Deposit Insurance Corporation (“FDIC”). As of both September 30, 2023 and December 31, 2022, the Company had cash equivalents in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies.
As of December 31, 2022, the Company had approximately $10.1 million in CDs. These cash deposits were deposited at a bank that is a member of the Certificate of Deposit Account Registry Service (“CDARS”), in which large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Those members issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance. As of December 31, 2022, the Company classified $8.0 million of its CDs as cash and cash equivalents and $2.1 million of its CDs as short-term investments on its condensed consolidated balance sheet. The Company did not have any CDs as of September 30, 2023.
Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. As of September 30, 2023, restricted cash consisted of $0.2 million in funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of the Company’s headquarters lease, and $0.1 million in cash balances held as collateral for the Company’s employee credit card program. There was no restricted cash as of December 31, 2022.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows as of September 30, 2023 and December 31, 2022.

($ in thousands)	September 30, 2023	December 31, 2022

Cash and cash equivalents	$99,986	$149,772
Restricted cash included in prepaid expenses and other current assets	144	—
Restricted cash included in other long-term assets	210	—
Total cash, cash equivalents and restricted cash	$100,340	$149,772
Employee Retention Credit
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided refundable employee retention credits, which could be used to offset payroll tax liabilities. Under the provisions of the extension of the CARES Act, the Company qualified for the employee retention credit for the first three quarters of 2021, and the Company applied for the credit in February 2023. As there is no authoritative guidance under U.S. GAAP for accounting for grants to for-profit business entities, the Company accounted for the grant by applying Accounting Standards Codification (“ASC”) 450, Contingencies. The Company received an employee retention credit of $3.1 million in July 2023, and recognized the credit as income during the second quarter of 2023 after the Company received notices from the Internal Revenue Service specifying the amount of the credit receivable, and all uncertainties were resolved regarding receipt of the credit. The Company recognized the credit as a component of other income (expense), net on the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2023.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Contingent Derivative Liability
The Purchase Agreement contains certain features that meet the definition of embedded derivatives requiring bifurcation as a separate compound financial instrument apart from the Revenue Interest Liability. The contingent derivative liability related to the Put Option, as defined in Note 6 — Revenue Interest Purchase Agreement, was initially measured at fair value upon issuance and is subject to remeasurement at each reporting period with changes in fair value recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive loss, classified in change in fair value of derivative liabilities.
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
The Company received the first milestone payment of $80 thousand in April 2023 upon execution of the JDRF Agreement. The Company determined that the JDRF Actual Award payments are to be classified as long-term debt under ASC 470, Debt in the condensed consolidated balance sheets. The JDRF liability related to the Actual Award payments is reported at amortized cost, and as of September 30, 2023 the carrying value is $64 thousand and is included in other long-term liabilities in the condensed consolidated balance sheet.
The derivative liability related to the Disposition Payment, as defined in Note 3, was initially measured at fair value upon issuance and is subject to remeasurement at each reporting period with changes in fair value recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive loss, classified in change in fair value of derivative liabilities. See Note 3 — Fair Value Measurements for further information.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of potentially dilutive Common Stock. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. As the Company has incurred losses for the three and nine months ended September 30, 2023 and 2022, basic and diluted net loss per share is the same for each period.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following potential shares of Common Stock were excluded from the computation of diluted net loss per share for each period because including them would have had an antidilutive effect.

	Three and Nine Months Ended September 30,
	2023	2022

Exercise of options under stock plan	7,170,891	6,722,422
Warrants to purchase Common Stock	5,588,506	5,588,506
The 15,000,000 Contingent Earnout Shares, as defined in Note 8, are excluded from the anti-dilutive table for all periods presented, as such shares are contingently issuable until the share price of the Company exceeds specified thresholds that have not yet been achieved, or upon the occurrence of a change in control. The Option Agreement, as defined in Note 6 — Revenue Interest Purchase Agreement, is excluded from the anti-dilutive table for the three and nine months ended September 30, 2023, based on the Company’s assumption that the Option Agreement will not be exercised unless the Company’s stock price exceeds $7.50 per share, the minimum purchase price under the Option Agreement.
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
Recently Adopted Accounting Pronouncements
The Company did not adopt any new standards or updates issued by the Financial Accounting Standards Board (the “FASB”) during the nine months ended September 30, 2023 that had a material impact on the Company’s condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
The Company reviewed all recently issued accounting pronouncements through September 30, 2023 and concluded that they were not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Certificates of deposit were carried at amortized cost in the Company’s condensed consolidated balance sheets, which approximates their fair value based on Level 2 inputs. The carrying values of other receivables, accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022 approximated their fair values due to the short-term nature of these items.
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
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

($ in thousands)	Fair Value Measured as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$98,539	$—	$—	$98,539
Total financial assets	$98,539	$—	$—	$98,539
Liabilities:
Contingent Earnout Liability	$—	$—	$39,601	$39,601
Contingent derivative liability	—	—	2,536	2,536
Private Placement Warrants liability	—	—	149	149
Option Agreement liability	—	—	38	38
JDRF Agreement derivative liability	—	—	28	28
Total financial liabilities	$—	$—	$42,352	$42,352

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

($ in thousands)	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$141,159	$—	$—	$141,159
Cash equivalents (certificates of deposit)	—	8,000	—	8,000
Short-term investments (certificates of deposit)	—	2,107	—	2,107
Total financial assets	$141,159	$10,107	$—	$151,266
Liabilities:
Contingent Earnout Liability	$—	$—	$27,893	$27,893
Private Placement Warrants liability	—	—	80	80
Total financial liabilities	$—	$—	$27,973	$27,973
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
Contingent Earnout Liability
The following table presents a summary of the changes in the fair value of the Contingent Earnout Liability:

($ in thousands)	Contingent Earnout Liability
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Fair value as of beginning of period	$(38,457)	$(44,049)	$(27,893)	$(103,660)
Change in fair value included in other income (expense), net	(1,144)	(962)	(11,708)	58,649
Fair value as of end of period	$(39,601)	$(45,011)	$(39,601)	$(45,011)
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Private Placement Warrants Liability
The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability:

	Private Placement Warrants
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022

Fair value as of beginning of period	$(158)	$(190)	$(80)	$(497)
Change in fair value included in other income (expense), net	9	(67)	(69)	240
Fair value as of end of period	$(149)	$(257)	$(149)	$(257)
In determining the fair value of the Private Placement Warrants liability, the Company used the Monte Carlo simulation valuation model to estimate the fair value utilizing assumptions including the current Company stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 8 — Stockholders’ Equity).
Derivative liabilities
Contingent derivative liability
The debt pursuant to the Purchase Agreement contains an embedded derivative related to the Put Option, as defined in Note 6, requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” methodology. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at May 12, 2023 and September 30, 2023. In determining the fair value of the contingent derivative liability, the Company used the Monte Carlo simulation value model using a distribution of potential outcomes on a monthly basis over a 10-year period. The estimated probability and timing of underlying events triggering the exercisability of the put option contained within the Purchase Agreement, forecasted cash flows and the discount rates are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of May 12, 2023, the discount rates used to calculate the value of the contingent derivative liability were 12.7% to calculate the present-value of the revenue forecast and 12.1% to calculate the present-value of the payoff of the Put Option. As of September 30, 2023, the discount rates used to calculate the value of the contingent derivative liability were 15.4% to calculate the present-value of the revenue forecast and 17.4% to calculate the present-value of the payoff of the Put Option.
The following table presents a summary of the changes in the fair value of the contingent derivative liability, which is classified as a Level 3 financial instrument.

($ in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

Fair value as of beginning of period	$(2,392)	$—
Initial fair value of contingent derivative liability	—	(2,354)
Change in fair value included in other income (expense), net	(144)	(182)
Fair value as of end of period	$(2,536)	$(2,536)

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Disposition Payment was determined to meet the definition of an embedded derivative requiring bifurcation. The Company estimated the fair value of the Disposition Payment by performing an analysis of the Disposition Payment under different scenarios, based on the Actual Award of $80 thousand as of September 30, 2023 and a Royalty Cap of $320 thousand. The estimated probability and timing of a change in control event triggering the Disposition Payment and the discount rates are significant unobservable inputs used to determine the estimated fair value of the Disposition Payment. As of September 30, 2023, the discount rate used to calculate the value of the Disposition Payment was 19.4%. The estimated fair value of the Disposition Payment was $28 thousand as of September 30, 2023, which is classified as a component of other long-term liabilities on the condensed consolidated balance sheet.
4. Property and Equipment, Net
Property and equipment, net consist of the following:

($ in thousands)	September 30, 2023	December 31, 2022

Scientific and manufacturing equipment	$28,505	$27,821
Computer equipment	125	167
Software	673	209
Furniture and fixtures	1,066	988
Leasehold improvements	27,672	26,355
Construction in progress	58	680
	58,099	56,220
Accumulated depreciation	(30,248)	(26,181)
Property and equipment, net	$27,851	$30,039
Depreciation expense totaled $1.3 million and $4.3 million for the three and nine months ended September 30, 2023, respectively, and $1.5 million and $4.6 million for the three and nine months ended September 30, 2022, respectively. All long-lived assets are maintained in the United States.
5. Accrued Expenses
Accrued expenses consisted of the following:

($ in thousands)	September 30, 2023	December 31, 2022

Accrued external research, development and manufacturing costs	$4,002	$2,437
Accrued employee compensation and benefits	5,342	4,227
Accrued professional fees	242	444
Total	$9,586	$7,108

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. As of September 30, 2023, the Company was in compliance with all covenants.

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
As of September 30, 2023, $37.3 million was recorded as a revenue interest liability on the accompanying condensed consolidated balance sheets (net of transaction costs, the fair value allocated to the Option Agreement and the fair value of the bifurcated contingent derivative liability). The revenue interest liability is based on the Company’s contractual repayment obligation to the Purchasers, based on the current estimates of future revenues, over the life of the Purchase Agreement. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level and expected timing of forecasted net sales. The estimated effective annual interest rate as of September 30, 2023 was 11.5%. The Company will evaluate the interest rate quarterly based on its current net sales forecasts. If the level and timing of any forecasted net sales and related payments change, the Company will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs. The Company recorded $1.0 million and $1.8 million in interest expense related to the Purchase Agreement for the three and nine months ended September 30, 2023, respectively.
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
For the three and nine months ended September 30, 2023, the Company incurred zero and $2.1 million of issuance and transaction costs, respectively, in connection with the Purchase Agreement. The issuance and transaction costs were capitalized to debt discount and are being amortized to interest expense over the estimated term of the debt. The Company paid $1.8 million of the issuance and transaction costs during the second quarter of 2023 and paid $0.3 million during the third quarter of 2023.
Revenue Interest Payments made as a result of the Company’s net product sales will reduce the revenue interest liability. During the three and nine months ended September 30, 2023, the Company did not record any product sales revenue.
The following table summarizes the revenue interest liability activity during the nine months ended September 30, 2023:

($ in thousands)
Revenue interest liability at inception	$—
Proceeds from revenue interest purchase agreement, gross	40,000
Less issuance costs	(623)
Proceeds from revenue interest purchase agreement, net	39,377
Transaction costs paid	(1,450)
Debt discount from embedded contingent derivative liability	(2,354)
Debt discount from fair value of Option Agreement	(55)
Interest expense recognized	1,768
Revenue interest liability at September 30, 2023	$37,286

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Option granted to the Holders represents a freestanding instrument separate from the purchaser commitments outlined in the Purchase Agreement. The Option Agreement does not qualify for the equity contract scope exception under ASC 815-40 and the Company recorded the Option as a liability (“Option Agreement liability”) on the condensed consolidated balance sheet at an initial fair value of $55 thousand, with subsequent changes in the fair value to be recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date.
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
In connection with the termination of the Loan Agreement, the Company paid a prepayment premium of $0.3 million and recorded a loss on extinguishment of debt of $2.4 million during the nine months ended September 30, 2023 in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The loss on extinguishment of debt consists of the prepayment premium, the unamortized debt discount and issuance costs and the unaccreted final payment fee.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As of September 30, 2023, the Company’s Second Amended and Restated Certificate of Incorporation authorized the Company to issue 250,000,000 shares of Common Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares then outstanding or reserved for issuance) by the affirmative vote of the holders of a majority in interest of the Common Stock.
The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through September 30, 2023, no dividends have been declared.
The holders of Common Stock are entitled to one vote for each share held with respect to all matters voted on by the common stockholders of the Company.
In the event of a reorganization of the Company, after payment to any preferred stockholders of their liquidation preferences, holders of Common Stock are entitled to share ratably in all remaining assets of the Company.
As of September 30, 2023, the Company had reserved Common Stock for future issuances as follows:

	September 30, 2023
Common stock reserved for Contingent Earnout Shares	15,000,000
Common stock reserved for Option Agreement	1,333,334	1
Exercise of options outstanding under stock plans	7,170,891
Options available for issuance under stock plans	6,501,655
Shares available for grant under ESPP	1,030,033
Warrants to purchase Common Stock	5,588,506
	36,624,419
___________________________
(1)Assumes the exercise of the entire Option as provided for in the Option Agreement at the minimum purchase price of $7.50 per share.
Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 20,000,000 shares designated as preferred stock and none were outstanding as of September 30, 2023 and December 31, 2022.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Warrants
The Company had the following Common Stock warrants outstanding as of September 30, 2023 and December 31, 2022:

Common Stock Warrants Outstanding

Legacy Humacyte Common Stock Warrants	411,006
Private Placement Warrants	177,500
Public Warrants	5,000,000
Total Common Stock Warrants	5,588,506
See Note 7 — Debt for a discussion of Common Stock warrants issued in conjunction with the Company’s Loan Agreement in 2021 (such warrants, “Legacy Humacyte Common Stock Warrants”). There were no issuances, exercises or expirations of warrants during the nine months ended September 30, 2023 or September 30, 2022.
In connection with the Merger, the Company assumed 5,000,000 publicly-traded warrants (“Public Warrants”) and 177,500 private placement warrants issued to AHAC Sponsor LLC (the “Sponsor”), Oppenheimer & Co. Inc. and Northland Securities, Inc., in connection with AHAC’s initial public offering (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”). The Common Stock Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share. The Company evaluated the Common Stock Warrants to determine the appropriate financial statement classification upon the consummation of the Merger. The Common Stock Warrants are not mandatorily redeemable and are considered to be freestanding instruments as they are separately exercisable into Common Stock. As such, the Common Stock Warrants were not classified as liabilities under FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company then evaluated the Common Stock Warrants under FASB ASC Topic 815, Derivatives and Hedging.
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
The Public Warrants are considered to be “indexed to the Company’s own stock.” The agreement provides that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of the Company’s Common Stock, all holders of the Common Stock Warrants (both the Public Warrants and the Private Placement Warrants) would be entitled to receive cash for all of their Common Stock Warrants. As the Company has a single class of Common Stock, a qualifying cash tender offer of more than 50% of the Company’s Common Stock will always result in a change in control and would not preclude permanent equity classification of the Public Warrants. Based on this evaluation, the Company concluded that the Public Warrants meet the criteria to be classified within stockholders’ equity. The Public Warrants were initially recognized as equity on the Closing Date at a fair value of $2.80 per share.
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
The Private Placement Warrants were initially recognized as a liability on the Closing Date, at a fair value of $0.6 million and the estimated fair value of the Private Placement Warrants at December 31, 2022 was $0.1 million. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Private Placement Warrants during the three and nine months ended September 30, 2023 and 2022. The remeasurement of the Private Placement Warrant liability to a fair value of $0.1 million as of September 30, 2023 resulted in an insignificant non-cash gain and a non-cash loss of $0.1 million for the three and nine months ended September 30, 2023, respectively, compared to a non-cash loss of $0.1 million and a non-cash gain of $0.2 million for the three and nine months ended September 30, 2022. The remeasurement of the Private Placement Warrant liability is classified within Change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo simulation value model:

	September 30, 2023	December 31, 2022
Market price of public stock	$2.93	$2.11
Exercise price	$11.50	$11.50
Expected term (years)	2.91	3.65
Expected share price volatility	90.0%	78.3%
Risk-free interest rate	4.82%	4.14%
Estimated dividend yield	0%	0%
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
Upon the Closing, the contingent obligation to issue Contingent Earnout Shares was accounted for as a liability because the triggering events that determine the number of Contingent Earnout Shares required to be issued include events that are not solely indexed to the Common Stock. The Contingent Earnout Shares are subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The estimated fair value of the total Contingent Earnout Shares at the Closing on August 26, 2021 was $159.4 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over a 10-year period using the most reliable information available. The estimated fair value of the total Contingent Earnout Shares at December 31, 2022 was $27.9 million.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Contingent Earnout Liability during the three and nine months ended September 30, 2023 and 2022. The remeasurement of the Contingent Earnout Liability to a fair value of $39.6 million as of September 30, 2023 resulted in non-cash losses of $1.1 million and $11.7 million for the three and nine months ended September 30, 2023, respectively, compared to a non-cash loss of $1.0 million and a non-cash gain of $58.6 million for the three and nine months ended September 30, 2022, respectively. The remeasurement of the Contingent Earnout Liability is classified within Change in fair value of Contingent Earnout Liability in the condensed consolidated statements of operations and comprehensive loss. The assumptions utilized in the calculations of fair value were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield.
Assumptions used in the valuations are described below:

	September 30, 2023	December 31, 2022
Current stock price	$2.93	$2.11
Expected share price volatility	87.1%	89.0%
Risk-free interest rate	4.59%	3.88%
Estimated dividend yield	0%	0%
Expected term (years)	10.00	10.00
9. Stock-based Compensation
At Closing, the 2021 Long-Term Incentive Plan, (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan, (the “ESPP”), became effective. As of September 30, 2023, 6,501,655 and 1,030,033 shares of Common Stock were available under the 2021 Plan and ESPP, respectively. The 2021 Plan and ESPP provide that on January 1 of each year commencing January 1, 2022, the 2021 Plan and the ESPP reserve will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of the Company’s Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. In both December 2021 and 2022, the Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the 2021 Plan or the ESPP on either January 1, 2022 or January 1, 2023.
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
Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, no further awards may be granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise remain in effect pursuant to their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of September 30, 2023, 3,405,878, 3,485,882 and 279,131 shares of Common Stock remain reserved for outstanding options issued under the 2021 Plan, the 2015 Plan and the 2005 Plan, respectively.
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
The Company estimated the fair value of the stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Estimated dividend yield	0%	0%	0%	0%
Expected share price volatility (weighted average and range, if applicable)	89.8%	89.3% (89.2% to 89.4%)	89.0% (88.6% to 89.8%)	93.3% (89.0% to 100.0%)
Risk-free interest rate (weighted average and range, if applicable)	4.39%	3.58% (3.46% to 3.65%)	3.91% (3.58% to 4.39%)	2.96% (1.89% to 3.65%)
Expected term of options (in years)	6.25	6.25	6.25	6.25
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
At September 30, 2023, there were 6,501,655 options remaining available for grant under the 2021 Plan. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any awards available for grant under the 2021 Plan.
The following table shows a summary of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Research and development	$361	$216	$1,262	$682
General and administrative	1,411	1,260	4,160	3,832
Total	$1,772	$1,476	$5,422	$4,514
As of September 30, 2023, unrecognized stock-based compensation cost for options was $8.5 million and is expected to be recognized over a weighted-average period of 2.4 years.
A summary of option activity under the Company’s stock option plans during the nine months ended September 30, 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2022	7,203,874	$5.90	7.5	$429
Granted	564,150	$3.52
Exercised	(231,823)	$1.35
Forfeited	(365,310)	$5.03
Options outstanding at September 30, 2023	7,170,891	$5.90	7.0	$639
Vested and exercisable, September 30, 2023	3,463,584	$6.93	5.1	$632
Vested and expected to vest, September 30, 2023	7,170,891	$5.90	7.0	$639
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of September 30, 2023. The Company’s effective federal and state tax rate for the three and nine months ended September 30, 2023 and 2022 was 0%, primarily as a result of estimated net operating losses for the fiscal year to date offset by the increase in the valuation allowance against its deferred tax asset.
The Company did not record any income tax expense or benefit during the three and nine months ended September 30, 2023 and 2022. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.

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
Yale University
In February 2014, the Company entered into a license agreement with Yale University (“Yale”) that granted the Company a worldwide license to the patents related to coatings for small-diameter vessels to inhibit clotting (the “Small Diameter Vessel License Agreement”). The license granted under the Small Diameter Vessel License Agreement is exclusive in the field of engineered vascular tissues and extracellular matrix-based implants used for vascular repair, reconstruction and replacement (provided that all uses are vascular tissues within the range of 1 – 12mm in diameter), except that it was subject to Yale’s non-exclusive right, on behalf of itself and all other non-profit academic institutions, to use the licensed products for research, teaching, and other non-commercial purposes. The Company agreed to pay to Yale an annual maintenance fee, increasing between the first and fourth anniversaries of the Small Diameter Vessel License Agreement up to a maximum of less than $0.1 million per year for this license. In December 2022, in accordance with the terms of the Small Diameter Vessel License Agreement, the Company provided Yale with 90 days written notice of termination, effective March 21, 2023.

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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The BVP License Agreement and Tubular Prosthesis License Agreement expire on a country-by-country basis on the date on which the last of the patents in such country expires, lapses or is declared invalid. Yale may terminate the BVP License Agreement and Tubular Prosthesis License Agreement if the Company fails to (i) provide written diligence reports, (ii) provide commercially reasonable diligence plans, (iii) implement the plans in accordance with the obligations under the agreements, or (iv) reach certain research and development milestones within the scheduled timeframe set forth in the agreements; however, any such termination right would be limited in scope to the country to which such failure relates. Yale may also terminate for the Company’s non-payment, uncured material breach, failure to obtain adequate insurance, bringing or assisting in bringing of a patent challenge against Yale, abandonment of the research and development of the Company’s products or insolvency. The Company may terminate the BVP License Agreement and Tubular Prosthesis License Agreement (i) on 90 days’ prior written notice to Yale, provided the Company is not in breach of the license agreements and has made all required payments to Yale thereunder and (ii) on written notice to Yale following an uncured material breach. With respect to the BVP License Agreement, the Company’s rights under the agreement will also terminate automatically with respect to a patent application or patent within the licensed patents in a specified country if, upon receipt of written notice from Yale, the Company does not agree to pay the patent filing, prosecution and maintenance fees incurred by Yale for such patent applications or patents in the specified country. Under certain circumstances, Yale may, at its option, convert the exclusive licenses to non-exclusive licenses if the Company declines to initiate certain infringement or interference proceedings with respect to the licensed patents. The Company has agreed to indemnify Yale against certain third-party claims. Payments to Yale under the Small Diameter Vessel License Agreement, BVP License Agreement and Tubular Prosthesis License Agreement were immaterial during the periods presented.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company expensed less than $0.1 million and approximately $0.2 million during the three and nine months ended September 30, 2023, respectively, for clinical research services performed by Frenova Renal Research, a subsidiary of Fresenius Medical Care. The Company expensed approximately $0.2 million for such services during each of the three and nine months ended September 30, 2022. As of September 30, 2023, less than $0.1 million payable to Frenova Renal Research was included in accounts payable on the Company’s consolidated balance sheet.
Arrangements with Yale University
The Company’s President and Chief Executive Officer, Laura Niklason M.D., PhD., serves as an Adjunct Professor in Anesthesia at Yale University. As of September 30, 2023 and December 31, 2022, the Company was a party to license agreements with Yale University as described in Note 11 — Commitments and Contingencies, above.
The following table shows a summary of related party expenses pertaining to Yale University included in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
License expenses	$—	$—	$55	$50
Other	18	8	22	16
Total	18	8	77	66

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
We and our collaborators are currently conducting Phase 2 and Phase 3 trials of our 6 millimeter HAV across three therapeutic indications: Vascular trauma, AV access for hemodialysis and PAD. We were granted Fast Track designation by the FDA for our 6 millimeter HAV for use in AV access for hemodialysis in 2014. We also received the first Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA, for the creation of vascular access for performing hemodialysis, in March 2017. In May 2023, we were granted the RMAT designation for the HAV for urgent arterial repair following extremity vascular trauma. In addition, in 2018 our HAV product candidate was assigned a priority designation by the Secretary of Defense under Public Law 115-92, enacted to expedite the FDA’s review of products that are intended to diagnose, treat or prevent serious or life-threatening conditions facing American military personnel. In September 2023 we announced positive top line results from our V005 Phase 2/3 trial in vascular trauma, and we plan to file a BLA for an indication in extremity vascular trauma with the FDA during the fourth quarter of 2023. In March 2023, we announced completion of enrollment of our V007 Phase 3 trial of the HAV for use in AV access for hemodialysis. Upon completion of our V007 Phase 3 trial and dependent upon clinical results, we intend to submit a BLA-supplement to the FDA for an indication in AV access for hemodialysis.

We have generated no product revenue and incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $512.2 million and $426.5 million, respectively, and working capital of $87.7 million and $134.6 million, respectively. Our operating losses were approximately $24.6 million and $73.9 million for the three and nine months ended September 30, 2023, respectively, and $23.5 million and $63.8 million for the three and nine months ended September 30, 2022, respectively.
Net cash flows used in operating activities were $54.3 million and $52.2 million during the nine months ended September 30, 2023 and 2022, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we advance our product candidates.
As of September 30, 2023, we had cash and cash equivalents of $100.0 million. We believe our cash and cash equivalents on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this assessment.
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
To date, we have not generated revenue from the sale of any products. All of our revenue has been derived from government and other grants. From inception through September 30, 2023 we have been awarded grants, including grants from the California Institute of Regenerative Medicine (“CIRM”), the National Institutes of Health (“NIH”), and the DoD, to support our development, production scaling and clinical trials of our product candidates. We may generate revenue in the future from government and other grants, payments from future license or collaboration agreements and, if any of our product candidates receive marketing approval, from product sales. We expect that any revenue we generate will fluctuate from quarter to quarter. If we fail to complete the development of, or obtain marketing approval for, our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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
Other Income (Expense), Net
Total other income (expense), net consists of (i) the change in fair value of the Contingent Earnout Liability that was accounted for as a liability as of the date of the Merger, and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents and short-term investments, (iii) interest expense incurred on our Loan Agreement, Purchase Agreement and finance leases during the periods each were outstanding, (iv) the change in fair value of our derivative liabilities including the private placement Common Stock warrant liabilities related to the Private Placement Warrants, which we assumed in connection with the Merger; the contingent derivative liability related to the Purchase Agreement; the liability related to our Option Agreement; and the derivative liability related to our JDRF Agreement, all of which are subject to remeasurement to fair value at each balance sheet date resulting in a non-cash gain or loss, (v) a loss on debt extinguishment related to the prepayment of our Loan Agreement in May 2023, and (vi) an employee retention credit we recognized in June 2023.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Grant revenue	$—	$31	$(31)	(100)%

Operating expenses:
Research and development	18,552	17,337	1,215	7%
General and administrative	6,070	6,188	(118)	(2)%
Total operating expenses	24,622	23,525	1,097	5%
Loss from operations	(24,622)	(23,494)	(1,128)	5%

Other income (expense), net
Interest income	1,369	883	486	55%
Change in fair value of Contingent Earnout Liability	(1,144)	(962)	(182)	19%
Interest expense	(1,463)	(1,641)	178	(11)%
Change in fair value of derivative liabilities	(135)	(67)	(68)	101%
Total other income (expense), net	(1,373)	(1,787)	414	(23)%
Net loss	$(25,995)	$(25,281)	$(714)	3%
Grant Revenue
There was no revenue for the three months ended September 30, 2023, and revenue was insignificant for the three months ended September 30, 2022.
Research and Development Expenses
The following table discloses the breakdown of research and development expenses:

	Three Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
External services	$4,285	$4,542	$(257)	(6)%
Materials and supplies	3,301	3,131	170	5%
Payroll and personnel expenses	7,665	6,448	1,217	19%
Other research and development expenses	3,301	3,216	85	3%
	$18,552	$17,337	$1,215	7%
Research and development expenses increased by $1.2 million, or 7%, from $17.3 million for the three months ended September 30, 2022 to $18.6 million for the three months ended September 30, 2023. The increase was primarily driven by $1.2 million in additional payroll and personnel expenses incurred to support our expanded research and development initiatives, including preparation for the completion of our V005 Phase 2/3 trial for the use of the HAV in extremity vascular trauma and planned BLA filing, and expansion of clinical development of the HAV for use in AV access for hemodialysis.
General and Administrative Expenses
General and administrative expenses were $6.1 million and $6.2 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in general and administrative expenses during this period of $0.1 million, or 2%, was primarily driven by the net effect of a $0.4 million decrease in external services and a $0.4 million decrease in professional fees, partially offset by a $0.4 million increase in payroll and personnel expenses and a $0.3 million increase in other general and administrative expenses.

Total Other Income (Expense), net
Total other income (expense), net was expense of $1.4 million for the three months ended September 30, 2023 compared to expense of $1.8 million for the three months ended September 30, 2022, respectively. The decrease in net expense of $0.4 million primarily resulted from a $0.5 million increase in interest income earned on our cash and cash equivalents during 2023 primarily due to higher interest rates.
Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Revenue	$—	$1,565	(1,565)	(100)%

Operating expenses:
Research and development	56,370	48,303	8,067	17%
General and administrative	17,495	17,050	445	3%
Total operating expenses	73,865	65,353	8,512	13%
Loss from operations	(73,865)	(63,788)	(10,077)	16%
Other income (expense), net:
Interest income	4,323	1,215	3,108	256%
Change in fair value of Contingent Earnout Liability	(11,708)	58,649	(70,357)	(120)%
Employee retention credit	3,107	—	3,107	100%
Loss on extinguishment of debt	(2,421)	—	(2,421)	(100)%
Interest expense	(4,872)	(4,561)	(311)	7%
Change in fair value of derivative liabilities	(234)	240	(474)	(198)%
Total other income (expense), net	(11,805)	55,543	(67,348)	(121)%
Net loss	$(85,670)	$(8,245)	$(77,425)	939%
Grant Revenue
There was no revenue for the nine months ended September 30, 2023, compared to $1.6 million in revenue for the nine months ended September 30, 2022. Revenue for 2022 related to the reimbursement of qualifying expenses incurred in connection with our grant from DoD, which totaled approximately $6.8 million over the life of the grant before this program ended in November 2022.

Research and Development Expenses
The following table discloses the breakdown of research and development expenses for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	$	%
External services	$14,582	$12,202	$2,380	20%
Materials and supplies	9,053	8,706	347	4%
Payroll and personnel expenses	22,804	18,000	4,804	27%
Other research and development expenses	9,931	9,395	536	6%
	$56,370	$48,303	$8,067	17%
Research and development expenses increased by $8.1 million, or 17%, from $48.3 million for the nine months ended September 30, 2022 to $56.4 million for the nine months ended September 30, 2023. The increase was primarily driven by expenses incurred to support our expanded research and development initiatives, including preparation for the completion of our V005 Phase 2/3 trial for the use of the HAV in extremity vascular trauma and planned BLA filing, and expansion of clinical development of the HAV for use in AV access for hemodialysis. Expense increases were primarily comprised of (i) a $4.8 million increase in payroll and personnel expenses, (ii) a $2.4 million increase in external services, including the support of clinical studies, (iii) a $0.5 million increase in other research and development expenses, and (iv) a $0.3 million increase in the purchase of materials and supplies.
General and Administrative Expenses
General and administrative expenses were $17.5 million and $17.1 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in general and administrative expenses during this period of $0.4 million, or 3%, was primarily driven by preparation for the planned commercial launch of the HAV for an indication in vascular trauma, including a $0.8 million increase in payroll and personnel expenses and a $0.5 million increase in other general and administrative expenses, including insurance expense, partially offset by a $0.9 million decrease in professional fees, including a reduction in legal fees.
Total Other Income (Expense), net
Total other income (expense), net was expense of $11.8 million for the nine months ended September 30, 2023, compared to income of $55.5 million for the nine months ended September 30, 2022. The increase in expense of $67.3 million primarily resulted from the remeasurement of the Contingent Earnout Liability as of September 30, 2023, which resulted in non-cash expense of $11.7 million for the nine months ended September 30, 2023, compared to $58.6 million in non-cash gain for the nine months ended September 30, 2022, and a $2.4 million loss on extinguishment of debt related to the prepayment of our Loan Agreement, partially offset by a $3.1 million employee retention credit and a $3.1 million increase in interest income earned on our cash, cash equivalents and short-term investments during 2023 primarily due to higher interest rates.
Liquidity and Capital Resources
Sources of Liquidity
We have historically financed our operations primarily through the sale of equity securities and convertible debt, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities, the Purchase Agreement and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $512.2 million and $426.5 million, respectively.

As of September 30, 2023 and December 31, 2022, we had working capital of $87.7 million and $134.6 million, respectively. As of September 30, 2023, we had cash and cash equivalents of $100.0 million and as of December 31, 2022, we had cash and cash equivalents and short-term investments of $151.9 million. We believe our cash and cash equivalents will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business to our accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our assessment. We believe that our longer-term working capital, planned research and development, capital expenditures and other general corporate funding requirements may be satisfied through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the sections entitled “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report and our Annual Report. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition.
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
As of September 30, 2023, we had non-cancellable purchase commitments of $17.4 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University, a distribution agreement with Fresenius Medical Care and our JDRF Agreement. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at September 30, 2023. For additional information regarding our agreement with Fresenius Medical Care, see Note 12 — Related Party Transactions to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report. For additional information regarding our agreements with Duke University, Yale University and JDRF, see Note 11 — Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.

Revenue Interest Purchase Agreement
On May 12, 2023, we entered into the Purchase Agreement and repaid in full all of the outstanding obligations under our Loan Agreement. Under the Purchase Agreement, as of September 30, 2023, we had $37.3 million recorded as a revenue interest liability on our condensed consolidated financial statements. For additional information regarding repayment, see Note 6 — Revenue Interest Purchase Agreement to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Leases
Our finance lease relates to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018 and leased through May 2033, and our operating lease relates to the land lease associated with our headquarters. Our future contractual obligations under our lease agreements as of September 30, 2023 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$26,166	$4,040	$8,373	$5,330	$8,423
Operating leases	915	105	211	211	388
ATM Facility
On September 1, 2022, we entered into an agreement for the sale from time to time up to $80.0 million of shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). As of September 30, 2023, we have not conducted any sales of Common Stock under the ATM Facility.
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
Cash Flows
The following table shows a summary of our cash flows for each of the periods shown below:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Net loss	$(85,670)	$(8,245)
Non-cash adjustments to reconcile net loss to net cash used in operating activities(1):	27,979	(47,034)
Changes in operating assets and liabilities:	3,440	3,109
Net cash used in operating activities	(54,251)	(52,170)
Net cash used in investing activities	(23)	(367)
Net cash provided by (used in) financing activities	4,842	(1,234)
Net decrease in cash, cash equivalents and restricted cash	$(49,432)	$(53,771)
Cash, cash equivalents and restricted cash at the beginning of the period	$149,772	$217,502
Cash, cash equivalents and restricted cash at the end of the period	$100,340	$163,731
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
Cash Flow from Operating Activities
The increase in net cash used in operating activities from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 was primarily due to increased spending on pre-clinical, clinical and pre-commercial activities as well as payroll and personnel expenses, primarily those related to preparation for the completion of our trial for the use of the HAV in vascular trauma and planned BLA filing, expansion of clinical development of the HAV for use in AV access, and preparation for the planned commercial launch of the HAV for an indication in vascular trauma.

Cash Flow from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 consisted of purchases of property and equipment partially offset by proceeds from the maturity of our short-term investments (certificates of deposit). Net cash used in investing activities for the nine months ended September 30, 2022 primarily consisted of the purchases of property and equipment.
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 consisted primarily of net proceeds from our Purchase Agreement, partially offset by the repayment of our Loan Agreement. Net cash used in financing activities for the nine months ended September 30, 2022 consisted primarily of principal payments of our finance leases.
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
Revenue Interest Liability
On May 12, 2023, we entered into the Purchase Agreement to obtain financing in respect to the further development and commercialization of our HAV, to repay our credit facility with SVB, and for other general corporate purposes. We recorded a revenue interest liability related to the Purchase Agreement on our condensed consolidated balance sheet on the date we entered into the Purchase Agreement, which is presented net of issuance costs and a debt discount. We impute interest expense associated with this liability using the effective interest rate method. The estimated effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. Interest expense and amortization of our issuance costs and debt discount is recognized over the estimated term in our condensed consolidated statements of operations and comprehensive loss. The interest rate on the liability may vary during the term of the agreement primarily due to the level of forecasted net sales. We evaluate the interest rate quarterly based on our current net sales forecasts utilizing the prospective method. A significant increase or decrease in net sales could materially impact the revenue interest liability, interest expense and the time period for repayment.
At September 30, 2023, the revenue interest liability is calculated using our current estimate of forecasted global net sales of our products for our planned commercial launch and impacted by a debt discount comprising the estimated fair value of a bifurcated derivative liability related to the Put Option, the estimated fair value of the Option Agreement, and issuance costs incurred. As our product candidates are not yet approved for sale, the estimated probability and timing or amounts of repayment is likely to change each reporting period.

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
As of September 30, 2023, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company currently is not aware of any legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
Item 1A. Risk Factors
Our risk factors are disclosed in Part I, Item 1A of our Annual Report. Except as described in Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, which we filed with the SEC on August 14, 2023, there have been no material changes during the nine months ended September 30, 2023 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors of our Annual Report.
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

101*
The following materials from Humacyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Notes to Condensed Consolidated Financial Statements (unaudited), and (vi) Cover Page.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 9th day of November, 2023.

HUMACYTE, INC.
Date: November 9, 2023	By:	/s/ Laura E. Niklason, M.D., Ph.D.
		Name:	Laura E. Niklason, M.D., Ph.D.
		Title:	President and Chief Executive Officer

	By:	/s/ Dale A. Sander
		Name:	Dale A. Sander
		Title:	Chief Financial Officer, Chief Corporate Development Officer and Treasurer