Form 10-K
period 2023-12-31
Humacyte, Inc.
filed 2024-03-28
CIK 1818382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $178.2 million (based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on that date).
As of March 21, 2024, 119,083,728 shares of common stock, par value $0.0001, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

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
•our plans and ability to obtain marketing approval from the United States (“U.S.”) Food and Drug Administration (“FDA”) and other regulatory authorities, including the European Medicines Agency (“EMA”), for our bioengineered human acellular vessels (“HAVs”) and other product candidates;
•the outcome of the FDA’s review of our Biologics License Application (“BLA”) seeking approval of the HAV in urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated and when autologous vein use is not feasible;
•our ability to design, initiate and successfully complete clinical trials and other studies for our product candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our V007 and V012 Phase 3 clinical trials;
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
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statements are based on information current as of the date of this Annual Report on Form 10-K and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including, but not limited to, those described in the sections of this Annual Report on Form 10-K titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We disclaim any obligation, except as specifically required by law, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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
We are initially using our proprietary, scientific technology platform to engineer and manufacture Human Acellular VesselsTM, or HAVsTM. Our investigational HAVs are designed to be easily implanted into any patient without inducing a foreign body response or leading to immune rejection. We are developing a portfolio, or “cabinet”, of HAVs with varying diameters and lengths. The HAV cabinet would initially target the vascular repair, reconstruction and replacement market, including vascular trauma, arteriovenous (“AV”) access for hemodialysis, and peripheral artery disease (“PAD”). We are also developing the HAV for coronary artery bypass grafting (“CABG”) and pediatric heart surgery. Over the longer term, we are developing our HAV for the delivery of cellular therapies, including pancreatic islet cell transplantation to treat Type 1 diabetes (our BioVascular PancreasTM or “BVP”). We will continue to explore the application of our technology across a broad range of markets and indications including the development of urinary conduit, trachea, esophagus and other novel cell delivery systems.
For the HAV, we believe there is substantial clinical demand for safe and effective vascular conduits to replace and repair blood vessels throughout the body. Vascular injuries resulting from trauma are common in civilian and military populations, frequently resulting in the loss of either life or limb. Existing treatment options in the vascular repair, reconstruction and replacement market include the use of autologous vessels and synthetic grafts, which we believe suffer from significant limitations. For example, the use of autologous veins to repair traumatic vascular injuries can lead to significant morbidity associated with the surgical wounds created for vein harvest and prolonged times to restore blood flow to injured limbs, leading to an increased risk of complications such as amputation and reperfusion injury. In addition, in many instances of vascular trauma the patient may not have adequate vein available, or the time between injury and treatment is too long, to make autologous graft repair feasible. Synthetic grafts are often contraindicated in the setting of vascular trauma due to higher infection risk that can lead to prolonged hospitalization and limb loss. Given the competitive advantages our HAVs are designed to have over existing vascular substitutes, we believe that HAVs have the potential to become the standard of care and lead to improved patient outcomes and lower healthcare costs.
As of December 31, 2023, our HAVs have been implanted in approximately 573 patients. We and our collaborators are currently conducting Phase 3 and Phase 2 trials of our 6 millimeter HAV across three therapeutic indications: vascular trauma, AV access for hemodialysis and PAD. We were granted Fast Track designation by the FDA for our 6 millimeter HAV for use in AV access for hemodialysis in 2014. We also received the first Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA, for the creation of vascular access for performing hemodialysis, in March 2017. In May 2023, we were granted the RMAT designation for the HAV for urgent arterial repair following extremity vascular trauma. In addition, in 2018 our HAV product candidate was assigned a priority designation by the Secretary of Defense under Public Law 115-92, enacted to expedite the FDA’s review of products that are intended to diagnose, treat or prevent serious or life-threatening conditions facing American military personnel. In September 2023, we announced positive top line results from our V005 Phase 2/3 trial in vascular trauma, and in December 2023 we filed a BLA for urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated, and when autologous vein use is not feasible In February 2024, the FDA accepted the BLA filing and granted Priority Review and set a Prescription Drug User Fee Act (“PDUFA”) date, the FDA action date for its regulatory decision regarding the BLA, of August 10, 2024. In April 2023, we announced completion of enrollment of our V007 Phase 3 trial of the HAV for use in AV access for hemodialysis. Upon anticipated completion of our V007 Phase 3 trial in 2024, and dependent upon clinical results, we intend to submit a BLA supplement to the FDA for an indication in AV access for hemodialysis.

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
Merger
On August 26, 2021 (the “Closing Date”), Humacyte, Inc. (“Legacy Humacyte”), a Delaware corporation, and Alpha Healthcare Acquisition Corp. (“AHAC”), a Delaware corporation, consummated a merger pursuant to that certain Business Combination Agreement, dated as of February 17, 2021 (the “Merger Agreement”), by and among Legacy Humacyte, AHAC and Hunter Merger Sub (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of AHAC. As contemplated by the Merger Agreement, Merger Sub merged with and into Legacy Humacyte, with Legacy Humacyte continuing as the surviving corporation and as a wholly owned subsidiary of AHAC (the “Merger” and collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). On the Closing Date, AHAC changed its name to Humacyte, Inc. and Legacy Humacyte changed its name to Humacyte Global, Inc.
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
The following image summarizes key information about our proprietary scientific technology platform:
Our Novel Manufacturing Paradigm
We have developed a novel paradigm for manufacturing human tissues that is intended to mimic key aspects of human physiology. Our proprietary manufacturing process was designed with a modular approach allowing us to produce HAVs in smaller batches for clinical trials and scale out to larger batches for commercial manufacturing. The manufacturing system used to supply our clinical trials from 2016 to 2021, including our Phase 3 trials conducted during that time period, utilized a single tray within one growth drawer holding ten HAVs per batch. In 2021 we commenced supplying our ongoing clinical trials with HAVs produced in our current, commercial-scale LUNA200TM system, which consists of 20 growth drawers per production unit for a total of 200 HAVs per batch. Each growth drawer is capable of producing ten 42cm HAVs, each of which is contained within an individual bioreactor bag. Inside a LUNA200, a tubing network connects all HAVs, allowing the entire system to share nutritive media. In this way, a single LUNA200 can produce up to 200 HAVs (42cm in length) per batch while maintaining the critical operating parameters, such as biomechanical pulsing, that affect growth.

A thorough comparability assessment was performed to evaluate HAV batches produced in the single drawer system and used in Phase 3 studies versus the 20-drawer LUNA200 system. The study assessed 22 separate comparisons on the identity, strength, quality, purity, and potency of the HAV product. In this study, we observed that HAVs produced in the LUNA200 system were comparable to HAVs produced in the single-drawer system. Additionally, a crossover study, called V011, was conducted in 30 subjects to evaluate HAVs that were manufactured on Humacyte’s commercial LUNA200 platform with the primary goal to evaluate the safety, efficacy and immunogenicity of the LUNA200-manufactured HAVs. In this trial we have observed comparable safety profile between HAV used in previous studies and the HAV manufactured in the LUNA200 commercial system. The results of the comparability assessment and the results from the V011 crossover study were submitted to the FDA. In 2021, the FDA authorized the use of HAVs produced in the commercial LUNA200 system to supply our ongoing clinical trials. We also plan to use the LUNA200 system to manufacture HAVs for anticipated commercial launch of the HAV if it is approved.
Our current 83,000 square foot manufacturing facility has space to further expand manufacturing capacity as needed to over 40 LUNA200 systems. Currently, eight LUNA200 systems are installed and operational.
We believe that the LUNA200 can produce HAVs in diameter sizes from 3mm to 10mm and lengths from 10cm to 42cm, making the equipment suitable for the varied array of product candidates in our pipeline. We currently intend to introduce a 13cm-long HAV line extension after the commercial launch of the 42cm HAV for surgeries that require shorter segments of HAV in the setting of vascular trauma and repair. Using our existing LUNA200 manufacturing equipment without modification, we believe we have the ability to generate 400 HAVs (13cm in length) or 200 HAVs (42cm in length) per manufactured batch. We have designed our manufacturing system to be functionally closed, to utilize single-use disposable materials with aseptic connections, and to be fully automated, which allows us to control and maximize HAV production.
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
Our Market Opportunity
We are a biotechnology company with Phase 3 clinical trials in two indications and a strong pipeline for additional products and indications. Additionally, we have had significant interest from surgeons to use our HAV in life and limb saving surgeries as demonstrated by their requests to the FDA to use our HAV in multiple expanded access (compassionate use) cases where no alternative was available, as well as requests from Ukrainian surgeons that led to a humanitarian program conducted during the conflict in that country.

Our Initial Market Opportunity in Vascular Repair, Reconstruction and Replacement
We believe there is a significant market opportunity for our technology across a number of important clinical areas within vascular reconstruction and replacement including vascular trauma, AV access for hemodialysis, PAD, and adult cardiac surgery. To treat these diseases and conditions, patients often require invasive vascular and cardiovascular surgery, which involves the use of alternative vascular synthetic materials or autologous vessels harvested from elsewhere in the body. For more information about our evaluation of market opportunity, see “Risk Factors — Risks Related to the Development and Commercialization of Our Product Candidates — The sizes of the market opportunities for our product candidates have not been established with precision and are estimates that management believes to be reasonable. If these market opportunities are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the relevant patient population, our revenue and ability to achieve profitability might be materially and adversely affected.”
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
Civilian patients with central or peripheral vascular injuries are estimated to account for approximately 80,000 of all injuries reported in trauma patients in the United States, inclusive of urgent and iatrogenic vascular trauma injuries, and account for greater than 20% of all trauma-related deaths. Based on an analysis of the Definitive Healthcare Claims (DHC) Database 2023, we estimate that approximately 26,000 patients per year will be eligible for the HAV within the United States (analysis was based on inclusion of patients with major repairs to injuries of the extremities, and the exclusion of patients with vein injuries, injuries to the torso, head, neck, wrist, hand, ankle or foot, or who received ligation or endovascular repair).
We believe our HAVs will be a promising alternative that can address critical gaps in existing treatment options for acute vascular injuries due to trauma. We are developing our HAVs with the goal of providing an effective solution in all time-constrained surgical environments and in resource-limited, infection prone battlefield conditions. The ability to provide immediately available, non-immunogenic, universally implantable human vessels that are less susceptible to infection represents a clinically significant advantage over existing treatment options.
AV Access for Hemodialysis: An estimated $5 to $6 billion per year is spent on hospital admissions in hemodialysis patients with infection and access complications. In 2022, there were over 565,000 patients receiving hemodialysis in the United States. Annually, at least 160,000 existing or new dialysis patients require a new AV access in the U.S. and an additional 150,000 patients require a new AV access in Europe and Japan.

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
We believe our HAVs present a means to deliver a therapeutic number of pancreatic islets to patients with Type 1 diabetes. Pancreatic islets are embedded on the outer surface of our HAV and implanted as an AV graft, analogous to the outpatient procedure done for hemodialysis access. After implantation, the islets have the potential to sense blood glucose and then respond by secreting appropriate levels of insulin to maintain proper glucose levels in the blood. We have termed this new paradigm for pancreatic islet cell delivery the “Biovascular Pancreas (BVP).”
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

Pediatric Heart Surgery: We have evaluated in preclinical testing a smaller diameter HAV product for use in pediatric heart surgery as a Blalock Taussig (“BT”) shunt. The BT shunt is a surgical procedure that is used to increase pulmonary blood flow for the treatment of babies born with a complex congenital heart defect called Tetralogy of Fallot, a common type of “blue baby syndrome”. In 2022, there were 3.7 million babies born in the United States and approximately 1,500 to 2,000 of these babies were born with Tetralogy of Fallot. The BT shunt is a life-saving procedure for these babies, and we plan to submit an orphan drug application for use of our HAV as a BT shunt for infants born with cyanotic congenital heart defects. Although 3 – 4mm inner diameter expanded polytetrafluoroethylene (“ePTFE”) grafts are currently used as the most common BT shunt, they suffer from limitations that impact morbidity and mortality in these infants.
Our Clinical and Pre-Clinical Stage Product Pipeline
The following table highlights key information about the most active programs within our current product pipeline:
We began clinical evaluations of our HAVs in December 2012, with the enrollment of the first Phase 2 patient in our V001 hemodialysis access trial in Europe. Since then, we have completed one pivotal and one Phase 2 trial in the United States, and currently have seven trials either actively enrolling or in long-term follow-up. HAVs have been implanted in approximately 85 clinical centers in seven countries around the world, and by more than 100 practicing surgeons.

Overview of Clinical Trials Assessing the Safety and Efficacy of the HAV in Multiple Indications

Clinical Trial Number	Indication	Begin Enrollment	Design/Phase	Number of Subjects	Status	Outcomes**
Vascular Trauma
V005	Vascular Trauma	2018	Phase 2/3 Single-arm Historical Comparator Unblinded	72 total. Primary analysis based on a total of 51 patients with injuries of extremities	BLA under review by FDA	30-day PP: 84.3% 30-day SP: 90.2% Infection Rate: 2.0% Amputation Rate: 9.8%
V017	Vascular Trauma	2022	Retrospective observational study to evaluate the HAV in real-world setting of humanitarian program conducted during wartime in Ukraine	19 total treated under humanitarian program. 17 consented for inclusion in study, 16 of whom had injuries of extremities and were included in primary analysis	Included in BLA submission	30-day PP: 93.8% 30-day SP: 93.8% Infection Rate: 0% Amputation Rate: 0%
Dialysis Access
V001	Dialysis Access	2012	Phase 2 Single-arm	40	10-year follow-up ongoing	30-day PP: 95% 6-month SP: 100% 12-month SP: 97% 60-month SP: 58% Infection Rate/yr: 0% Number of Rejections: 0
V003	Dialysis Access	2013	Phase 2 Single-arm	20	Complete 2-year follow-up	30-day PP: 95% 6-month SP: 89% 12-month SP: 81% Infection Rate/yr: 4% (1 event) Number of Rejections: 0
V006	Dialysis Access	2016	Phase 3 Prospective Randomized Blinded	355 total; 177 received HAV 178 received ePTFE	5-year follow-up in process	30-day PP HAV: 93% 12-month SP HAV: 82% 24-month SP HAV: 67% 12-month SP ePTFE: 80% 24-month SP ePTFE: 74% Infection Rate HAV/yr: 0.93% Infection Rate ePTFE/yr: 4.5% Number of HAV Rejections: 0
V007	Dialysis Access	2017	Phase 3 Prospective Randomized Blinded	242 total	Enrollment completed April 2023	Trial is currently in 12-month follow up
V011	Dialysis Access	2019	Phase 2 (LUNA200 Manufacturing System Bridging Study)	30	3-year follow-up ongoing	30-day PP: 97% 30-day SP: 100% 12-month SP: 83% Infection Rate HAV/yr: 0% Number of HAV Rejections: 0
V012	Dialysis Access	2023	Phase 3 Prospective Randomized Blinded	Target 150 women total	Enrollment ongoing	Trial is currently enrolling
Peripheral Artery Disease
V002	PAD	2013	Phase 2 Single-arm	20	10-year follow-up ongoing	30-day PP: 100% 6-month SP: 84% 12-month SP: 84% 72-month SP: 60% Infection Rate/yr: 0% Number of Rejections: 0
V004	PAD	2016	Phase 2 Single-arm	15	Completed	30-day PP: 100% 6-month SP: 86% 12-month SP: 64% Infection Rate/yr: 0% Number of Rejections: 0 Number of Amputations: 0
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

As of December 31, 2023, approximately 573 patients worldwide have received our HAVs for the treatment of vascular trauma, AV access for hemodialysis, PAD, and in expanded access cases resulting in approximately 1,203 subject-years of exposure to the HAV. Our cumulative HAV exposure is approximately 945 subject-years in the hemodialysis access population, 158 subject-years in the PAD population, and 100 subject-years in the arterial trauma population. The longest our HAV has been in a patient and used for dialysis is more than ten years and there have been more than 113,000 estimated dialysis sessions using our HAVs. A total of 27 expanded access/compassionate use cases have been granted by the FDA, and another 28 patients with severe PAD have been treated with the HAV under an investigator IND at the Mayo Clinic. Lastly, 19 patients suffering vascular injuries during the conflict in Ukraine have been treated with the HAV under a humanitarian program. Throughout all of these trials and other programs, we have observed that our HAVs functioned as intended and provided functional blood flow to affected limbs. We have also observed consistent durability with a strong tolerability profile. Furthermore, we have observed no evidence of clinically relevant immunologic reactions to our HAVs, supporting the potential use of our HAVs as off-the-shelf, universally implantable, bioengineered human tissues.
Overall, the HAV has functioned well and as intended, across ten different clinical trials in three clinical indications. The HAV has been implanted in approximately 573 patients, across more than 85 clinical sites in seven countries, over more than ten years (as of December 31, 2023). Rates of primary and secondary patency were similar across trial designs and disease states, with 30-day primary patency ranging from 84% – 100%. Six-month secondary patency ranges from 84% – 100%, and 12-month secondary patency ranges from 81% – 97%, across multiple clinical trials, disease states, and patient age ranges and demographics.
We have observed zero instances of clinical rejection of the HAV in any clinical trial over the past ten years, suggesting that the HAV was not immunologically rejected after implantation.
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
Histological Images of HAV Repopulated with the Patient’s Own Vascular Cells

HAVs Resistance to Infection
In July 2023, a preclinical study that supported a possible scientific basis for the low rates of infection that have been observed in clinical trials of the HAV was published in the Journal of Vascular Surgery – Vascular Science. This work compared the infection resistance of the HAV to ePTFE grafts, which are made of plastic. The laboratory results suggest that the bioengineered human tissue of the HAV may have superior compatibility with the body's own white blood cells as compared to ePTFE. Histology performed in the preclinical study suggests that while human white blood cells die when they come in contact with ePTFE, the cells survive and function in contact with the HAV, which may improve the ability of the HAV to fight dangerous infections once implanted in the body.
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

Clinical Indication	Type of Conduit	Year	Number of Patients	Published Secondary Patency Outcome	Infection (per patient-year)	Rejection Outcome
Vascular Trauma	Saphenous Vein (autologous)	2002 – 2012	24	12 months: ~78% function	4%	N/A
		2014	152	30 days: ~90% function	N/A
	ePTFE (synthetic graft)	2002 – 2012	25	12 months: ~50% function	24%	N/A
		2005	14 of 95	30 days: ~79% function	29%
Hemodialysis Access	Fistula (autogenous)	Post-2005	2,800	12 months: 75%	2%	N/A
		2019	14,892	6 months: 51%	N/A
		2017	6,439	N/A	4%
		2018	602	6 months: 61%	N/A
	ePTFE (synthetic graft)	2013	128	6 months: ~60%	N/A	N/A
		2019	> 400	N/A	3% – 17%
		2020	> 3,000	12 months: 70%	9%
	Cryovein (cryopreserved human cadaver vein)	2002	45	12 months: 80%	N/A	100%
		2004	49	12 months: ~65% Aneurysm rate: 18%	0%	~100%
	Procol (bovine vein)	2005	186	12 months: 66% Aneurysm rate: 3.2%	5.3%	N/A
PAD	Saphenous Vein (autologous)	2008	60	12 months: ~86%	N/A	N/A
	ePTFE (synthetic graft)	2008	61	12 months: ~80%	N/A	N/A
		2013	101	12 months: 76% – 89%	N/A
		2011	273	12 months: 81%
		2013	496	N/A	3.8%
	Procol (bovine vein)	2008	7	6 months: 50% 12 months: 50% Aneurysm Rate: 29%	N/A	N/A

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
The HAV as a Solution for Vascular Trauma
We believe our HAVs will be a promising alternative that can address critical gaps in existing treatment options for acute vascular injuries due to trauma. We are developing our HAVs with the goal of providing an effective solution in all time-constrained surgical environments and in resource-limited, infection prone battlefield environments. The ability to create immediately available, non-immunogenic, universally implantable material that is less susceptible to infection represents a clinically significant advantage over existing options.
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

Regulatory Status of HAV for Vascular Trauma
In May 2023, the FDA granted RMAT designation for use of the HAV in urgent arterial repair following extremity vascular trauma. In December 2023, the Company filed a BLA with the FDA for urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated, and when autologous vein use is not feasible. The BLA submission is supported by results from the V005 Phase 2/3 clinical trial, and real-world outcomes from the treatment of wartime injuries in Ukraine, both of which are described below. In February 2024, the FDA accepted the BLA filing and granted Priority Review, setting a PDUFA date of August 10, 2024.
V005 Phase 2/3 Trial for Vascular Trauma
Trial Design: Our V005 trial is a single-arm, multi-center, non-randomized clinical trial to evaluate the efficacy, safety and tolerability of our 6 millimeter HAV in replacement or reconstruction of vascular tissues in patients with life or limb-threatening vascular trauma for whom the standard of care, saphenous vein, was not feasible or available for vascular repair. As a single-arm study, the comparators for the HAV results were systematic literature reviews and meta-analysis of studies evaluating synthetic grafts in vascular injury repair. A total of 72 patients were enrolled in the V005 trial, of which 51 had vascular injury of the extremities and comprised the primary evaluation group for the study. The primary efficacy endpoint was patency of the HAV at 30 days, with 30-day rates of infection and amputation comprising the secondary endpoints.
Status of Phase 2/3 Trial of HAV in Vascular Trauma (as of December 31, 2023)

Clinical Trial Number	Indication	Begin Enrollment	Design/Phase	Number of Subjects	Status	Outcomes**
V005	Vascular Trauma	2018	Phase 2/3 Single-arm Historical Comparator Unblinded	72 total. Primary analysis based on a total of 51 patients with injuries of extremities	BLA under review by FDA	30-day PP: 84.3% 30-day SP: 90.2% Infection Rate: 2.0% Amputation Rate: 9.8%
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
V005 Trial Results:
For the primary analysis group of 51 patients with extremity injury, the range of trauma injuries in V005 were broad, including penetrating trauma cases and blunt injury cases. Mechanisms of injury included motor vehicle accidents, gunshot wounds, industrial accidents, and falls in the V005 trial. The HAVs were placed throughout the body, including in the lower limbs and upper limb and were used to repair the axillary artery, femoral artery, popliteal artery and vein, and the brachial artery. Many of the injuries treated in the V005 trial were contaminated injuries that are at elevated risk of graft infection.
The most common reasons reported by clinicians for using the HAV in the V005 trial instead of the standard of care, saphenous vein, was the need to avoid the time required to harvest saphenous vein (32.3%), the quality of the patient’s vein (25.8%), and concomitant injuries to the vein (16.1%), suggesting that the ready, off-the-shelf feature of the HAV has the potential to save valuable time for surgeons in the restoration of blood flow.
As summarized in the table below, the V005 trial met its objectives, and the HAV was observed to have a higher 30-day secondary patency rate, lower amputation rate and lower rate of infection compared to that historically reported for synthetic grafts. Primary patency for the HAV could not be compared to synthetic grafts as this measure was not reported in the benchmark publications. V005 results included in the BLA submission to the FDA, and presented in November 2023 VEITHsymposium®, a major vascular surgery conference in New York City, are summarized in the following table.

V005 Phase 2/3 HAV Results in Vascular Trauma Compared to Synthetic Graft Benchmark

30-Day Endpoint	V005 Trial HAV Extremity Group (%)	Synthetic Graft Benchmark (%)
Primary Patency	84.3%	Not reported
Secondary Patency	90.2%	78.9%
Conduit Infections	2.0%	8.4%
Amputations	9.8%	24.3%
The safety profile of the HAV in the V005 trial was consistent with previous studies and there were no cases of clinical rejection of the HAV. A summary of adverse events for the duration of the study (mean duration of follow up is 295 days) is included in the table below.
V005 Phase 2/3 HAV Adverse Events

Adverse Event		V005 Trial - HAV Extremity Group (n=51) Number of Patients (%)
Total Adverse Events		50 (98.0%)
Non-Fatal Serious Adverse Events		28 (54.9%)
Deaths:	At Day 30 Over Duration of Study	3 (5.9%) 4 (7.8%)
HAV Infections		2 (3.9%)
HAV Rupture		1 (2.0%)
HAV Occlusion/Thrombosis		15 (29.4%)
Pseudoaneurysm		1 (2.0%)
Aneurysm		1 (2.0%)
Other		2 (3.9%)
There were no unexpected safety signals for the HAV in the V005 trial. The most common adverse events were thrombosis, anemia, pyrexia, thrombocytopenia, constipation, nausea, peripheral edema, and tachycardia. The most common non-fatal Serious Adverse Events were thrombosis, anastomotic stenosis, wound infection, muscle necrosis, wound infection, hemorrhage shock, and cardiac arrest. Deaths occurring prior to day 30 were adjudicated as not casually related to the HAV by an Independent Adjudication Committee.
We believe the V005 trial results indicate that for patients in need of extremity arterial repair, when use of autologous vein was not suitable, and who were at high-risk level for wound infection, the HAV may offer an effective option for revascularization. A case study from the trial is shown in the figure below, a photograph of an HAV that was used to repair both an artery and a vein in the knee of a patient who suffered a gunshot wound. This patient was doing well at the 30-day follow-up visit with both repairs remaining patent and functional.
Intra-operative photograph of HAV repair of popliteal artery (left) and vein (right) in V005 subject.

Ukraine Humanitarian Program, - V017 Trial
V017 Background and Results:
In the second quarter of 2022, Humacyte launched a humanitarian initiative to provide its HAVs to hospitals in Ukraine for the treatment of wounded civilians and soldiers with vascular trauma injuries. Ukrainian surgeons presented patient outcomes from the use of the HAV to treat wartime vascular trauma at two vascular conferences in December 2022, the VI Congress of Vascular Surgeons, Phlebologists, and Angiologists of Ukraine in Kyiv, Ukraine, and the 11th Munich Vascular Conference (MAC) 2022. The surgeons described long-standing limitations in vascular tissue repair and replacement as well as the injuries that they have observed during the Russian-Ukrainian conflict. Surgeons utilized the HAV to treat patients with wartime injuries including blast trauma, shrapnel injuries, and gunshot wounds. The surgeons observed that access to the HAV, a biologic conduit, has improved their ability to perform vascular reconstructions by eliminating the need to harvest a venous conduit. A total of 19 vascular patients were treated under this humanitarian program, and results were presented at the Military Health System Research Symposium (MHSRS) conference in August 2023.
The FDA advised Humacyte to include in the BLA submission patient outcomes from the Ukraine humanitarian program. We refer to the results for the 16 patients from Ukraine with extremity vascular trauma who provided consent for use of their results in the BLA filing as the V017 trial. A high success rate for the 16 extremity patients in the V017 trial was observed, despite the presence of contaminated wound beds, as summarized in the table below.
V017 Ukraine Humanitarian HAV Results in Vascular Trauma

30-Day Endpoint	V017 Trial HAV Extremity Group (%)
Primary Patency	93.8%
Secondary Patency	93.8%
Conduit Infections	0.0%
Amputations	0.0%
The safety profile of the HAV in the V017 trial was consistent with previous studies and there were no cases of clinical rejection of the HAV. A summary of adverse events for the duration of the study (mean duration of follow up is 139 days) is included in the table below.
V017 Ukraine Humanitarian HAV Adverse Events

Adverse Event		V017 Trial - HAV Extremity Group (n=16) Number of Patients (%)
Total Adverse Events		4 (25.0%)
Non-Fatal Serious Adverse Events		1 (6.3%)
Deaths:	At Day 30 Over Duration of Study	0 (0.0%) 0 (0.0%)
HAV Infections		0 (0.0%)
HAV Rupture*		1 (6.3%)
HAV Occlusion/Thrombosis		1 (6.3%)
Pseudoaneurysm		0 (0.0%)
Aneurysm		0 (0.0%)
*One HAV rupture associated with extensive shrapnel remnants that caused bleeding.
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
Combined V005 and V017 Results of HAV for Vascular Trauma
The BLA submission is supported by the combined results from the V005 Phase 2/3 clinical trial and real-world outcomes from the treatment of wartime injuries in Ukraine in the V017 trial. Combined results included in the BLA submission to the FDA, and presented in VEITHsymposium, are summarized in the following table.
Combined V005 Phase 2/3 HAV and V017 Ukraine Real-World Results in Vascular Trauma
Compared to Synthetic Graft Benchmark

30-Day Endpoint	V005 Trial HAV Extremity Group (%)	Synthetic Graft Benchmark (%)
Secondary Patency	91.5%	78.9%
Conduit Infections	0.9%	8.4%
Amputations	4.5%	24.3%
The HAV demonstrated a higher 30-day secondary patency rate, and patients treated with the HAV were only 40% as likely to lose blood flow through their conduit after one month compared to the rate historically reported for synthetic grafts, which is a key period for recovery after traumatic injury. In addition, patients treated with the HAV had approximately 1/5th the amputation rate, and approximately 1/9th rate of infection compared to that historically reported for synthetic grafts.
Proposed Indication #2: Use of the HAV for AV Access for Hemodialysis
Overview of Hemodialysis and Existing Methods of AV Access for Hemodialysis
End-stage renal disease (“ESRD”) develops when chronic kidney disease progresses to a point where either dialysis or a kidney transplant is required for the patient to survive. For hemodialysis to be conducted, a point of vascular access to the patient’s circulatory system must be created, termed vascular access, so that blood can be transported from the body to the dialyzer and then back to the body. The demand for vascular access conduits includes the need for both new hemodialysis patients who have progressed to ESRD requiring an initial access, and existing patients that require the replacement of their existing access. There are currently three traditional methods for obtaining vascular access for hemodialysis: an AV fistula, a synthetic graft, and a catheter. Each of these vascular access methods has substantial limitations, as outlined below:

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
Overview of HAV Experience in Hemodialysis Access: A table listing our clinical trials of the HAV in hemodialysis access is included below. We have implanted the HAV into approximately 392 total patients for hemodialysis access, for a total of more than 945 patient-years of exposure, as of December 31, 2023. Throughout these trials, we have observed consistent and sustained high primary patency rates, ranging from 95% – 100% at 30 days. Secondary patency of the HAV at 6 months ranges from 84% – 100%. Consistently, we have observed zero instances of clinical rejection of any HAV in any hemodialysis access trial.
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

Our Current Phase 2 and Phase 3 Trials of the HAV in Hemodialysis Access

Clinical Trial Number	Indication	Begin Enrollment	Design/Phase	Number of Subjects	Status	Outcomes**
V001	Dialysis Access	2012	Phase 2 Single-arm	40	10‑year follow-up ongoing	30‑day PP: 95% 6‑month SP: 100% 12‑month SP: 97% 60-month SP: 58% Infection Rate/yr: 0% Number of Rejections: 0
V003	Dialysis Access	2013	Phase 2 Single-arm	20	Complete 2‑year follow-up	30‑day PP: 95% 6‑month SP: 89% 12‑month SP: 81% Infection Rate/yr: 4% (1 event) Number of Rejections: 0
V006	Dialysis Access	2016	Phase 3 Prospective Randomized Blinded	355 total; 177 received HAV 178 received ePTFE	5‑year follow-up in process	30‑day PP HAV: 93% 12‑month SP HAV: 82% 24‑month SP HAV: 67% 12‑month SP ePTFE: 80% 24‑month SP ePTFE: 74% Infection Rate HAV/yr: 0.93% Infection Rate ePTFE/yr: 4.5% Number of HAV Rejections: 0
V007	Dialysis Access	2017	Phase 3 Prospective Randomized Blinded	242 total	Enrollment completed in April 2023	Trial is currently in 12-month follow up
V011	Dialysis Access	2019	Phase 2 (LUNA200 Manufacturing System Bridging Study)	30	3‑year follow-up ongoing	30‑day PP: 97% 30‑day SP: 100% 12-month SP: 83% Infection Rate HAV/yr: 0% Number of HAV Rejections: 0
V012	Dialysis Access	2023	Phase 3 Prospective Randomized Blinded	Target 150 women total	Enrollment ongoing	Trial is currently enrolling
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
Phase 3 V006 HUMANITY trial secondary patency results

Secondary Patency	6 months	12 months	18 months	24 months
HAV HUMANITY [Mean (95% CI)]	92% (87 – 95%)	82% (75 – 87%)	73% (65 – 79%)	67% (59 – 74%)
ePTFE HUMANITY [Mean (95% CI)]	87% (81 – 85%)	80% (73 – 85%)	77% (70 – 83%)	74% (67 – 81%)

Cox Proportional Hazards Model for Time to Loss of Secondary Patency
Treatment Group (HAV vs ePTFE)		Hazard Ratio		Non-inferiority Margin Hazard	Non-inferiority Demonstrated (Yes/No)
		Estimate	95% CI
	12 months	0.869	(0.528, 1.431)	1.491	Yes
	24 months	1.284	(0.867, 1.903)	1.488	No

Phase 3 V006 HUMANITY trial rates of infection
The reported Serious Adverse Events (“SAEs”) related to the HAV and ePTFE in the V006 trial, in this patient population, which typically has a high prevalence of existing medical conditions, are detailed in the table below.
SAEs Reported in V006 Phase 3 Clinical Study in AV Access

Description of SAE	Number of SAEs (% of total subjects)
	HAV	ePTFE
Number of subjects in V006 study	177	178
General disorders and administration conditions:
Implant site extravasation	0(0.0)%	1(0.6)%
Infections and infestations:
Vascular access site infection	0(0.0)%	5(2.8)%
Injury, poisoning and procedural complications:
Anastomotic stenosis	1(0.6)%	(0.0)%
Vascular access site hematomas	1(0.6)%	(0.0)%
Vascular access site hemorrhage	0(0.0)%	3(1.7)%
Vascular access site pain	1(0.6)%	0(0.0)%
Vascular access site pseudoaneurysm	10(5.6)%	0(0.0)%
Vascular access site rupture	2(1.1)%	0(0.0)%
Vascular access site thrombosis	41(23.2)%	28(15.7)%
Skin and subcutaneous tissue disorders:
Skin necrosis	0(0.0)%	1(0.6)%
Vascular disorders:
Steal syndrome	2(1.1)%	2(1.1)%
Subclavian vein occlusion	0(0.0)%	1(0.6)%
Vascular stenosis	34(19.2)%	27(15.2)%
Venous stenosis	3(1.7)%	9(5.1)%

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
Phase 3 V007 AV Access Study
Trial Design: In April 2023 we completed enrollment of a Phase 3 trial, called V007, in 242 patients with ESRD. V007 is a Phase 3, prospective, multi-center, open label, randomized, two-arm comparative study conducted in the United States. The V007 trial is designed to assess the usability of the HAV for dialysis at six and 12 months as a comparison to autogenous fistulas, which are known to exhibit a high rate of early maturation failure of approximately 40% at six months. Patients in the study are randomized to receive either the HAV for vascular access or an autogenous AV fistula. The objective of V007 is to compare the safety and efficacy of our 6 millimeter HAV to autogenous AV fistula for functional hemodialysis access.
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
Current Trial Status: As of December 31, 2023, there were 242 patients enrolled in the V007 trial, and enrollment was completed in April 2023. We currently expect, upon completion of the V007 trial in 2024 and, dependent upon results, to file a BLA supplement for the use of HAV in AV access for hemodialysis.
Market Phase 3 V012 AV Access Study in Women
In collaboration with our corporate partner Fresenius Medical Care and its subsidiary Frenova Renal Research, we conducted a study to review the outcomes of 178,575 adult patients who received in-center dialysis at Fresenius Kidney Care dialysis centers. Among the areas of study were the complications and cost of treatment by patient demographic. The objective of the study was to further define patient subgroups who could most benefit from the HAV. The study showed that women, particularly obese and diabetic women, have higher complication rates, including infections and access failures, and higher treatment costs.

Based on the results of the results of this research, we have commenced a clinical study designed to demonstrate the clinical and health economic benefits of the HAV in women dialysis patients, a high-unmet-need population. We have commenced a Phase 3 trial, which we refer to as the V012 trial, in up to 150 patients with ESRD. V012 is a Phase 3, prospective, multi-center, open label, randomized, two-arm comparative study conducted in the United States. The V012 trial is designed to assess the usability of the HAV for dialysis in comparison to autogenous fistulas, in female patients currently receiving hemodialysis via catheter. The primary measure of efficacy will be total days free from in-dwelling catheter (“catheter-free days”) until 365 days, or until access abandonment, whichever occurs first. The primary measure of safety will be number and severity of infections related to all accesses (including catheters) from access creation until 365 days.
Proposed Indication #3: PAD
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

Clinical Indication	Type of Conduit	Year	Number of Patients	Published Secondary Patency Outcome	Infection (per patient-year)	Rejection Outcome
PAD	Saphenous Vein (autologous)	2008	60	12 months: – 86%	N/A	N/A
	ePTFE	2008	61	12 months: – 80%
	(synthetic graft)	2013	101	12 months: 76% – 89%	N/A	N/A
		2011	273	12 months: 81%
		2013	496	N/A	3.8%
				6 months: 50%	N/A	N/A
	Procol	2008	7	12 months: 50%
	(bovine vein)			Aneurysm Rate: 29%
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

Our Current Phase 2 Trials of the HAV in PAD

Clinical Trial Number	Indication	Begin Enrollment	Design/ Phase	Number of Subjects	Status	Outcomes**
V002	Peripheral	2013	Phase 2	20	10-year	30-day PP: 100%
	Artery Disease		Single-arm		follow-up	6-month SP: 84%
					ongoing	12-month SP: 84%
						72-month SP: 60%
						Infection Rate/yr: 0%
						Number of Rejections: 0
V004	Peripheral	2016	Phase 2	15	Completed	30-day PP: 100%
	Artery Disease		Single-arm			6-month SP: 86%
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
Trial Design: Both our V004 and V002 trials were prospective, open-label, single treatment arm, multi-center studies. We enrolled 20 patients in our V002 trial in Poland, and 15 patients in our V004 trial in the United States. Both trials had the primary objectives of evaluating the safety of the HAV as a femoral-to-popliteal bypass graft, and determining the primary, primary assisted, and secondary patency over 12 and 24 months.
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
There have been no HAV-related infections reported during the V002 trial as of December 31, 2023, and no amputations of the treated extremity. A sub-set of seven V002 subjects consented for long-term follow-up computerized tomography (“CT”) angiograms, which were obtained at 48 to 52 months after HAV implantation. In all cases, the HAV maintained normal architecture and function. A representative image is shown below, taken 50 months post-implantation. Proximal and distal anastomoses of HAV with recipient’s vasculature are noted, as is the scale bar on the right-hand side of each image. The image presents two views of the same subject, and shows uniform HAV diameter along the length of the implant.

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
Published literature reports of patients with Rutherford stage 4 and 5 PAD and no autologous vein available for revascularization show that outcomes can include amputation. For Rutherford 4 and 5 patients with no vein and no revascularization procedure, amputation rates at 6 months are reported at 31%. For stage 4 and 5 patients who do undergo saphenous vein revascularization, the amputation rate at one year is approximately 10%. The lack of amputation for stage 4 and 5 patients in the V004 trial at one year, none of whom had saphenous vein for revascularization, supports the use of the HAV in severe PAD.
Examples of the Use of Our 6 millimeter HAVs in Expanded Access Cases
The FDA has granted use of the HAV in 27 special expanded access cases through December 31, 2023. Each of these compassionate use cases was conducted under an individual, investigator-initiated IND with the FDA. Two cases are highlighted below.
70-year-old with Critical Limb Ischemia
The patient is a 70-year-old male with critical limb ischemia and no vein available to perform a bypass, as the vein was previously used for a CABG. He underwent a successful bypass with the HAV. Imaging at one year demonstrated a patent graft as illustrated below. The patient is in long-term follow up.

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
Mayo Clinic Study in Severe PAD
The Mayo Clinic, Rochester, MN, is conducting a study in up to 30 patients with chronic limb-threatening ischemia (CLTI), the end stage of PAD, under an investigator IND filed with the FDA. In September 2023, researchers presented interim results at the Midwestern Vascular Conference including their conclusion that in the clinical study the HAV was a safe, resilient, and effective conduit for arterial bypass and limb salvage. This is an important result since approximately 40% of patients requiring lower extremity bypass do not have saphenous vein available, which is the standard of care for treating this challenging disease state. The presentation reported the outcomes of 29 patients, with a mean age of 71 and having no available vein to use as a bypass graft, who underwent HAV implantation. Of these 29 patients, 97% had previously experienced unsuccessful revascularization procedures on the extremity and 21 (72%) had tissue loss or gangrene. Based on the state of this disease, this patient group had a 30-50% one-year risk of amputation. Notably, surgery in 22 (76%) patients necessitated a tibial artery target, a surgical procedure involving the fusion of two 42 cm long HAVs to achieve the required bypass length. Surgeons reported that the operations to implant the HAV achieved a 100% technical success rate, without any HAV-related major adverse events reported. At a median follow-up of nine months, the secondary patency rate for patients implanted with the HAV was 72%. The limb salvage rate was 86%, corresponding to only a 14% amputation rate.
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
In April 2023, Humacyte and JDRF International (JDRF), the leading global organization funding type 1 diabetes research, announced a collaboration to advance the development of the BVP product candidate. During 2023, we commenced testing the BVP in primates. In these experiments, researchers observed that insulin-producing cells in the BVP survive for multiple weeks after implantation into the animal and continue to make insulin after implantation. We consider these results to be extremely encouraging as they support the potential ability of the BVP to deliver a curative number of insulin-producing islets into diabetic subjects. Additional work in large animals is currently ongoing, including using the BVP in diabetic large animals.
Coronary Artery Bypass Graft (CABG)
Evaluation of 3- and 4mm diameter HAVs for coronary artery bypass is ongoing at Humacyte. Our initial pilot studies have included the use of our engineered vessels for CABG in canines, demonstrating functional patency and adequate blood flow for up to one month. To further evaluate the utility and durability of the HAV in a large animal model, we have initiated a preclinical study at Duke University to evaluate the use of our small diameter HAV for CABG in adult primates (baboons). The goal of this study is to assess patency and function for six to 12 months, as well as host responses and cellular remodeling. HAVs are followed by ultrasound imaging of the heart, and angiographic imaging of the conduits. In July 2022, preclinical data on use of the small-diameter HAV in CABG was presented at American Heart Association Basic Cardiovascular Sciences Scientific Sessions. Coronary bypass in a non-human primate model, with follow-up of six months, showed that the HAV maintained structural integrity and functioned well to conduct blood flow to the heart. In addition, the HAV was observed to have robust cell repopulation with vascular cells over time, becoming a living vascular tissue supplying the heart muscle. During 2023 we commenced IND-enabling preclinical studies in large animals to support potential advancement of the HAV into human clinical trials, and these studies are currently ongoing.

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
BT Shunt Implant Schematic
In October 2023, results of the preclinical study were published in the open-access Journal of Thoracic and Cardiovascular Surgery (JTCVS Open). In the study, researchers implanted 3.5mm diameter HAVs into a juvenile large-animal model of pediatric heart disease. The 3.5mm HAV was implanted between the subclavian and pulmonary arteries, to mimic a commonly-performed surgical procedure used to treat babies born with Tetralogy of Fallot, one of the most common pediatric heart conditions. The study assessed the HAV’s patency, structure, and blood flow from one week to six months after the implant. The 3.5mm diameter HAV has smaller product dimensions but is manufactured using a similar process as Humacyte's 6mm HAV system currently being evaluated in clinical trials in vascular trauma, AV access for hemodialysis, and PAD. We believe that the production of the functional 3.5mm HAV is indicative of the potentially broad application of our proprietary bioengineered tissue platform and manufacturing processes.

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

Suppliers
We source critical components and necessary raw materials from vendors that have been approved and qualified through our vendor management program. SeraCare, which was subsequently acquired by LGC Clinical Diagnostics, Inc. (“SeraCare”), is the current single source supplier of human plasma used in our manufacturing process and Confluent Medical Technologies, Inc. (“Confluent”) is the current single source supplier of the polymer mesh we use. We source custom, Humacyte-designed, pre-sterilized (gamma irradiated) assemblies and single-use tubing sets through multiple approved vendors. We source bioprocess solutions, including culture media and decellularization buffers, from a division of Thermo Fisher Scientific, which has a second production site to provide redundant media/buffer production capacity. We continue to explore the development redundant vendors for all critical materials and we manage all vendor changes through a robust change control process.
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
Distribution
Commercialization Strategy Within United States and for Earlier-Stage Pipeline Programs
For our vascular repair and replacement applications of our technology, including renal replacement therapy for dialysis access, the treatment of PAD, and the treatment of vascular trauma, we have retained the right to commercialize our HAV within the United States, and expect to commercialize the HAV through a combination of our own direct sales and marketing team combined with our partnership with Fresenius Medical Care, described below. We plan to own end-to-end commercialization while pursuing collaborations with appropriate strategic partners who have established distribution channels for supplying customer care centers.

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
We expect that the large market potential of earlier-stage applications of our technology platform such as CABG and BVP for diabetes will provide additional collaboration opportunities, and we expect explore strategic partnerships for these product candidates as preclinical and clinical results providing additional proof of concept are generated.
Distribution Agreement with Fresenius Medical Care
We entered into a distribution agreement with Fresenius Medical Care in June 2018 which, as amended as of February 16, 2021, granted Fresenius Medical Care and its affiliates exclusive rights to develop outside the United States and European Union (the “EU”) and commercialize outside of the United States our 6 millimeter x 42cm HAV and all improvements thereto, and modifications and derivatives thereof (including any changes to the length, diameter or configuration of the foregoing), for use in vascular creation, repair, replacement or construction, including renal replacement therapy for dialysis access, the treatment of PAD, and the treatment of vascular trauma, but excluding coronary artery bypass graft, pediatric heart surgery, or adhering pancreatic islet cells onto the outer surface of the distribution product for use in diabetic patients. Within the United States, Fresenius Medical Care will collaborate with Humacyte in its commercialization of the product in the field, including adoption of the distribution product as a standard of care in patients for which such use is supported by clinical results and health economic analyses.
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

As of December 31, 2023, our patent estate is comprised of 18 families of patents. Of these families, 14 are solely owned by Humacyte, one is jointly owned by Humacyte and Global Life Sciences Solutions USA LLC, one is jointly owned by Humacyte and Yale University, one is exclusively licensed to Humacyte from Duke University and one is exclusively licensed to Humacyte from Yale University. For more information regarding these license agreements, see “— License Agreement with Duke University” and “— License Agreements with Yale University.”
Our 18 families of patents are comprised of:
(i)nine issued U.S. patents, 76 foreign patents in Austria, Australia, Belgium, Canada, China, Cyprus, Denmark, France, Germany, Greece, Hong Kong, Hungary, Ireland, Italy, Japan, Netherlands, Portugal,Spain, Sweden, Switzerland, Turkey, and the UK, ten pending U.S. non-provisional patent applications, one pending PCT patent application and eight pending foreign applications in Australia, Canada, China, Europe, Japan and Hong Kong, which are solely owned by us,
(ii)three issued U.S. patents, 19 issued foreign patents in Australia, Austria, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Japan, Netherlands, Spain, Sweden, Switzerland, Turkey, and the UK, one pending U.S. non-provisional patent application, and three pending foreign patent applications in Europe and Canada, which we co-own, and
(iii)one issued U.S. patents, two issued or granted foreign patents in Europe and Japan, one pending U.S. non-provisional patent application, and six pending foreign patent applications in Australia, Canada, Europe, Japan, China, and Hong Kong, which we exclusively license.
Many of these patents and patent applications generally relate to the scaffolds used to make our vessels, the composition of our vessels, and systems and methods of manufacturing our vessels. Excluding any patent term adjustment or patent term extension, the U.S. patent relating to the scaffold used to make our vessels expires in 2032, the U.S. patents relating to the composition of our vessels expire in 2032 and the U.S. patents relating to the systems and methods of manufacturing our vessels expires in 2032. The U.S. patent relating to the entangler machinery used to make tubular scaffolds expires in 2035. Included in our patent portfolio are 12 pending, Humacyte-owned non-provisional applications relating to the manufacturing of engineered tissues at commercial scale, as well as other technologies and product candidates. If these non-provisional applications are allowed, such additional patents issuing therefrom would be expected to expire around 2043.
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
We have also registered trademarks for use in connection with our products. These include registrations for SYMVESS™ in the United States, Europe, United Kingdom and Ukraine, HUMACYL™ in the United States, Europe, Australia, Canada, China, and Israel; HUMAGRAFT™ in Australia, China, Europe, and Israel; HUMAPASS™ in Europe, Australia, and Israel; and HUMACYTE, in the United States, Europe, Australia, Canada, and Israel. We may pursue additional registrations for future products in markets of interest.
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
Biovascular Pancreas
In August 2019, we entered into a license agreement with Yale that granted us a worldwide license to its patents related to a BVP. The license granted under the agreement is exclusive in the field of acellular vascular tissues that deliver pancreatic islet cells to patients, except that it is subject to Yale’s non-exclusive right, on behalf of itself and all other non-profit academic institutions, to use the licensed products for research, teaching, and other non-commercial purposes. We have agreed to use reasonable commercial efforts to develop and commercialize the licensed patents and any licensed products and methods, and to use reasonable efforts to make the licensed products available to patients in low and low-middle income countries. We are also obligated to provide Yale periodically an updated and revised copy of our plan, which must indicate progress of our development and commercialization. We may also sublicense our rights without Yale’s prior written consent, but such sublicense is subject to certain conditions.
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
In the United States, the FDA regulates pharmaceutical drugs, medical devices and biologic products under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Public Health Service Act (“PHSA”), FDA implementing regulations, and other laws. Our vessels are subject to regulation by the FDA as biologics. Biologics require the submission of a BLA and approval by the FDA before being marketed in the United States. None of our vessels have been approved by the FDA for marketing in the United States, and we currently have one BLA pending. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, and the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.
Marketing Approval — Biological Products in the United States
Before a biologic is approved in the United States, an applicant must submit a BLA that includes sufficient evidence to establish the safety, purity, and potency of the product candidate for its intended indications, including from the results of preclinical studies and clinical trials. A BLA must also contain extensive information about manufacturing and product quality control testing, and the applicant must pass an FDA preapproval inspection of the manufacturing facility or facilities at which the biologic product is produced and distributed from to assess compliance with current good manufacturing practices (“cGMPs”).
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
For purposes of BLA submission and approval, clinical trials are typically conducted in three sequential phases, which may overlap or be combined. For certain of Humacyte’s development of product candidates, Phase 1 and Phase 2 trials have heretofore been combined into a single trial design.
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

During the development of a medicinal product, the EMA and national medicines regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Scientific Advice Working Party of the Committee for Medicinal Products for Human Use (“CHMP”). Advice is not legally binding with regard to any future marketing authorization application of the product concerned. To date, we have not initiated any scientific advice procedures with the EMA, but we have obtained confirmation from the EMA that our HAVs would be eligible for the EMA’s scientific advice procedures.
Marketing Authorizations
After completion of the required clinical testing, we must obtain a marketing authorization before we may place a medicinal product on the market in the EU. There are various application procedures available, depending on the type of product involved.
All application procedures require an application in the common technical document format, which includes the submission of detailed information about the manufacturing and quality of the product, and non-clinical and clinical trial information. There is an increasing trend in the EU towards greater transparency and, while the manufacturing or quality information is currently generally protected as confidential information, the EMA and national regulatory authorities are now liable to disclose much of the non-clinical and clinical information in marketing authorization dossiers, including the full clinical study reports, proactively or in response to freedom of information requests after the marketing authorization has been granted.
The centralized procedure gives rise to marketing authorizations that are valid throughout the EU. Applicants file marketing authorization applications with the EMA, where they are reviewed by a relevant scientific committee, in most cases the CHMP (although other specialist committees may also be involved; for example, the Committee for Advanced Therapies will also be involved in the review of advanced therapy medicinal products (“ATMP”), and HAVs could potentially be classified as an ATMP). The EMA forwards CHMP opinions to the European Commission, which uses them as the basis for deciding whether to grant a marketing authorization. The centralized procedure is compulsory for medicinal products that (1) are derived from biotechnology processes, (2) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, viral diseases or autoimmune diseases and other immune dysfunctions, (3) are orphan medicinal products or (4) are advanced therapy medicinal products. For medicines that do not fall within these categories, an applicant may voluntarily submit an application for a centralized marketing authorization to the EMA, as long as the CHMP agrees that (i) the medicine concerned contains a new active substance, (ii) the medicine is a significant therapeutic, scientific, or technical innovation, or if its authorization under the centralized procedure would be in the interest of public health.
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
Employees and Human Capital Management
As of December 31, 2023, we had 185 employees, of which 183 were full-time. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.
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
Our website address is www.humacyte.com and our investor relations website is located at https://investors.humacyte.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. The U.S. SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press releases, as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file.

Item 1A. Risk Factors
Our operations and financial results are subject to a high degree of risk. These risks include, but are not limited to, those described below, each of which may have a material and adverse effect on our business, prospects, operating results, financial condition and the trading price of our securities. You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In that event, the trading price of our securities could decline and you could lose all or part of your investment.
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
•The terms of the Purchase Agreement may limit our ability to incur future debt.

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
Risks Related to the Development and Commercialization of Our Product Candidates
If our clinical trials are delayed, do not produce favorable results, or otherwise fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States, we may incur significant additional costs or experience significant delays in completing, or ultimately be unable to complete, the development, approval, and commercialization of our product candidates. If we experience significant delays or significant additional costs, our business will be materially harmed.
Before obtaining marketing approval for any of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive and time-consuming, and its outcomes are uncertain.
A number of factors may impact the timing of our preclinical and clinical programs and the development and commercialization of our product candidates. These include factors such as inability to recruit sufficient numbers of patients, delays in obtaining IRB approval for planned trials, or disagreements with regulatory agencies on clinical trial design and/or imposition of clinical holds. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all, or that they will be successful. Any inability to successfully complete development of our product candidates would likely result in significant additional costs to us, create delays in filing a BLA for regulatory approval of our product candidates and impair our ability to generate revenue.
We believe the novelty of our research and development efforts, which are focused on the development of bioengineered human, acellular, tissue-based vessels for use across a wide spectrum of applications in vascular surgery, augments this uncertainty. The scientific discoveries that form the basis for our efforts to develop our product candidates are relatively new, and the scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. At this time, no products based on HAVs have been approved in the United States, Europe or in any other jurisdiction. The clinical trial requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. In addition, because of the nature of the HAVs, many of our clinical trials are “open label,” meaning that both the patient and the investigator know whether the patient is receiving the investigational product candidate. These studies often require the use of historical control arms consisting of patients previously treated with alternative therapies in the normal course of medical care. Use of open label study designs further complicates the clinical development process. Because of these and other factors, we may experience substantial difficulties in agreeing with FDA and other regulatory authorities on clinical trial design.
If our studies are not successful, we be delayed in obtaining marketing approval or may not receive marketing approval at all. For example, our V006 trial did not meet its primary endpoint, which has delayed development of the HAV for the hemodialysis access indication. If we fail to achieve the primary endpoint of our other ongoing or future clinical trials, or if safety issues arise, or the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, we may incur significant additional costs or experience significant delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Even if our clinical trials achieve their primary endpoints, the FDA may still determine that such trials do not adequately establish the safety and effectiveness of our products. Data obtained from preclinical and clinical studies are subject to varying interpretations, which may delay, limit, or prevent marketing approval. In such a circumstance, the FDA may require that we design and conduct new, additional clinical trials to demonstrate safety and effectiveness, or may determine not to approve our products at all.
Additionally, even if we receive FDA approval for our HAVs, we may face a number of difficulties if the results of our clinical trials are unfavorable, inconclusive, or only modestly favorable or if there are safety concerns, such as adverse events (“AEs”) or SAEs, which could include clotting, mechanical failure, immunological rejection or infection, that could outweigh potential benefits associated with such product candidates. This could result in:
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
Our HAVs may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval. If our HAVs are associated with undesirable side effects in clinical trials or have negative characteristics that are unexpected, we may need to perform additional clinical trials, abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if one of our product candidates is approved, the FDA and other regulatory authorities may limit the scope of that approval, require us to include detailed warnings and/or contraindications in product labeling, and/or implement a REMS, which may include restrictions on distribution or use of the product. If serious safety concerns emerge after product approval, FDA and other regulatory authorities may take steps to withdraw the product from the market. Any of these events could cause us to delay, abandon or limit the development and, if approved, marketing of our product candidates. For more information, see the section of this Annual Report on Form 10-K titled “Business."
We may experience delays or difficulties in the enrollment of patients in our clinical trials, which may delay or prevent additional clinical trials and our receipt of necessary marketing approvals.
We are currently enrolling patients in several clinical trials, including in our V012 trial, which is a Phase 3 clinical trial comparing the safety and efficacy of our 6 millimeter HAV to AV fistula for hemodialysis access in women. Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in such trials. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA and other regulatory authorities, and as such our product candidates could be delayed or otherwise adversely affected. Patient enrollment and trial completion is affected by many factors including the:
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
Our HAVs are currently in various stages of preclinical and clinical testing. We do not have the personnel capacity to directly conduct or manage all of the clinical trials that are necessary for the development of our HAVs. Therefore, we rely, and will continue to rely, on third parties to assist us in managing, monitoring and conducting our clinical trials. Some of the investigators in our clinical trials have not been, and, if our HAVs receive marketing approval, surgeons may not be, previously exposed to the implantation and follow-up procedures related to their use. As a result, our HAVs may be, and have been in the past, incorrectly implanted and follow-up procedures may be performed incorrectly, resulting in increased interventions or failure of the HAV, and complicating interpretation of clinical trial results. Our efforts to educate investigators, surgeons and interventionalists regarding the proper techniques for use of our HAVs both during clinical trials and following potential commercialization may be costly, prove unsuccessful and could materially harm our ability to continue the clinical trials or commence marketing of our HAVs. Regulatory authorities may also seek to impose restrictive labeling or proactive communication obligations on any marketing approval granted for use of our HAVs as a result, which could reduce market acceptance of any of our HAVs that receive marketing approval.
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
There is uncertainty around third-party coverage and reimbursement of newly approved regenerative medicine type products, even those with the RMAT designation from FDA, such as our 6 millimeter HAV for urgent arterial repair following extremity vascular trauma, which received the RMAT designation in 2023, and our 6 millimeter HAV for AV access for performing hemodialysis, which received the RMAT designation in 2017. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which medical products and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. Currently, no RMAT tissue engineered product has established coverage and reimbursement by the CMS. Even if our HAVs receive approval from regulatory authorities, it is difficult to predict what CMS or any comparable foreign regulatory agency will decide with respect to coverage and reimbursement for novel products such as ours, as there is no body of established practices and precedents for these types of products.
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
Product liability lawsuits against us could cause us to incur substantial liabilities that may not be covered by our limited product liability insurance and may limit the development, approval and commercialization of our HAVs and any other product candidates that we develop in the future.
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

Risks Related to Manufacturing Our Product Candidates
The manufacture of our product candidates is complex, we have not manufactured commercial product, and we have in the past and may in the future encounter difficulties in production. If we or any third-party manufacturer encounter such difficulties, our ability to supply our product candidates for clinical trials or, if approved, for commercial sale could be delayed or halted entirely.
The process of manufacturing our HAVs is complex, highly regulated and subject to multiple risks. The manufacture of biologics such as our HAVs has been, and continues to be, susceptible to product loss due to a range of factors including contamination, equipment failure, temporary power outages, improper installation or operation of equipment, damage to facilities, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes has resulted, and could in the future result, in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, manufacturing may be delayed for an extended period of time to investigate and remedy the contamination, which would harm our business, operating results and financial condition as well as our reputation. We depend on cell banks in our manufacturing process, and the loss of our master cell banks would result in significant disruptions to that process.
We currently manufacture the 6 millimeter HAVs for our clinical trials at our manufacturing facility in Durham, North Carolina, where we have created a scalable modular manufacturing process, which we refer to as the LUNA200 system, that we believe will enable us to manufacture our HAVs, if approved, in commercial quantities in compliance with cGMPs. Our efforts to scale out our manufacturing operations may not succeed. Scaling out a biologic manufacturing process is a difficult task, as there are risks including, among others, cost overruns, process reproducibility, stability issues, lot consistency and timely availability of raw materials. We have limited years of experience manufacturing our HAVs in-house with the LUNA200 system, and no experience manufacturing the volume that we anticipate will be required to supply all of our clinical trials or to achieve planned levels of commercial sales following marketing approval, if received. Additionally, our manufacturing process has evolved over time and we may not have the experience, resources, or facility capacity to handle adoption of future changes or expansion of capacity. The forecasts of demand we plan to use to determine order quantities and lead times for components from outside suppliers may be incorrect, and we may be unable to obtain such components when needed and at a reasonable cost. We also have experienced interruptions in the supply of the raw materials required to manufacture our product candidates, and increased costs due to supply chain disruptions or inflation in the cost of goods, services or other operating inputs. Likewise, supply chain interruptions could affect the transport of clinical trial materials, such as our HAVs and other supplies used in our clinical trials, which would negatively impact our ability to conduct our clinical trials. In addition, we may not be able to develop and implement efficient manufacturing capabilities and processes to manufacture our HAVs in sufficient volumes that also satisfy the legal, regulatory, quality, price, durability, engineering, design and production standards required to commercialize our HAVs successfully.
If we are unable to produce sufficient quantities of our HAVs for our clinical trial needs or commercialization, we may need to make additional changes to our manufacturing processes and procedures. Such changes to our manufacturing platform could trigger the need to conduct additional bridging studies between our prior clinical supply and that of any new manufacturing processes and procedures. Should we experience delays or be unable to produce sufficient quantities of our HAVs utilizing our current or a modified version of our manufacturing system, we expect that our development and commercialization efforts would be impaired as a result, which would likely materially adversely affect our business, prospects, operating results and financial condition.
Manufacturing facilities are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply with the regulations or maintain the approvals.
Our manufacturing facility is subject to ongoing regulation and periodic inspection by the FDA and other regulatory authorities to ensure compliance with cGMPs. Failure to follow and document adherence to such regulations or other regulatory requirements may (i) lead to significant delays in the availability of product for our clinical trials, (ii) result in the termination of or a hold being placed on one or more of our clinical trials, (iii) require significant modifications to our manufacturing facility, personnel, and procedures, (iv) delay or prevent filing or approval of marketing applications for our HAVs, (v) result in temporary or permanent closures of our manufacturing facilities, and/or (vi) result in other civil or criminal penalties.

Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct and support our clinical trials, and those third parties may not perform satisfactorily, including by failing to adhere to regulatory requirements or our stated protocols or to meet deadlines for the completion of such trials.
We do not independently conduct clinical trials for our product candidates and instead rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to perform various functions, including implanting our HAVs and monitoring patients. The FDA and other regulatory authorities require us and these third parties to comply with GCP and, where applicable, cGTPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical trials are protected; ultimately, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and trial protocol. Failure by us or these third parties to do so could require us to enroll additional trial subjects beyond those we anticipate, could require us to modify our protocol, which may cause us to lose previously established Special Protocol Assessment (“SPA”) agreements with the FDA or similar agreements with other regulatory authorities concerning whether the design and size of our clinical trial adequately addresses scientific and regulatory requirements to support marketing approval, or could materially harm our ability to complete our clinical trials, including as a result of the need to remove trial sites and participants from the trial, and could result in civil or criminal penalties. We have in the past and may in the future need to terminate trial sites due to failure to conduct a trial in accordance with its protocol, applicable regulations, GCPs, and generally accepted research standards.
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
Since inception, we have generated no product revenue, and prior to receipt of marketing approval from regulatory authorities, we will be unable to do so. We incurred net losses of $110.8 million and $12.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we had an accumulated deficit of $537.3 million and $426.5 million, respectively. We have historically financed our operations primarily through the sale of equity securities and convertible debt, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities, the Purchase Agreement and, to a lesser extent, through grants from governmental agencies. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and development of manufacturing technology, and we anticipate that our expenses will continue to increase over the next several years as we continue these activities.
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
As of December 31, 2023, we had net operating loss carryforwards for federal and state tax purposes of approximately $384.0 million and $383.0 million, respectively, which begin to expire in 2025. In addition, we had tax credit carryforwards for federal and state tax purposes of approximately $20.1 million as of December 31, 2023, which begin to expire in 2025 and will expire completely in 2043. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. In general, if we experience a greater than 50% aggregate change in ownership of certain significant stockholders or groups over a three-year period (which constitutes an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”)), utilization of our pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change net operating loss carryforwards before utilization and may be substantial. In the past we may have experienced, and in the future may experience, ownership changes as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. As of December 31, 2023, we had cash and cash equivalents of $80.4 million and as of December 31, 2022, we had cash and cash equivalents and short-term investments of $151.9 million. Subsequent to December 31, 2023, in March 2024 we completed the Offering (defined below), which provided approximately $43.1 million in net proceeds and received an additional $20.0 million under the Purchase Agreement (defined below). Based upon our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the date of this Annual Report on Form 10-K.

Pursuant to the terms of the Purchase Agreement, we may be limited in our ability to incur future debt.
On May 12, 2023, the Company and Global entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland, as agent for the Purchasers (the “Agent”), to obtain financing with respect to the further development and commercialization of the Company’s HAV, to repay the Company’s credit facility with Silicon Valley Bank (“SVB”), and for other general corporate purposes. Pursuant to the terms of the Purchase Agreement, we are limited in our ability to incur additional indebtedness without the prior written consent of the Purchasers. The Purchasers have an option to terminate the Purchase Agreement and to require Global to repurchase the Revenue Interests in the event that we incur additional indebtedness in violation of the terms of the Purchase Agreement.
We cannot assure you that our business will generate sufficient cash flow from operations, that we will be able to incur future debt on favorable terms or at all, or that future financing will be available to us in amounts sufficient to fund our operations.
To date, we have not obtained marketing approval for, or commercialized, any of our product candidates, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
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
Prior to commercialization, biologics, like our HAVs, require the submission of a BLA to, and approval of the BLA by, the FDA. A BLA must be supported by extensive preclinical and clinical data, as well as extensive information regarding chemistry, manufacturing and controls (“CMC”), sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA. In February 2024, the FDA accepted and granted priority review for our first BLA seeking approval of our HAV for urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated and autologous vein use is not feasible, but there can be no assurance that we will obtain FDA approval for that indication or for any of our product candidates.
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

In some cases, the FDA may agree to an SPA for a clinical trial, when it determines that the trial is adequately designed to provide necessary data to support a license application. Even in such cases, however, the FDA may subsequently abandon the SPA if a substantial scientific issue essential to determining the safety or effectiveness of the product candidate has been identified after the testing has begun. In addition, if a company alters the protocol for a trial, the SPA may no longer apply. Further, the results of pivotal clinical trials are always subject to thorough FDA review. Even highly significant and favorable clinical trial results are no guarantee of approval.
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
The marketing approval process for novel product candidates such as ours may take longer to complete and be more expensive than the process for other, better known or extensively studied pharmaceutical or other product candidates. On December 12, 2023, we submitted our BLA for the HAV in urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated and autologous vein use is not feasible. We submitted our BLA using a “rolling review,” which means we may submit completed modules of a BLA rather than waiting until every module of the BLA is completed before submitting the full BLA for FDA review. Such “rolling review” is common for indications that are part of one of FDA’s expedited programs, such as our 6 millimeter HAV, which has received Fast Track and RMAT designations for AV access in hemodialysis, and RMAT designation for urgent arterial repair following extremity vascular trauma. In February 2024, the FDA accepted our BLA in the vascular trauma indication and granted priority review of that BLA. Under priority review, the FDA’s goal is to review an application within six months of the 60-day filing date, compared to ten months for a standard review. Even though we have utilized a “rolling review” and we have received priority review for that BLA, it may not lead to a shorter review period. The FDA could require us to submit major amendments to the BLA, which could lead to a longer review time. The FDA could also decide to consult an advisory committee as part of our BLA review process, which often leads to a longer review time. We are not permitted to commercialize our product candidates in the United States until they have been approved by the FDA, and if we experience a lengthier review period than expected, our ability to generate product revenues would be materially harmed.
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

In addition, if FDA approves a BLA for a biologic that has received orphan drug designation, then FDA may not approve another application for the same drug or biologic for the same disease or condition until the expiration of seven years from the date of the approval of the orphan BLA. This is known as orphan exclusivity. However, even if one of our biological product candidates receives orphan exclusivity, the FDA can still approve different drugs or biologics for use in treating the same indication or disease, as well as the same drug or biologic for a different indication or disease. The FDA can also approve the same drug or biologic for the same indication or disease if the subsequent drug or biologic demonstrates clinical superiority. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.
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
•imposition of injunctions or significant civil monetary penalties or pursuit by regulatory authorities of civil or criminal prosecutions and fines or other civil and/or criminal penalties against us or our responsible officers;
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
In 2014, the FDA granted Fast Track designation for our 6 millimeter HAV for use in the creation of AV access for hemodialysis, in 2017, the FDA granted RMAT designation for our 6 millimeter HAV for the creation of vascular access for performing hemodialysis and in 2023, the FDA granted RMAT designation for our 6 millimeter HAV for urgent arterial repair following extremity vascular trauma. We have not received designations pursuant to any of the FDA’s expedited programs for PAD or our other indications, although we may in the future seek such designations if such product candidates meet the criteria for that designation. In addition, even with one or more of these designations, we may not experience a faster development process, or faster review or approval, for our product candidates compared to product candidates that are not part of the expedited programs. Further, the FDA may withdraw a designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, a product candidate may no longer demonstrate a potential to address unmet medical need if, for example, a new product is approved that addresses the same need, which could lead to loss of a designation. The loss of a designation under an expedited program, including a Fast Track designation, Breakthrough Therapy Designation, or RMAT designation, could significantly increase the costs of development and length of time required before we could seek marketing approval of such a product candidate.
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
Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. At the federal level, for example, the Inflation Reduction Act of 2022, or IRA, was signed into law on August 16, 2022. Among other key provisions, the IRA:
•Requires manufacturers to pay rebates for a Medicare Part B or Part D drug if the price increases for the drug exceed the rate of inflation.
•Eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached.
•Delays the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries.
•Directs the Centers for Medicare & Medicaid Services, or CMS, to engage in price-capped negotiation for certain Medicare Part B and Part D drugs and biologics. Specifically, the IRA’s Price Negotiation Program applies to high-expenditure single-source drugs and biologics that have been approved for at least 7 or 11 years, respectively, among other negotiation selection criteria, beginning with ten high-cost Part D drugs starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The negotiated prices will be capped at a statutorily determined ceiling price. There are statutory exemptions from the IRA’s Price Negotiation Program, including for a drug that has only a single orphan drug designation and is approved only for an indication or indications within the scope of such designation. The IRA’s Price Negotiation Program is currently the subject of legal challenges.
Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties or a potential excise tax. The IRA permits the Secretary of Health and Human Services, or HHS Secretary, to implement many of the IRA’s provisions through guidance, as opposed to regulation, for the initial years. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices pharmaceutical manufacturers can charge and the reimbursement pharmaceutical manufacturers can receive for approved products, among other effects.
The Biden administration has indicated that lowering prescription drug prices is a priority. On October 14, 2022, President Biden signed an executive order to lower prescription drug costs for Americans. In response to this directive, the Center for Medicare and Medicaid Innovation is developing new models intended to lower drug costs under Medicare and Medicaid. These models include designing new payment methods for drugs approved under accelerated approval to encourage timely confirmatory trial completion and improve access to post-market safety and efficacy data, with the goal of reducing Medicare spending on drugs that have no confirmed clinical benefit; creating a list of generic drugs for which the out-of-pocket Part D costs will be capped at $2 a month per drug; and establishing a new approach for administering outcomes-based agreements for cell and gene therapies. President Biden also signed an executive order on July 9, 2021, affirming the administration’s policy to support legislative reforms that would lower the prices of prescription drugs, including by supporting the development and market entry of lower-cost generic drugs and biosimilars, and support the enactment of a public health insurance option. Among other things, the executive order directs the HHS Secretary to provide a report on actions to combat excessive pricing of prescription drugs, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry.

The American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, individual states have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We cannot predict how further developments of or changes to these laws and regulations will affect our business.
The FDA also released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit plans for importation of drugs from Canada. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The 2020 rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to a court order, HHS subsequently delayed the effective date for aspects of the rule, including those relating to pharmacy benefit managers, until 2023. The rule was then effectively delayed until January 1, 2026, as part of the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021. In addition, on November 19, 2021, the House of Representatives passed a version of the Build Back Better Act that includes a provision prohibiting the implementation, administration, or enforcement of the rule. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.
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
We have previously been, and expect to remain, the target of cyber-attacks. During late 2020 and early 2021, a professional services firm providing services to the Company was the target of a cyber-attack. The Company believes that it was not materially impacted by the attack. Our third-party service providers and partners, with whom we may share data, are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems, as well as employee failures. While we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, and our management of multiple third party service providers increases our operational complexity. If we fail to adequately monitor our third party service providers’ and partners’ performance, including for compliance with our agreements and regulatory and legal requirements, we may have to incur additional costs to correct errors, our reputation could be harmed or we could be subject to litigation, claims, legal or regulatory proceedings, inquiries or investigations. These risks may also be present if our third party service providers and partners use separate information systems that are not integrated with our systems and suffer a cybersecurity incident. As a result, we are subject to the risk that the activities associated with our third party service providers and partners will adversely affect our business, even if the cyber incident does not directly impact our systems or information.
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
Moreover, if our data management systems do not effectively collect, store, process and report relevant data for the operation of our business (whether due to equipment malfunction or constraints, software deficiencies, cybersecurity attack and/or human error), our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.
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
International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”), may also apply to health-related and other personal information obtained outside of the United States. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU (which also includes the European Economic Area, or “EEA”) data protection rules. Further, the United Kingdom’s separation from the EU has created more uncertainty with regard to data protection regulation in the United Kingdom (the “UK”). The UK retained the GDPR in UK law, which sits alongside the amended version of the Data Protection Act 2018. The EU adopted an adequacy decision so data can be transferred from the EU to the UK. Additionally, there are no new requirements for transfer from the UK to the EU. However, going forward, the EU and UK’s data protection rules could diverge and data transfers may not be possible and/or new arrangements may need to be put in place. In particular, it is unclear to what extent the UK regime will begin diverging from the GDPR and how data transfers to and from the UK will be regulated.
In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households, and the CCPA was supplemented by the California Consumer Rights Act (“CPRA”). There are a number of other states that have considered similar privacy proposals, with states like Virginia and Colorado enacting their own privacy laws. These privacy laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.
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
Competitors may also be able to design around our owned or licensed patents. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our owned or licensed patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, patent laws in various jurisdictions, including significant commercial markets such as Europe, restrict the patentability of methods of treatment of the human body more than United States law does. Any such developments could have a material adverse effect on our ability to generate revenue.
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
We are a party to intellectual property license agreements with third parties. For example, we have licenses with each of Duke University and Yale University for patents associated with our proprietary technology, among others, and may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, royalty payment, milestone payment, insurance and other obligations on us. If we fail to comply with these obligations or other obligations in our license agreements, our licensors may have the right to terminate these agreements, in which event we may not be able to develop and market any product or use any platform technology that is covered by these agreements. If our license agreements terminate, or we experience a reduction or elimination of licensed rights under these agreements, we may have to negotiate new or reinstated licenses with less favorable terms or we may not have sufficient intellectual property rights to operate our business. The occurrence of such events could materially harm our business.

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
As of December 31, 2023, we had 185 employees. As we move forward in our efforts to commercialize our HAVs, if approved, we expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of development, regulatory affairs, manufacturing, sales and marketing and quality and compliance and support functions. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations, maintain competitive compensation packages, or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage this growth effectively could delay the execution of our business plans or harm our operations.
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
•announcements concerning the Company or our competitors; and
•the general state of the securities markets.
These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.
Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock.
We expect that securities research analysts will establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on the Company downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on the Company regularly, our stock price or trading volume could decline.
We may issue additional shares of common stock or other equity securities without stockholder approval, which would dilute your ownership interests and may depress the market price of our common stock.
As of December 31, 2023, we had warrants outstanding to purchase up to an aggregate of 5,588,506 shares of our common stock and options outstanding to purchase up to an aggregate of 11,919,421 shares of our common stock. Under the Humacyte, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”) and the Humacyte, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), as of December 31, 2023 we also have the ability to issue 1,492,057 shares and 1,030,033 shares, respectively. In addition, the aggregate number of shares under the 2021 Plan and the ESPP will automatically increase on January 1 of each year commencing January 1, 2022, in an amount equal to 5% and 1%, respectively, of the number of shares of our capital stock outstanding on December 31 of the preceding year, unless our board of directors (the “Board”) acts prior to January 1 of a given year to provide that the increase for such year will be a lesser number. As of December 31, 2023, we had the Option outstanding to purchase up to $10 million worth of shares of our common stock. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of common stock or other equity securities of equal or senior rank would have the following effects:
•our existing stockholders’ proportionate ownership interest in the Company will decrease;
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
We intend to retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our securities unless you sell your securities for a price greater than that which you paid for it.
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
Included on the Company’s consolidated balance sheets as of December 31, 2023 are derivative liabilities related to the Contingent Consideration, the Private Placement Warrants, and the Purchasers’ put option under the Purchase Agreement. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Contingent Consideration and the Private Placement Warrants each reporting period and that the amount of such gains or losses could be material.
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
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we will incur significant legal, accounting and other expenses. Our entire management team and many of its other employees devotes substantial time to compliance.
These rules and regulations result in our incurring substantial legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for Humacyte to obtain director and officer liability insurance, and it has accepted reduced coverage. As a result, it may be difficult for us to attract and retain qualified people to serve on the Board or committees of the Board or as executive officers.

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
Anti-takeover provisions in our Second Amended and Restated Certificate of Incorporation and under Delaware law could make an acquisition of the Company, which may be beneficial to our stockholders, more difficult, and may prevent attempts by our stockholders to replace or remove our current management.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We have certain processes for assessing, identifying, and managing material risks from cybersecurity threats, which are integrated into our enterprise risk management processes. Specifically, we have processes for:
•Identifying and Managing Cybersecurity Risks — We have implemented a cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. We periodically review, assess, update and test our policies, standards, processes and practices in a manner intended to address cybersecurity threats and events. The results of such reviews, assessments and tests are evaluated by management and periodically reported to our Audit Committee of the Board of Directors, and our Board of Directors.
•Technical Safeguards — We have integrated cybersecurity into our overall information technology operations and designed our processes and systems to help protect our information assets and operations from internal and external cyber threats, protect employee and patient information from unauthorized access or attack as well as secure our networks and systems.
•Incident Response and Recovery Planning — To better facilitate our cybersecurity program, our cybersecurity team works collaboratively across our Company to implement programs designed to protect our information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents. We conduct regular tabletop exercises, including incident simulations to test these plans and ensure personnel are familiar with their roles and responsibilities in a response scenario.
•Third-Party Risk Management — We maintain a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties and the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems.
•Education and Awareness — We provide training regarding cybersecurity threats as a means to equip our employees, directors and consultants with tools to make employees, directors and consultants aware of and to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

We adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by our assessments, audits and reviews. Such processes include (i) procedural and technical safeguards, (ii) response plans, (iii) annual tests on our systems, (iv) incident simulations and (v) routine review of our cybersecurity policies and procedures to identify risks and improve our practices. We engage certain external cybersecurity firms to enhance our cybersecurity oversight. We include confidentiality provisions in all contracts with third-party service providers, and data protection provisions in certain contracts with third-party service providers where applicable, to help protect us and our employees and patients from any related vulnerabilities.
Governance
Our Board of Directors is responsible for exercising oversight of management’s identification and management of, and planning for, risks from cybersecurity threats. While the full Board of Directors has overall responsibility for risk oversight, the Board of Directors has delegated oversight responsibility related to risks from cybersecurity threats to the Audit Committee. The Audit Committee reports to the Board of Directors at least annually, and notifies the Board of Directors as necessary regarding significant new cybersecurity threats or incidents. The Audit Committee of our Board of Directors meets not less than annually to discuss our approach to overseeing cybersecurity threats with management, including with members of our internal cybersecurity team. Any material cybersecurity incidents are promptly reported by management to our Audit Committee.
We use an internal management committee to run our information and technology function, comprised of information technology, finance, and legal employees, and led by our Vice President – Information Technology and Automation, and Chief Financial Officer, each of whom have experience managing the information and technology functions, and cybersecurity safeguards, at multiple prior companies. Through ongoing communications with this management committee, senior management is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real-time and reports such threats and incidents to the Audit Committee, when appropriate. Management updates the Audit Committee annually with an overview of our cybersecurity threat risk management and strategy processes. Members of the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related topics and discuss any updates to our cybersecurity risk management and strategy programs. The Audit Committee is notified between such updates regarding material new cybersecurity threats or incidents that meet pre-established reporting thresholds and any ongoing updates regarding any risk, as needed.
We have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations or financial condition. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, cybersecurity threats could pose multiple risks to us. As cybersecurity threats become more frequent, sophisticated, and coordinated, it is reasonably likely that we will be required to expend greater resources to continue to modify and enhance our protective measures.
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
Item 4. Mine Safety Disclosures.
None.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is currently listed on The Nasdaq Global Select Market under the symbol “HUMA.” As of March 21, 2024, there were 195 holders of record of our common stock.
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
Overview
We are pioneering the development and manufacture of off-the-shelf, universally implantable, bioengineered human tissues, advanced tissue constructs and organ systems with the goal of improving the lives of patients and transforming the practice of medicine. We believe our regenerative medicine technology has the potential to overcome limitations in existing standards of care and address the lack of significant innovation in products that support tissue repair, reconstruction and replacement. We are leveraging our novel, scalable technology platform to develop proprietary bioengineered, acellular human tissues for use in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas.
We are initially using our proprietary, scientific technology platform to engineer and manufacture HAVs. Our investigational HAVs are designed to be easily implanted into any patient without inducing a foreign body response or leading to immune rejection. We are developing a portfolio, or “cabinet”, of HAVs with varying diameters and lengths. The HAV cabinet would initially target the vascular repair, reconstruction and replacement market, including use in vascular trauma, AV access for hemodialysis, and PAD. We are also developing the HAV for CABG and pediatric heart surgery. Over the longer term, we are developing our HAV for the delivery of cellular therapies, including pancreatic islet cell transplantation to treat Type 1 diabetes (our BVP). We will continue to explore the application of our technology across a broad range of markets and indications, including the development of urinary conduit, trachea, esophagus and other novel cell delivery systems.

For the HAV, we believe there is substantial clinical demand for safe and effective vascular conduits to replace and repair blood vessels throughout the body. Vascular injuries resulting from trauma are common in civilian and military populations, frequently resulting in the loss of either life or limb. Existing treatment options in the vascular repair, reconstruction and replacement market include the use of autologous vessels and synthetic grafts, which we believe suffer from significant limitations. For example, the use of autologous veins to repair traumatic vascular injuries can lead to significant morbidity associated with the surgical wounds created for vein harvest and prolonged times to restore blood flow to injured limbs, leading to an increased risk of complications such as amputation and reperfusion injury. In addition, in many instances of vascular trauma the patient may not have adequate vein available, or the time between injury and treatment is too long, to make autologous graft repair feasible. Synthetic grafts are often contraindicated in the setting of vascular trauma due to higher infection risk that can lead to prolonged hospitalization and limb loss. Given the competitive advantages our HAVs are designed to have over existing vascular substitutes, we believe that HAVs have the potential to become the standard of care and lead to improved patient outcomes and lower healthcare costs.
As of December 31, 2023, our HAVs have been implanted in approximately 573 patients. We and our collaborators are currently conducting Phase 3 and Phase 2 trials of our 6 millimeter HAV across three therapeutic indications: vascular trauma, AV access for hemodialysis, and PAD. We were granted Fast Track designation by the FDA for our 6 millimeter HAV for use in AV access for hemodialysis in 2014. We also received the first RMAT designation from the FDA, for the creation of vascular access for performing hemodialysis, in March 2017. In May 2023, we were granted the RMAT designation for the HAV for urgent arterial repair following extremity vascular trauma. In addition, in 2018 our HAV product candidate was assigned a priority designation by the Secretary of Defense under Public Law 115-92, enacted to expedite the FDA’s review of products that are intended to diagnose, treat or prevent serious or life-threatening conditions facing American military personnel. In September 2023, we announced positive top line results from our V005 Phase 2/3 trial in vascular trauma, and in December 2023 we filed a BLA for urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated, and when autologous vein use is not feasible. In February 2024, the FDA accepted the BLA filing and granted priority review and set a PDUFA) date of August 10, 2024.
In April 2023, we announced completion of enrollment of our V007 Phase 3 trial of the HAV for use in AV access for hemodialysis. Upon anticipated completion of our V007 Phase 3 trial in 2024, and dependent upon clinical results, we intend to submit a BLA supplement to the FDA for an indication in AV access for hemodialysis.
We have generated no product revenue and incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of December 31, 2023 and 2022, we had an accumulated deficit of $537.3 million and $426.5 million, respectively, and working capital of $64.8 million and $134.6 million, respectively. Our operating losses were approximately $100.0 million and $84.6 million for the years ended December 31, 2023 and 2022, respectively. Net cash flows used in operating activities were $73.3 million and $71.1 million during the years ended December 31, 2023 and 2022, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we advance our product candidates.
As of December 31, 2023, we had cash and cash equivalents of $80.4 million. Subsequent to December 31, 2023, in March 2024 we completed the Offering (defined below), which provided approximately $43.1 million in net proceeds and received an additional $20.0 million under the Purchase Agreement (defined below) We believe our cash and cash equivalents on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the date of this Annual Report on Form 10-K. See Note 1 — Organization and Description of Business in the notes to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding this assessment.
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

We expect to continue to incur significant expenses and to increase operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we seek to:
•obtain marketing approval for our 6 millimeter HAV for vascular repair, reconstruction and replacement, including for indications in vascular trauma and AV access for hemodialysis;
•commercialize the HAV via U.S. market launches for an indication in vascular trauma and hemodialysis AV access;
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
Recent Developments
On February 29, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC and Cantor Fitzgerald & Co. as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in an underwritten offering (the “Offering”) of 15,410,000 shares of our Common Stock, which included a full exercise of the Underwriters’ option to purchase additional shares, at a price to the public of $3.00 per share (the “Shares”). The net proceeds to us from the Offering were approximately $43.1 million after deducting underwriting discounts and commissions and estimated Offering expenses. The Offering closed on March 5, 2024.
Components of Results of Operations
Revenue
To date, we have not generated revenue from the sale of any products. All of our revenue has been derived from government and other grants. From inception through December 31, 2023, we have been awarded grants, including grants from the California Institute of Regenerative Medicine (“CIRM”), NIH, and the DoD, to support our development, production scaling and clinical trials of our product candidates. We may generate revenue in the future from government and other grants, payments from future license or collaboration agreements and, if any of our product candidates receive marketing approval, from product sales. We expect that any revenue we generate will fluctuate from quarter to quarter. If we fail to complete the development of, or obtain marketing approval for, our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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
Other Income (Expense), Net
Total other income (expense), net consists of (i) the change in fair value of the Contingent Earnout Liability that was accounted for as a liability as of the date of the Merger, and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents and short-term investments, (iii) interest expense incurred on the Purchase Agreement (defined below), finance leases, and our former loan agreement with SVB during the periods each were outstanding, (iv) the change in fair value of our derivative liabilities including the private placement Common Stock warrant liabilities related to the Private Placement Warrants, which we assumed in connection with the Merger; the contingent derivative liability related to the Purchase Agreement; a liability related to a freestanding option agreement related to the Purchase Agreement; and the derivative liability related to our agreement with JDRF (defined below), all of which are subject to remeasurement to fair value at each balance sheet date resulting in a non-cash gain or loss, (v) a loss on debt extinguishment related to the prepayment of our loan agreement with SVB in May 2023, and (vi) an employee retention credit we recognized in June 2023.
Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,		Change
($ in thousands)	2023	2022	$	%
Grant revenue	$—	$1,565	$(1,565)	(100)%

Operating expenses:
Research and development	76,550	63,260	13,290	21%
General and administrative	23,497	22,883	614	3%
Total operating expenses	100,047	86,143	13,904	16%
Loss from operations	(100,047)	(84,578)	(15,469)	18%

Other income (expense), net:
Interest income	5,467	2,629	2,838	108%
Change in fair value of Contingent Earnout Liability	(10,023)	75,767	(85,790)	(113)%
Employee retention credit	3,107	—	3,107	100%
Loss on extinguishment of debt	(2,421)	—	(2,421)	(100)%
Interest expense	(6,599)	(6,200)	(399)	6%
Change in fair value of derivative liabilities	(260)	417	(677)	(162)%
Total other income (expense), net	(10,729)	72,613	(83,342)	(115)%
Net loss	$(110,776)	$(11,965)	$(98,811)	826%

Grant Revenue
There was no revenue for the year ended December 31, 2023, compared to $1.6 million in grant revenue for the year ended December 31, 2022. Revenue for 2022 related to the reimbursement of qualifying expenses incurred in connection with our grant from DoD, which totaled approximately $6.8 million over the life of the grant before this program ended in November 2022.
Research and Development Expenses
The following table discloses the breakdown of research and development expenses for the periods indicated:

	Year Ended December 31,		Change
($ in thousands)	2023	2022	$	%
External services	$19,136	$15,583	$3,553	23%
Materials and supplies	13,705	11,210	2,495	22%
Payroll and personnel expenses	30,118	23,678	6,440	27%
Other research and development expenses	13,591	12,789	802	6%
	$76,550	$63,260	$13,290	21%
Research and development expenses were $76.6 million for the year ended December 31, 2023, representing an increase of $13.3 million, or 21%, from $63.3 million for the year ended December 31, 2022. The increase was primarily driven by expenses incurred to support our expanded research and development initiatives, including the completion of our V005 Phase 2/3 trial and the V017 study for the use of the HAV in extremity vascular trauma, and our related BLA filing in December 2023, increased product manufacturing and development, and clinical development of the HAV for use in AV access for hemodialysis. Expense increases were primarily comprised of (i) a $6.4 million increase in payroll and personnel expenses, (ii) a $3.6 million increase in external services, including the support of clinical studies, (iii) a $2.5 million increase in the purchase of materials and supplies, and (iv) a $0.8 million increase in other research and development expenses.
General and Administrative Expenses
General and administrative expenses were $23.5 million and $22.9 million for the years ended December 31, 2023 and 2022, respectively. The slight net increase in general and administrative expenses during the year ended December 31, 2023 of $0.6 million, or 3%, compared to the year ended December 31, 2022 was primarily driven by preparation for the planned commercial launch of the HAV for an indication in vascular trauma, including a $1.3 million increase in payroll and personnel expenses and a $0.3 million increase in insurance expense, partially offset by a $1.0 million decrease in professional fees, including a reduction in legal fees.
Total Other Income (Expense), net
Total other income (expense), net was expense of $10.7 million for the year ended December 31, 2023, compared to income of $72.6 million for the year ended December 31, 2022. The increase in expense of $83.3 million primarily resulted from the remeasurement of the Contingent Earnout Liability as of December 31, 2023, which resulted in non-cash expense of $10.0 million for the year ended December 31, 2023, compared to a $75.8 million non-cash gain for the year ended December 31, 2022, and a $2.4 million loss on extinguishment of debt related to the prepayment of balances outstanding under our loan agreement with SVB, partially offset by a $3.1 million employee retention credit and a $2.8 million increase in interest income earned on our cash, cash equivalents and short-term investments during 2023 primarily due to higher interest rates.

Liquidity and Capital Resources
Sources of Liquidity
We have historically financed our operations primarily through the sale of equity securities and convertible debt, proceeds from the Merger and related PIPE Financing (as defined in Note 1 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K), borrowings under loan facilities, the Purchase Agreement (defined below), and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of December 31, 2023 and 2022, we had an accumulated deficit of $537.3 million and $426.5 million, respectively.
As of December 31, 2023 and 2022, we had working capital of $64.8 million and $134.6 million, respectively. As of December 31, 2023, we had cash and cash equivalents of $80.4 million and as of December 31, 2022, we had cash and cash equivalents and short-term investments of $151.9 million. Subsequent to December 31, 2023, in March 2024 we completed the Offering which provided approximately $43.1 million in net proceeds and received an additional $20.0 million under the Purchase Agreement. We believe our cash and cash equivalents will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the date of this Annual Report on Form 10-K. See Note 1 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our assessment. We believe that our longer-term working capital, planned research and development, capital expenditures and other general corporate funding requirements may be satisfied through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the sections of this Annual Report on Form 10-K titled “Forward-Looking Statements” and “Risk Factors.” Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition.
On May 12, 2023, we entered into a Revenue Interest Purchase Agreement (the “Purchase Agreement”) with two purchasers (the “Purchasers”), both affiliates of Oberland Capital Management LLC (“Oberland”), and another affiliate of Oberland, as agent for the Purchasers (the “Agent”), to obtain financing in respect to the further development and commercialization of our HAV, to repay our then outstanding credit facility with SVB, and for other general corporate purposes. Pursuant to the Purchase Agreement, on May 12, 2023, the Purchasers purchased certain revenue interests (the “Revenue Interests”) from us in exchange for an aggregate investment amount of up to $150.0 million (the “Investment Amount”). On May 12, 2023, we received an initial payment of $40.0 million, less certain transaction expenses, which was used to repay in full all of the outstanding obligations under our loan agreement with SVB. We will be entitled to receive up to approximately $110.0 million in subsequent installments subject to the terms and conditions set forth in the Purchase Agreement, as follows: (i) $20.0 million upon our BLA for an indication in vascular trauma being accepted on or prior to March 31, 2024, (ii) $40.0 million, at our option, upon us receiving FDA approval of the HAV for the vascular trauma indication on or prior to December 31, 2024 and (iii) $50.0 million, at our option, upon reaching $35.0 million trailing worldwide three-month net sales any time prior to December 31, 2025. Each tranche is dependent on the satisfaction of the conditions and receipt of funds from the previous tranche.
On February 18, 2024, we agreed with the Purchasers and the Agent, to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for a leasehold mortgage over our headquarters. Giving effect to the extension and waiver, we are obligated to deliver by no later than April 30, 2024 (or such later date as the Agent may agree in its sole discretion), an executed leasehold mortgage (or alternative documentation satisfactory to the Agent in its sole discretion) over our headquarters. Concurrently with such agreement, we delivered a request that the Purchasers fund the second payment under the Purchase Agreement in an aggregate amount equal to $20.0 million, which was funded on March 11, 2024. As of March 15, 2024, we had received funding of $60.0 million under the Purchase Agreement.
For additional information about this financing transaction, see Note 6 to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

On February 29, 2024, we entered into the Underwriting Agreement with the Underwriters, relating to the issuance and sale in an underwritten offering of 15,410,000 shares of our Common Stock at a price to the public of $3.00 per share. The net proceeds to us from the Offering were approximately $43.1 million, after deducting underwriting discounts and commissions and estimated Offering expenses. The Offering closed on March 5, 2024.
Material Cash Requirements
Our known material cash requirements include: (1) the purchase of supplies and services that are primarily for research and development; (2) repayments pursuant to the Purchase Agreement (for additional information see below and Note 6 to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K); (3) employee wages, benefits, and incentives; (4) financing and operating lease payments (for additional information see below and Note 8 to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K), and (5) payments under the JDRF Agreement (for additional information see Note 13 to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). We have also entered into contracts with CROs primarily for clinical trials. These contracts generally provide for termination upon limited notice, and therefore we believe that our non-cancellable obligations under these agreements are not material. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, for example, legal contingencies, uncertain tax positions, and other matters.
As of December 31, 2023, we had non-cancellable purchase commitments of $20.2 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University, a distribution agreement with Fresenius Medical Care and the JDRF Agreement. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at December 31, 2023. For additional information regarding our agreements with Duke University, Yale University, and Fresenius Medical Care, and the nature of payments that could become due thereunder, see the sections in this Annual Report on Form 10-K titled “Business — Distribution” and “Business — Intellectual Property.” For additional information about the JDRF Agreement, see Note 13 — Commitments and Contingencies to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Revenue Interest Purchase Agreement
On May 12, 2023, we entered into the Purchase Agreement and repaid in full all of the then-existing obligations under our loan agreement with SVB. Under the Purchase Agreement, as of December 31, 2023, we had $38.6 million recorded as a revenue interest liability on our consolidated financial statements. On February 18, 2024, we delivered a request that the Purchasers fund the second payment under the Purchase Agreement in an aggregate amount of $20.0 million, which was funded on March 11, 2024. For additional information regarding repayment, see Note 6 — Revenue Interest Purchase Agreement to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Leases
Our finance lease relates to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018 and is being leased through May 2033, and our operating lease relates to the land lease associated with our headquarters. See Note 8 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our leases. Our future contractual obligations under our lease agreements as of December 31, 2023 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$25,168	$4,065	$8,404	$4,818	$7,881
Operating leases	889	105	210	210	364
ATM Facility
On September 1, 2022, we entered into an agreement for the sale from time to time up to $80.0 million of shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). As of December 31, 2023, we have not conducted any sales of Common Stock under the ATM Facility.

Future Funding Requirements
We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue clinical development of our 6 millimeter HAV for use in vascular trauma and hemodialysis AV access and submit BLAs for FDA approval, (ii) if marketing approval is obtained, to launch and commercialize our HAVs for an indication in vascular trauma and hemodialysis AV access in the U.S. market, including subsequent launches in key international markets, (iii) advance our pipeline in major markets, including PAD Phase 3 trials and continue preclinical development and advance to planned clinical studies in CABG and BVP for diabetes, and (iv) scale out our manufacturing facility as required to satisfy potential demand if our HAVs receive marketing approval. We will need additional funding in connection with these activities.
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
Until such time, if ever, as we are able to successfully develop and commercialize one or more of our product candidates, we expect to continue financing our operations through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Adequate capital may not be available to us when needed or on acceptable terms. Other than the funds that may become available to us under the Purchase Agreement upon the achievement of specified milestones, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in fixed payment obligations. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition.
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

Cash Flows
The following table shows a summary of our cash flows for each of the periods shown below:

	Year Ended December 31,
($ in thousands)	2023	2022
Net loss	$(110,776)	$(11,965)
Non-cash adjustments to reconcile net loss to net cash used in operating activities(1):	30,900	(60,193)
Changes in operating assets and liabilities:	6,571	1,029
Net cash used in operating activities	(73,305)	(71,129)
Net cash provided by (used in) investing activities	(173)	4,845
Net cash provided by (used in) financing activities	4,507	(1,446)
Net decrease in cash, cash equivalents and restricted cash	$(68,971)	$(67,730)
Cash, cash equivalents and restricted cash at the beginning of the period	$149,772	$217,502
Cash, cash equivalents and restricted cash at the end of the period	$80,801	$149,772
___________________________
(1) Includes depreciation, amortization related to our leases and our debt discount, stock-based compensation expense, non-cash interest expense related to our revenue interest liability and our JDRF Award liability (defined below), the changes in fair value of our Contingent Earnout Liability and our derivative liabilities, and in 2023 includes a loss on extinguishment of debt and an immaterial amount of loss on disposal of property and equipment.
Cash Flow from Operating Activities
The increase in net cash used in operating activities from 2022 to 2023 was primarily due to increased spending on pre-clinical, clinical and pre-commercial activities as well as payroll and personnel expenses, primarily those related to preparation for the completion of our trial for the use of the HAV in vascular trauma and our related BLA filing, expansion of clinical development of the HAV for use in AV access, and preparation for the planned commercial launch of the HAV for an indication in vascular trauma.
Cash Flow from Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 consisted of purchases of property and equipment partially offset by proceeds from the maturity of our short-term investments (certificates of deposit). Net cash provided by investing activities for the year ended December 31, 2022 was primarily due to a net cash inflow of $5.9 million related to our certificates of deposit classified as short-term investments.
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 consisted primarily of net proceeds from the Purchase Agreement, partially offset by the repayment of our loan agreement with SVB. Net cash used in financing activities for the year ended December 31, 2022 consisted primarily of principal payments of our finance leases.
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
The estimated fair value of the Contingent Earnout Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over a 10-year period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including our current common stock price, expected volatility, risk-free rate, expected term and expected dividend yield. See Note 9 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding the assumptions used in the valuations at December 31, 2023 and 2022.
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
Revenue Interest Liability
On May 12, 2023, we entered into the Purchase Agreement to obtain financing in respect to the further development and commercialization of our HAV, to repay our credit facility with SVB, and for other general corporate purposes. We recorded a revenue interest liability related to the Purchase Agreement on our consolidated balance sheet on the date we entered into the Purchase Agreement, which is presented net of issuance costs and a debt discount. We impute interest expense associated with this liability using the effective interest rate method. The estimated effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. Interest expense and amortization of our issuance costs and debt discount is recognized over the estimated term in our consolidated statements of operations and comprehensive loss. The interest rate on the liability may vary during the term of the agreement primarily due to the level of forecasted net sales. We evaluate the interest rate quarterly based on our current net sales forecasts utilizing the prospective method. A significant increase or decrease in net sales could materially impact the revenue interest liability, interest expense and the time period for repayment.
At December 31, 2023, the revenue interest liability is calculated using our current estimate of forecasted global net sales of our products for our planned commercial launch, and impacted by a debt discount comprising the estimated fair value of a bifurcated derivative liability related to the Purchasers’ put option under the Purchase Agreement, the estimated fair value of a freestanding option agreement related to the Purchase Agreement, and issuance and transaction costs incurred. As our product candidates are not yet approved for sale, the estimated probability and timing or amounts of repayment is likely to change each reporting period.

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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
HUMACYTE, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Humacyte, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Humacyte, Inc. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
March 28, 2024
We have served as the Company’s auditor since 2013.

HUMACYTE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share amounts)

	As of December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$80,448	$149,772
Prepaid expenses and other current assets	2,830	2,298
Short-term investments	—	2,107
Accounts receivable	—	31
Total current assets	83,278	154,208

Property and equipment, net	26,791	30,039
Finance lease right-of-use assets, net	17,313	19,373
Other long-term assets	841	682
Total assets	$128,223	$204,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,490	$1,595
Accrued expenses	9,340	7,108
Finance lease obligation, current portion	2,560	2,256
Operating lease obligation, current portion	53	50
SVB loan payable, current portion	—	8,571
Total current liabilities	18,443	19,580

Revenue interest liability	38,600	—
Contingent Earnout Liability	37,916	27,893
Finance lease obligation, net of current portion	16,293	18,853
Contingent derivative liability	2,636	—
Other long-term liabilities	789	712
SVB loan payable, net of current portion	—	20,336
Total liabilities	114,677	87,374

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of December 31, 2023 and 2022; 0 shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of December 31, 2023 and 2022; 103,673,728 and 103,229,013 shares issued and outstanding as of December 31, 2023 and 2022, respectively	10	10
Additional paid-in capital	550,850	543,456
Accumulated deficit	(537,314)	(426,538)
Total stockholders’ equity	13,546	116,928
Total liabilities and stockholders’ equity	$128,223	$204,302
The accompanying notes are an integral part of these financial statements.

HUMACYTE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands except for share and per share amounts)

	Year Ended December 31,
	2023	2022
Grant revenue	$—	$1,565

Operating expenses:
Research and development	76,550	63,260
General and administrative	23,497	22,883
Total operating expenses	100,047	86,143
Loss from operations	(100,047)	(84,578)

Other income (expense), net
Interest income	5,467	2,629
Change in fair value of Contingent Earnout Liability	(10,023)	75,767
Employee retention credit	3,107	—
Loss on extinguishment of debt	(2,421)	—
Interest expense	(6,599)	(6,200)
Change in fair value of derivative liabilities	(260)	417
Total other income (expense), net	(10,729)	72,613
Net loss and comprehensive loss	$(110,776)	$(11,965)

Net loss per share attributable to common stockholders, basic and diluted	$(1.07)	$(0.12)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	103,420,238	103,051,366
The accompanying notes are an integral part of these financial statements.

HUMACYTE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands except for share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	103,003,646	$10	$536,737	$(414,573)	$122,174
Proceeds from the exercise of stock options	225,367	—	535	—	535
Stock-based compensation	—	—	6,184	—	6,184
Net loss	—	—	—	(11,965)	(11,965)
Balance as of December 31, 2022	103,229,013	$10	$543,456	$(426,538)	$116,928
Proceeds from the exercise of stock options	444,715	—	566	—	566
Stock-based compensation	—	—	6,828	—	6,828
Net loss	—	—	—	(110,776)	(110,776)
Balance as of December 31, 2023	103,673,728	$10	$550,850	$(537,314)	$13,546
The accompanying notes are an integral part of these financial statements.

HUMACYTE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(110,776)	$(11,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,659	6,151
Stock-based compensation expense	6,828	6,184
Change in fair value of Contingent Earnout Liability	10,023	(75,767)
Loss on extinguishment of debt	2,421	—
Non-cash interest expense	3,099	—
Change in fair value of derivative liabilities	260	(417)
Loss on disposal of property and equipment	18	6
Amortization expense	2,060	2,059
Non-cash operating lease costs	50	45
Amortization of SVB debt discount	482	1,546
Changes in operating assets and liabilities:
Accounts receivable	31	145
Prepaid expenses and other current assets	(388)	1,364
Accounts payable	4,811	(509)
Accrued expenses	2,167	247
Operating lease obligation	(50)	(45)
Deferred payroll taxes	—	(173)
Net cash used in operating activities	(73,305)	(71,129)

Cash flows from investing activities
Proceeds from maturity of short-term investments (certificates of deposit)	2,107	16,000
Purchase of property and equipment	(2,280)	(1,048)
Purchase of short-term investments (certificates of deposit)	—	(10,107)
Net cash provided by (used in) investing activities	(173)	4,845

Cash flows from financing activities
Proceeds from revenue interest purchase agreement, net of issuance costs	39,377	—
Payments of transaction costs related to revenue interest purchase agreement	(1,450)	—
Principal payments on SVB loan	(31,500)	—
Payments for debt prepayment and extinguishment costs	(310)	—
Proceeds from the exercise of stock options	566	535
Proceeds from JDRF Agreement	80	—
Payments of finance lease principal	(2,256)	(1,981)
Net cash provided by (used in) financing activities	4,507	(1,446)

Net decrease in cash, cash equivalents and restricted cash	(68,971)	(67,730)
Cash, cash equivalents and restricted cash at the beginning of the period	149,772	217,502
Cash, cash equivalents and restricted cash at the end of the period	$80,801	$149,772

Supplemental disclosure:
Cash paid for interest on SVB loan	$1,613	$2,668

Supplemental disclosure of noncash activities:
Purchase of property and equipment in accounts payable and accrued expenses	$284	$135
Initial fair value of contingent derivative liability related to revenue interest liability	$2,354	$—
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
Liquidity and Going Concern
Since its inception in 2004, the Company has generated no product revenue and has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the Reverse Recapitalization, borrowings under loan facilities, proceeds from a revenue interest purchase agreement and, to a lesser extent, through governmental and other grants. At December 31, 2023 and December 31, 2022, the Company had an accumulated deficit of $537.3 million and $426.5 million, respectively. The Company’s operating losses were $100.0 million and $84.6 million for the years ended December 31, 2023 and 2022, respectively. Net cash flows used in operating activities were $73.3 million and $71.1 million during the years ended December 31, 2023 and 2022, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.
As of December 31, 2023, the Company had cash and cash equivalents of $80.4 million. On March 5, 2024, the Company closed the Offering (defined below), raising net proceeds of approximately $43.1 million. On March 11, 2024, the Company received an additional $20.0 million under the Purchase Agreement. See Note 15 — Subsequent Events for further information. The Company believes its cash and cash equivalents on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the issuance date of these financial statements. Adequate capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, it could be forced to delay, reduce, suspend or cease its research and development programs or any future commercialization efforts, which would have a negative impact on its business, prospects, operating results and financial condition.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying financial statements in conformity with U.S. GAAP. The Company’s consolidated financial statements reflect the operations of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. None of these reclassifications had a material impact on the Company’s consolidated financial statements.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for the years ended December 31, 2023 and 2022.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments, including certificates of deposit (“CDs”) purchased with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash deposits are held with financial institutions with investment-grade ratings in the U.S. Cash deposits typically exceed federally insured limits. As of December 31, 2023, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investments in money market funds. As of December 31, 2022, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars, investments in money market funds, and CDs maturing within three months of their purchase date.
Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. As of December 31, 2023, restricted cash consisted of $0.2 million in funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of the Company’s headquarters lease, and $0.1 million in cash balances held as collateral for the Company’s employee credit card program. There was no restricted cash as of December 31, 2022.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows as of December 31, 2023 and 2022.

	As of December 31,
($ in thousands)	2023	2022
Cash and cash equivalents	$80,448	$149,772
Restricted cash included in prepaid expenses and other current assets	144	—
Restricted cash included in other long-term assets	209	—
Total cash, cash equivalents and restricted cash	$80,801	$149,772
Short-term Investments
The Company classifies its certificates of deposit as cash and cash equivalents or short-term investments and reassesses the appropriateness of the classification of its investments at the end of each reporting period. Certificates of deposit held for investment with an original maturity greater than three months are carried at amortized cost and reported as short-term investments on the consolidated balance sheets. The type of certificates of deposit that the Company invests in are not considered debt securities under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments - Debt Securities.
As of December 31, 2022, the Company had approximately $10.1 million in CDs. These cash deposits were deposited at a bank that is a member of the Certificate of Deposit Account Registry Service (“CDARS”), in which large deposits are divided into smaller amounts and placed with other Federal Deposit Insurance Corporation (“FDIC”) insured banks which are also members of the CDARS network. Those members issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance. As of December 31, 2022, the Company classified $8.0 million of its CDs as cash and cash equivalents and $2.1 million of its CDs as short-term investments on its consolidated balance sheets. The Company did not have any CDs as of December 31, 2023.
Employee Retention Credit
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided refundable employee retention credits, which could be used to offset payroll tax liabilities. Under the provisions of the extension of the CARES Act, the Company qualified for the employee retention credit for the first three quarters of 2021, and the Company applied for the credit in February 2023. As there is no authoritative guidance under U.S. GAAP for accounting for grants to for-profit business entities, the Company accounted for the grant by applying Accounting Standards Codification (“ASC”) 450, Contingencies. The Company received an employee retention credit of $3.1 million in July 2023, and recognized the credit as income during the second quarter of 2023 after the Company received notices from the Internal Revenue Service, (the “IRS”), specifying the amount of the credit receivable, and all uncertainties were resolved regarding receipt of the credit. The Company recognized the credit as a component of other income (expense), net on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2023.
Revenue Interest Liability
On May 12, 2023, Humacyte, Inc. and Global entered into a Revenue Interest Purchase Agreement (the “Purchase Agreement”) with two purchasers, both affiliates of Oberland Capital Management LLC (the “Purchasers”), and another affiliate of Oberland, as agent for the Purchasers (the “Agent”). The revenue interest liability associated with the Purchase Agreement is presented net of a debt discount comprised of issuance costs, transaction costs, the fair value of a freestanding option agreement related to the Purchase Agreement, and the fair value of embedded derivatives requiring bifurcation on the consolidated balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level and expected timing of forecasted net sales. If the level and timing of any forecasted net sales and related payments change, the Company will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs on a quarterly basis.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Derivative Liability
The Purchase Agreement contains certain features that meet the definition of embedded derivatives requiring bifurcation as a separate compound financial instrument apart from the Revenue Interest Liability. The contingent derivative liability related to the Put Option, as defined in Note 6 — Revenue Interest Purchase Agreement, was initially measured at fair value upon issuance and is subject to remeasurement at each reporting period with changes in fair value recognized as other income (expense) in the consolidated statements of operations and comprehensive loss, classified in change in fair value of derivative liabilities.
JDRF Award
On April 1, 2023, the Company entered into an Industry Discovery and Development Partnership Agreement with JDRF International (“JDRF,” and such agreement, the “JDRF Agreement”) to further develop and perform preclinical testing of the Company’s Biovascular Pancreas (“BVP”), a product candidate designed to deliver insulin-producing islets using the HAV as a means of treating patients with type 1 diabetes. According to the terms of the JDRF Agreement, JDRF will provide funding up to $0.8 million (“JDRF Award”) based on the achievement of certain research and development milestones related to the BVP. The JDRF Agreement refers to the total cumulative payments the Company has received from JDRF as of any point in time as the “Actual Award.”
The Company received the first milestone payment of $80 thousand in April 2023 upon execution of the JDRF Agreement. The Company determined that the JDRF Actual Award payments are to be classified as long-term debt under ASC 470, Debt in the consolidated balance sheets. The JDRF liability related to the Actual Award payments is reported at amortized cost, and as of December 31, 2023 the carrying value is $69 thousand and is included in other long-term liabilities in the consolidated balance sheet.
In the event of a license, sale or transfer of the Company’s rights to the product’s technology identified in the JDRF Agreement or a change of control transaction, the Company is obligated to pay JDRF a payment equal to 10% of any license or purchase price payments received by the Company up to an amount equal to four times the Actual Award (the “Royalty Cap”), less any previous royalty payments paid towards the Royalty Cap (the “Disposition Payment”). The derivative liability related to the Disposition Payment, was initially measured at fair value upon issuance and is subject to remeasurement at each reporting period with changes in fair value recognized as other income (expense) in the consolidated statements of operations and comprehensive loss, classified in change in fair value of derivative liabilities.
Revenue Recognition
The Company’s revenues generally consist of grant revenues, including revenues generated under government and other awarded grants.
Grant Revenue
The Company generates revenue primarily from government and other awarded grants that reimburse the Company for certain allowable costs related to research and development efforts.
In August 2017, the Department of Defense (“DoD”) granted the Company a cash award for work to support human tissue engineered blood vessels for vascular reconstruction in the injured warfighter. The final amount awarded to the Company totaled $6.8 million and the program ended in November 2022. Based on the terms of the research project award agreement associated with the DoD grant, allowable costs were reimbursed to the Company based on the percentage of completion of project milestones in accordance with milestone payment schedules set forth in the agreement. During the year ended December 31, 2022, the Company recognized revenue of $1.6 million, for reimbursement of certain allowable costs related to this grant. Revenue related to the DoD grant is included in grant revenue in the Company’s consolidated statements of operations and comprehensive loss.
The Company has determined that the grant was not within the scope of ASC 606 as it did not meet the definition of a contract with a customer. The Company concluded that the grant met the definition of a contribution and was a nonexchange transaction and applied the contribution accounting model in Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition by analogy.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments consisting of CDs. Total cash balances exceeded insured balances by the FDIC as of December 31, 2023 and 2022. The Company has cash equivalents that are invested in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies.
During the year ended December 31, 2022, 100% of the Company’s total revenue related to the award it received from the DoD in August 2017. As of December 31, 2022, 100% of the Company’s accounts receivable related to the DoD grant.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of potentially dilutive Common Stock. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. As the Company has incurred losses for the years ended December 31, 2023 and 2022, basic and diluted net loss per share is the same for each period.
The following potential shares of Common Stock were excluded from the computation of diluted net loss per share for each period because including them would have had an antidilutive effect:

	Year Ended December 31,
	2023	2022

Exercise of options under stock plan	11,919,421	7,203,874
Warrants to purchase common stock	5,588,506	5,588,506

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 15,000,000 Contingent Earnout Shares (defined below) are excluded from the anti-dilutive table for all periods presented, as such shares are contingently issuable until the share price of the Company exceeds specified thresholds that have not yet been achieved, or upon the occurrence of a change in control. The Option Agreement, as defined in Note 6 — Revenue Interest Purchase Agreement, is excluded from the anti-dilutive table for the year ended December 31, 2023, based on the Company’s assumption that the Option Agreement will not be exercised unless the Company’s stock price exceeds $7.50 per share, the minimum purchase price under the Option Agreement.
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets
The Company reviews the carrying value of property and equipment for indicators of possible impairment whenever events and circumstances indicate that the carrying value of an asset or asset group may not be recoverable from the estimated future net undiscounted cash flows expected to result from its use and eventual disposition. In cases where estimated future net undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, during the years ended December 31, 2023 and 2022, respectively, the Company concluded there were no such events or changes in circumstances requiring review of the carrying amount of the Company’s long-lived assets and there was no impairment during the years ended December 31, 2023 and 2022.
Income Taxes
Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements. In estimating future tax consequences, the Company considers all expected future events other than enactment of changes in tax laws or rates. A valuation allowance is recorded, if necessary, to reduce net deferred tax assets to their realizable values if management does not believe it is more likely than not that the net deferred tax assets will be realized. As of December 31, 2023 and 2022, the Company has recorded a full valuation allowance against its deferred tax assets.
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
The Company has analyzed its filing positions in all significant Federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. As of December 31, 2023 and 2022, the Company has determined that no uncertain tax positions would have a material impact on the financials statements of the Company. The Company is no longer subject to Federal, state, and local tax examinations by tax authorities for years before 2020 although carry-forward attributes that were generated prior to 2020 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.
As of December 31, 2023 and 2022, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts had been recognized in the Company’s statements of operations and comprehensive loss.
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accrued Research and Development
The Company has entered into various agreements with CROs, which conduct preclinical studies and clinical trials. The Company’s research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrants
In connection with the Merger, the Company assumed 5,000,000 publicly-traded warrants (“Public Warrants”) and 177,500 private placement warrants issued to AHAC Sponsor LLC (the “Sponsor”), Oppenheimer & Co. Inc. and Northland Securities, Inc, in connection with AHAC’s initial public offering (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”). The Common Stock Warrants entitle the holder to purchase one share of the Company’s Common Stock, at an exercise price of $11.50 per share. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be eligible for a cashless exercise. The Private Placement Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
Contingent Earnout Liability
Pursuant to the Merger Agreement, following the closing of the Merger (the “Closing”), Legacy Humacyte equity holders are entitled to receive additional merger consideration of up to 15,000,000 shares of the Company’s Common Stock (the “Contingent Earnout Shares”), comprised of two separate tranches of 7,500,000 shares per tranche, for no consideration upon the occurrence of certain triggering events, including a change of control event that is not solely indexed to the Common Stock. In accordance with ASC 815-40, as the earnout shares were not indexed to the common stock, they were accounted for as a liability (“Contingent Earnout Liability”) at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.
The estimated fair value of the Contingent Earnout Liability was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over a 10-year period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Leases
The Company accounts for its leases under ASC 842, Leases. The Company determines if an arrangement is or contains a lease and the classification of that lease at inception of a contract. The Company’s operating lease assets are included in “other long-term assets”, and the current and non-current portions of the operating lease liabilities are included in “operating lease obligation, current portion”, and “other long-term liabilities”, respectively, on the balance sheets. The Company’s finance lease assets are included in “finance lease right-of-use assets, net”, and the current and non-current portions of the finance lease liabilities are included in “finance lease obligation, current portion”, and “finance lease obligation, net of current portion”, respectively, on the consolidated balance sheets.
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
Other Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, the success of clinical trials and other studies for its product candidates, including its V005 Phase 2/3 clinical trial and ongoing V007 Phase 3 clinical trial, the regulatory approval and commercialization of its HAVs and other product candidates, the expected size of the target populations for the Company’s product candidates, the degree of market acceptance of the HAVs, if approved, the availability of third-party coverage and reimbursement, development by competitors of new technological innovations, the ability to manufacture HAVs and other product candidates in sufficient quantities, expectations regarding the Company’s strategic partnerships, dependence on third parties, key personnel and the ability to attract and retain qualified employees, protection of proprietary technology and confidentiality of trade secrets, compliance with governmental regulations, the Company’s implementation and maintenance of effective internal controls, and the ability to secure additional capital to fund operations and the commercial success of its product candidates.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s commercialization efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales, and the Company may depend on certain strategic relationships to distribute its products, including the Company’s strategic partnership with Fresenius Medical Care to sell, market and distribute its 6 millimeter HAV for certain specified indications outside the United States.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new standards or updates issued by the FASB during the year ended December 31, 2023 that had a material impact on the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The FASB issued this update to improve the disclosures about an entity’s reportable segments, including providing more detailed information about a reportable segment’s expenses, enhancing interim disclosure requirements and providing new segment disclosure requirements for entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities should apply the amendments retrospectively to all prior periods presented in the financial statements. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods. The Company is currently evaluating the impact of adopting ASU 2023-07 on its disclosures included in the notes to the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures” (“ASU 2023-09”). The FASB issued this update to improve the transparency and comparability of income tax disclosures, including requiring consistent categories and greater disaggregation of information in the rate reconciliation and further disaggregation of income taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption is permitted. Entities should apply the amendments prospectively, with retrospective application permitted. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company is currently evaluating the impact of adopting ASU 2023-09 on its disclosures included in the notes to the consolidated financial statements.
3. Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$78,995	$—	$—	$78,995
Total financial assets	$78,995	$—	$—	$78,995
Liabilities:
Contingent Earnout Liability	$—	$—	$37,916	$37,916
Contingent derivative liability	—	—	2,636	2,636
Private Placement Warrants liability	—	—	78	78
Option Agreement liability	—	—	35	35
JDRF Agreement derivative liability	—	—	28	28
Total financial liabilities	$—	$—	$40,693	$40,693

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measured as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$141,159	$—	$—	$141,159
Cash equivalents (certificates of deposit)	—	8,000	—	8,000
Short-term investments (certificates of deposit)	—	2,107	—	2,107
Total financial assets	$141,159	$10,107	$—	$151,266
Liabilities:
Contingent Earnout Liability	$—	$—	$27,893	$27,893
Private Placement Warrants liability	—	—	80	80
Total financial liabilities	$—	$—	$27,973	$27,973
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Certificates of deposit were carried at amortized cost in the Company’s consolidated balance sheets, which approximated their fair value based on Level 2 inputs. The carrying values of other receivables, accounts payable and accrued expenses as of December 31, 2023 and 2022 approximated their fair values due to the short-term nature of these items.
The fair value of the Contingent Earnout Liability, Private Placement Warrants liability, Contingent derivative liability related to the Put Option (as defined in Note 6 — Revenue Interest Purchase Agreement and discussed below), Option Agreement liability (as defined in Note 6 — Revenue Interest Purchase Agreement), and the derivative liability associated with the JDRF Agreement Disposition Payment are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair values of the Private Placement Warrants liability, the Option Agreement liability and the derivative liability associated with the JDRF Agreement Disposition Payment, are included in other long-term liabilities on the consolidated balance sheets.
Contingent Earnout Liability
The following table presents a summary of the changes in the fair value of the Contingent Earnout Liability:

	Contingent Earnout Liability
	Year Ended December 31,
($ in thousands)	2023	2022
Fair value as of beginning of period	$(27,893)	$(103,660)
Change in fair value included in other income (expense), net	(10,023)	75,767
Fair value as of end of period	$(37,916)	$(27,893)
In determining the fair value of the Contingent Earnout Liability, the Company used the Monte Carlo simulation value model using a distribution of potential outcomes on a monthly basis over a 10-year period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 9 — Stockholders’ Equity). Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private Placement Warrants Liability
The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability:

	Private Placement Warrants
	Year Ended December 31,
($ in thousands)	2023	2022
Fair value as of beginning of period	$(80)	$(497)
Change in fair value included in other income (expense), net	2	417
Fair value as of end of period	$(78)	$(80)
In determining the fair value of the Private Placement Warrants liability, the Company used the Monte Carlo simulation valuation model to estimate the fair value utilizing assumptions including the current Company stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 9 — Stockholders’ Equity).
Derivative liabilities
Contingent derivative liability
The debt pursuant to the Purchase Agreement contains an embedded derivative related to the Put Option, as defined in Note 6, requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” methodology. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at May 12, 2023 and December 31, 2023. In determining the fair value of the contingent derivative liability, the Company used the Monte Carlo simulation value model using a distribution of potential outcomes on a monthly basis over a 10-year period. The estimated probability and timing of underlying events triggering the exercisability of the put option contained within the Purchase Agreement, forecasted cash flows and the discount rates are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of May 12, 2023, the discount rates used to calculate the value of the contingent derivative liability were 12.7% to calculate the present-value of the revenue forecast and 12.1% to calculate the present-value of the payoff of the Put Option. As of December 31, 2023, the discount rates used to calculate the value of the contingent derivative liability were 14.5% to calculate the present-value of the revenue forecast and 17.1% to calculate the present-value of the payoff of the Put Option.
The following table presents a summary of the changes in the fair value of the contingent derivative liability, which is classified as a Level 3 financial instrument.

($ in thousands)	Year Ended December 31, 2023
Fair value as of beginning of period	$—
Initial fair value of contingent derivative liability	(2,354)
Change in fair value included in other income (expense), net	(282)
Fair value as of end of period	$(2,636)

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, Net
Property and equipment, net consist of the following:

	As of December 31,
($ in thousands)	2023	2022

Scientific and manufacturing equipment	$28,400	$27,821
Computer equipment	125	167
Software	682	209
Furniture and fixtures	1,066	988
Leasehold improvements	27,844	26,355
Construction in progress	—	680
	58,117	56,220
Accumulated depreciation	(31,326)	(26,181)
Property and equipment, net	$26,791	$30,039
Depreciation expense totaled $5.7 million and $6.2 million for the years ended December 31, 2023 and 2022, respectively. All long-lived assets are maintained in the United States.
5. Accrued Expenses
Accrued expenses consisted of the following:

	As of December 31,
($ in thousands)	2023	2022
Accrued external research, development and manufacturing costs	$3,845	$2,437
Accrued employee compensation and benefits	5,238	4,227
Accrued professional fees	257	444
Total	$9,340	$7,108
6. Revenue Interest Purchase Agreement
Revenue Interest Purchase Agreement
On May 12, 2023, Humacyte, Inc. and Global entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland, as agent for the Purchasers, to obtain financing with respect to the further development and commercialization of the Company’s HAV, to repay the Company’s credit facility with SVB, and for other general corporate purposes. Pursuant to the Purchase Agreement, on May 12, 2023, the Purchasers purchased certain revenue interests (the “Revenue Interests”) from Global in exchange for an aggregate investment amount of up to $150.0 million (the “Investment Amount”). On May 12, 2023, the Company received an initial payment of $40.0 million, less certain transaction expenses, which was used to repay in full the Company’s then-existing obligations under the Loan Agreement, as defined in Note 7 — Debt. The Company will also be entitled to receive up to approximately $110.0 million in subsequent installments subject to the terms and conditions set forth in the Purchase Agreement, as follows: (i) $20.0 million upon the Company’s BLA for an indication in vascular trauma being accepted on or prior to March 31, 2024, (ii) $40.0 million, at the Company’s option, upon the Company receiving FDA approval of the HAV for the vascular trauma indication on or prior to December 31, 2024 and (iii) $50.0 million, at the Company’s option, upon reaching $35.0 million trailing worldwide three-month net sales any time prior to December 31, 2025. Each tranche is dependent on the satisfaction of the conditions and receipt of funds from the previous tranche.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On February 18, 2024, the Company agreed with the Purchasers and the Agent, to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for a leasehold mortgage over the Company’s headquarters. Giving effect to the extension and waiver, the Company is obligated to deliver by no later than April 30, 2024 (or such later date as the Agent may agree in its sole discretion), an executed leasehold mortgage (or alternative documentation satisfactory to the Agent in its sole discretion) over the Company’s headquarters. Concurrently with such agreement, the Company delivered a request that the Purchasers fund the second payment under the Purchase Agreement in an aggregate amount equal to $20.0 million, which was funded on March 11, 2024.
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, $38.6 million was recorded as a revenue interest liability on the accompanying consolidated balance sheets (net of transaction costs, the fair value allocated to the Option Agreement and the fair value of the bifurcated contingent derivative liability). The revenue interest liability is based on the Company’s contractual repayment obligation to the Purchasers, based on the current estimates of future revenues, over the life of the Purchase Agreement. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level and expected timing of forecasted net sales. The estimated effective annual interest rate as of December 31, 2023 was 14.1%. The Company evaluates the interest rate quarterly based on its current net sales forecasts. If the level and timing of any forecasted net sales and related payments change, the Company will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs. The Company recorded $3.1 million in interest expense related to the Purchase Agreement for the year ended December 31, 2023.
The Put Option under the Purchase Agreement that is exercisable by the Purchasers upon certain contingent events was determined to be an embedded derivative requiring bifurcation and separately accounted for as a single compound derivative instrument. The Company recorded the initial fair value of the derivative liability of $2.4 million as a debt discount, which is being amortized to interest expense over the expected term of the debt using the effective interest method. See Note 3 — Fair Value Measurements for a further discussion of the fair value of the contingent derivative liability associated with the Put Option.
For the year ended December 31, 2023, the Company incurred and paid $2.1 million of issuance and transaction costs in connection with the Purchase Agreement. The issuance and transaction costs were capitalized to debt discount and are being amortized to interest expense over the estimated term of the debt.
Revenue Interest Payments made as a result of the Company’s net product sales will reduce the revenue interest liability. During the year ended December 31, 2023, the Company did not record any product sales revenue.
The following table summarizes the revenue interest liability activity during the year ended December 31, 2023:

($ in thousands)
Revenue interest liability at inception	$—
Proceeds from revenue interest purchase agreement, gross	40,000
Less issuance costs	(623)
Proceeds from revenue interest purchase agreement, net	39,377
Transaction costs paid	(1,450)
Debt discount from embedded contingent derivative liability	(2,354)
Debt discount from fair value of Option Agreement	(55)
Interest expense recognized	3,082
Revenue interest liability at December 31, 2023	$38,600
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Option granted to the Holders represents a freestanding instrument separate from the purchaser commitments outlined in the Purchase Agreement. The Option Agreement does not qualify for the equity contract scope exception under ASC 815-40 and the Company recorded the Option as a liability (“Option Agreement liability”) on the consolidated balance sheet at an initial fair value of $55 thousand, with subsequent changes in fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting date. The fair value of the Option Agreement liability as of December 31, 2023 was $35 thousand.
7. Debt
Pursuant to the Purchase Agreement, on May 12, 2023, $40.0 million, less certain transaction expenses, was funded to the Company, which was used to repay in full the Company’s existing obligations under its term loan agreement with SVB and SVB Innovation Credit Fund VIII, L.P., entered into on March 30, 2021, as amended in June 2021 and September 2021 (the “Loan Agreement”).
The Loan Agreement provided a term loan facility in tranches of up to $50.0 million with a maturity date of March 1, 2025. The initial term loan tranche of $20.0 million was drawn on March 31, 2021, and on October 13, 2021, the Company borrowed an additional $10.0 million under the Loan Agreement. In connection with the Loan Agreement, the Company granted warrants to the lenders to purchase shares of Common Stock at an exercise price of $10.28 per share, of which 287,704 warrants were immediately exercisable. The warrants were classified within stockholders’ equity, as the settlement of the warrants is indexed to the Common Stock. The Company recognized the fair value of the warrants immediately exercisable within stockholders’ equity using a Black-Scholes valuation model at issuance.
At issuance, the Company initially determined that the funding of an additional tranche was not probable, and therefore no value was ascribed to the remaining 123,302 warrants that were only exercisable upon the funding of the first additional tranche. As a result of the Company’s additional $10.0 million borrowings under the Loan Agreement on October 13, 2021, the warrants to purchase the additional 123,302 shares of Common Stock became exercisable at an exercise price of $10.28 per share and the value of the warrants was recorded as of that date. The additional warrants were classified within stockholders’ equity using a Black-Scholes valuation model, as the settlement of the warrants is indexed to the Common Stock.
The fair value of warrants ($3.3 million), a 5% final payment fee ($1.5 million) and debt issuance costs ($0.3 million) were being accreted to interest expense over the term of the loan using the effective interest method.
In connection with the termination of the Loan Agreement, the Company paid a prepayment premium of $0.3 million and recorded a loss on extinguishment of debt of $2.4 million during the year ended December 31, 2023 in other income (expense), net in the consolidated statements of operations and comprehensive loss. The loss on extinguishment of debt consists of the prepayment premium, the unamortized debt discount and issuance costs and the unaccreted final payment fee.
8. Leases
The Company’s finance lease relates to its headquarters, which was substantially completed in June 2018 and is being leased through May 2033, and its operating lease relates to the land lease associated with its headquarters.
At December 31, 2023 and 2022, the Company had finance lease liabilities of $18.9 million and $21.1 million, respectively, and right-of-use assets of $17.3 million and $19.4 million, respectively, and operating lease liabilities of $0.6 million and $0.7 million, respectively, and right-of-use assets of $0.6 million and $0.7 million, respectively, all of which were included in the consolidated balance sheets. As of December 31, 2023 and 2022, operating lease right-of-use assets are included in other long-term assets on the consolidated balance sheets. As of both December 31, 2023 and 2022, approximately $0.6 million of the operating lease liabilities is included in other long-term liabilities on the consolidated balance sheets, and the remaining balance is classified in operating lease obligation, current portion on the consolidated balance sheets.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following summarizes quantitative information about the Company’s leases:

	Year Ended December 31,
($ in thousands)	2023	2022
Finance lease cost
Amortization of right-of-use assets	$2,060	$2,059
Interest on lease liabilities	1,709	1,887
Total finance lease cost	3,769	3,946
Operating lease cost	105	105
Total lease cost	$3,874	$4,051

	Year Ended December 31, 2023		Year Ended December 31, 2022
($ in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases

Operating cash flows from leases	$(1,709)	$(105)	$(1,887)	$(105)
Financing cash flows from leases	$(2,256)	$—	$(1,981)	$—
Weighted-average remaining lease term	4.13	4.74	4.57	5.24
Weighted-average discount rate	8.50%	8.50%	8.50%	8.50%
As of December 31, 2023, the maturities of the Company’s lease liabilities were as follows:

($ in thousands)	Finance Leases	Operating Leases
2024	$4,065	$105
2025	4,167	105
2026	4,237	105
2027	2,673	105
2028	2,145	105
Thereafter	7,881	364
Total	25,168	889
Less: present value discount	(6,315)	(257)
Lease liabilities	$18,853	$632
9. Stockholders’ Equity
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
As of December 31, 2023, the Company’s Second Amended and Restated Certificate of Incorporation authorized the Company to issue 250,000,000 shares of Common Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares then outstanding or reserved for issuance) by the affirmative vote of the holders of a majority in interest of the Common Stock.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through December 31, 2023, no dividends have been declared.
The holders of Common Stock are entitled to one vote for each share held with respect to all matters voted on by the common stockholders of the Company.
In the event of a reorganization of the Company, after payment to any preferred stockholders of their liquidation preferences, holders of Common Stock are entitled to share ratably in all remaining assets of the Company.
As of December 31, 2023 and 2022, the Company had reserved Common Stock for future issuances as follows:

	December 31,
	2023		2022
Common stock reserved for Contingent Earnout Shares	15,000,000		15,000,000
Common stock reserved for Option Agreement	1,333,334	(1)	—
Exercise of options outstanding under stock plans	11,919,421		7,203,874
Options available for issuance under stock plans	1,492,057		6,700,888
Shares available for grant under ESPP	1,030,033		1,030,033
Warrants to purchase Common Stock	5,588,506		5,588,506
	36,363,351		35,523,301
___________________________
(1)Assumes the exercise of the entire Option as provided for in the Option Agreement at the minimum purchase price of $7.50 per share.
Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 20,000,000 shares designated as preferred stock and none were outstanding as of December 31, 2023 and 2022.
Warrants
The Company had the following Common Stock warrants outstanding as of December 31, 2023 and 2022:

Common Stock Warrants Outstanding
Legacy Humacyte Common Stock Warrants	411,006
Private Placement Warrants	177,500
Public Warrants	5,000,000
Total Common Stock Warrants	5,588,506
See Note 7 — Debt for a discussion of Common Stock warrants issued in conjunction with the Loan Agreement in 2021 (such warrants, “Legacy Humacyte Common Stock Warrants”). There were no issuances, exercises or expirations of warrants during the years ended December 31, 2023 and 2022.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private Placement Warrants
The Private Placement Warrants were initially recognized as a liability on the Closing Date at a fair value of $0.6 million, and the liability was remeasured to an estimated fair value of $0.1 million as of December 31, 2022. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Private Placement Warrants during the years ended December 31, 2023 and 2022. The remeasurement of the Private Placement Warrant liability to a fair value of $0.1 million as of December 31, 2023 resulted in an insignificant non-cash gain for the year ended December 31, 2023, and a non-cash gain of $0.4 million for the year ended December 31, 2022. The remeasurement of the Private Placement Warrant liability is classified within Change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss.
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo simulation value model:

	As of December 31,
	2023	2022
Market price of public stock	$2.84	$2.11
Exercise price	$11.50	$11.50
Expected term (years)	2.65	3.65
Expected share price volatility	75.0%	78.3%
Risk-free interest rate	4.09%	4.14%
Estimated dividend yield	0%	0%
Public Warrants
The Public Warrants may only be exercised for a whole number of shares and will expire five years after the completion of the Merger. The Public Warrants became exercisable 30 days after the completion of the Merger.
The Public Warrants were initially recognized as equity on the Closing Date at a fair value of $2.80 per share.
Contingent Earnout Liability
Following the Closing, former holders of Legacy Humacyte common and preferred shares are eligible to receive up to 15,000,000 Contingent Earnout Shares in the aggregate, in two equal tranches of 7,500,000 shares of Common Stock per tranche. The first and second tranches are issuable if the closing volume weighted average price (“VWAP”) per share of Common Stock quoted on Nasdaq (or the exchange on which the shares of Common Stock are then listed), is greater or equal to $15.00 and $20.00, respectively, over any 20 trading days within any 30 consecutive trading day period.
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
See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Contingent Earnout Liability during the years ended December 31, 2023 and 2022. The remeasurement of the Contingent Earnout Liability to a fair value of $37.9 million at December 31, 2023 from a fair value of $27.9 million at December 31, 2022, resulted in a non-cash loss of $10.0 million for the year ended December 31, 2023, compared to a non-cash gain of $75.8 million for the year ended December 31, 2022 related to the remeasurement of the Contingent Earnout Liability. The remeasurement of the Contingent Earnout Liability is classified within Change in fair value of Contingent Earnout Liability in the consolidated statements of operations and comprehensive loss.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions used in the valuations are described below:

	As of December 31,
	2023	2022
Current stock price	$2.84	$2.11
Expected share price volatility	86.7%	89.0%
Risk-free interest rate	3.88%	3.88%
Estimated dividend yield	0%	0%
Expected term (years)	10.00	10.00
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
The 2021 Plan and ESPP provide that on January 1 of each year commencing January 1, 2022, the 2021 Plan and the ESPP reserve will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of the Company’s Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. The Company’s board of directors determined there would be no automatic increase in the number of shares reserved under the 2021 Plan on either January 1, 2022 or January 1, 2023. The 2021 Plan share reserve automatically increased on January 1, 2024 by 5% of the number of shares of the Company’s Common Stock outstanding on December 31, 2023. Since the inception of the ESPP, the Company’s board of directors has determined that there would be no automatic increase in the number of shares reserved under the ESPP. As of December 31, 2023, 1,492,057 and 1,030,033 shares of Common Stock were available under the 2021 Plan and ESPP, respectively.
Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended, (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, no further awards may be granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise remain in effect pursuant to their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of December 31, 2023, 8,493,808, 3,407,550 and 18,063 shares of Common Stock remain reserved for outstanding options issued under the 2021 Plan, the 2015 Plan and the 2005 Plan, respectively. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any outstanding awards and any awards available for grant under the 2021 Plan.
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company estimated the fair value of the stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Year Ended December 31,
	2023	2022
Estimated dividend yield	0%	0%
Expected share price volatility (weighted average and range, if applicable)	88.6% (88.5% to 89.8%)	88.8% (87.4% to 100.0%)
Risk-free interest rate (weighted average and range, if applicable)	4.22% (3.58% to 4.39%)	3.50% (1.89% to 3.69%)
Expected term of options (in years)	6.25	6.25
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows a summary of stock-based compensation expense included in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2023	2022
Research and development	$1,716	$1,034
General and administrative	5,112	5,150
Total	$6,828	$6,184
A summary of option activity under the Company’s stock option plans during the year ended December 31, 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2022	7,203,874	$5.90	7.5	$429
Granted	5,750,912	2.86
Exercised	(444,715)	1.27
Forfeited	(590,650)	5.18
Options outstanding at December 31, 2023	11,919,421	$4.64	8.3	$383
Vested and exercisable, December 31, 2023	4,200,305	$7.24	6.0	$134
Vested and expected to vest, December 31, 2023	11,919,421	$4.64	8.3	$383
The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2023 and 2022 was $2.20 and $2.70, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0.8 million and $0.3 million, respectively. As of December 31, 2023, unrecognized stock-based compensation cost for options was $17.9 million and is expected to be recognized over a weighted-average period of 3.1 years.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes
The Company did not record any income tax expense or benefit during the years ended December 31, 2023 and 2022. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the U.S.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities, including valuation allowances, are as follows:

	As of December 31,
($ in thousands)	2023	2022
Deferred tax assets:
Net operating loss	$80,785	$67,879
Capitalized research and development	50,968	43,818
Research credits	20,099	18,054
Stock-based compensation	1,140	3,047
Right of use lease liability	133	144
Accrued expenses	69	65
Other	1	1
Total deferred tax asset	153,195	133,008
Less: valuation allowance	(151,677)	(131,151)
Total net deferred tax asset	1,518	1,857

Deferred tax liabilities:
Basis difference in fixed assets	(1,385)	(1,713)
Right of use lease assets	(133)	(144)
Total deferred tax liability	(1,518)	(1,857)
Total net deferred tax asset/(liability)	$—	$—
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income and the accumulated deficit, the Company provided a full valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward as of December 31, 2023 and December 31, 2022.
On November 18, 2021, North Carolina enacted the 2021 Appropriations Act, which included a gradual corporate income tax rate decrease from the current 2.5% to 0% by 2030. The Company is in a cumulative loss position and does not have significant deferred tax liabilities that can be utilized as a source of taxable income in the future. Therefore, the Company has reduced its North Carolina deferred tax assets, including the net operating losses, to zero, as no benefit is expected to be realized from these deferred tax assets prior to 2030 when there would be no income tax in North Carolina. The reduction in the value of the deferred tax assets are fully offset by a corresponding reduction in the valuation allowance. If the Company becomes profitable prior to 2030, the Company will recognize an income tax benefit related to the portion of its North Carolina deferred tax assets utilized.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reasons for the difference between the actual income tax benefit for the years ended December 31, 2023 and 2022, and the amount computed by applying the statutory Federal income tax rate to losses before income taxes are as follows:

	December 31,
	2023		2022
($ in thousands)	Amount	Rate	Amount	Rate
Income tax benefit at statutory rate	$(23,263)	21.0%	$(2,512)	21.0%
State income taxes, net of federal benefit	(2,066)	1.9%	(1,767)	14.8%
Tax credits	(1,917)	1.7%	(2,325)	19.4%
Other nondeductible expenses	1,759	(1.6)%	(15,735)	131.5%
Deferred rate changes	2,100	(1.9)%	1,698	(14.2)%
Deferred tax true-up(1)	2,860	(2.6)%	1,065	(8.9)%
Change in valuation allowance	20,527	(18.5)%	19,576	(163.6)%
Provision for income taxes	$—	0.0%	$—	0.0%
___________________________
(1)The deferred tax true-up for 2023 and 2022 primarily relates to executive compensation subject to IRC Section 162(m) limitations and the 2021 research and development and net operating loss carryforwards were adjusted due to application of the employee retention credit determined in 2022.
As of December 31, 2023 the Company had approximately $384.0 million and $383.0 million of Federal and state net operating losses, respectively. Of this amount, $222.7 million of Federal net operating losses are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely, while the remaining amount begins to expire in 2025. Some of these state net operating losses included in these amounts follow the Federal Tax Cuts and Jobs Act and are carried over indefinitely. The Company’s state net operating losses began to expire in 2020 and will expire completely in 2043. The state operating loss carryforwards are inclusive of North Carolina net operating losses, which are recorded at a zero benefit.
As of December 31, 2023 and 2022, the Company had Federal and state research tax credit carryforwards of $20.1 million and $18.1 million, respectively. These credit carryforwards will begin to expire in 2025 and will expire completely in 2043.
Net operating loss carryforwards and tax credit carryforwards are subject to review and possible adjustment by the IRS, and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders or groups over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not determined whether there have been any cumulative ownership changes or the impact on the utilization of the loss carryforwards if such changes have occurred. A section 382 study will be performed at a time when forthcoming profitability is reasonably anticipated.
12. Retirement Plan
The Company currently maintains a defined contribution employee retirement plan, or 401(k) plan, for all employees upon their date of hire. The 401(k) plan is intended to qualify as tax-qualified plans under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan permits employees to contribute, on a pre-tax basis, a portion of their salary up to the Federally mandated limits. The Company matches an employee’s contribution up to 4% of the employee’s compensation. Contributions to the 401(k) plan by the Company totaled $1.0 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2023, the Company filed a BLA with the FDA for an indication in extremity vascular trauma. Based on the achievement of this milestone under the Duke license agreement, the Company recorded license fee expense of $0.5 million during the fourth quarter of 2023 in research and development expense in its consolidated statements of operations and comprehensive loss. As of December 31, 2023 there was $0.5 million of license expense payable to Duke included in accounts payable in the Company’s consolidated balance sheets. Payments to Duke under the license agreement were immaterial during the year ended December 31, 2022.
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In addition, the Company entered into a distribution agreement with Fresenius Medical Care in June 2018 which, as amended as of February 16, 2021, granted Fresenius Medical Care and its affiliates exclusive rights to develop outside the United States and EU and commercialize outside of the United States the Company’s 6 millimeter x 42 centimeter HAV and all improvements thereto, and modifications and derivatives thereof (including any changes to the length, diameter or configuration of the foregoing), for use in vascular creation, repair, replacement or construction, including renal replacement therapy for dialysis access, the treatment of PAD, and the treatment of vascular trauma, but excluding coronary artery bypass graft, pediatric heart surgery, or adhering pancreatic islet cells onto the outer surface of the distribution product for use in diabetic patients. Within the United States, Fresenius Medical Care will collaborate with the Company in its commercialization of the product in the field, including adoption of the distribution product as a standard of care in patients for which such use is supported by clinical results and health economic analyses.
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
The Company is obligated to make payments to Fresenius Medical Care based on a share of aggregate net sales by or on behalf of the Company of the distribution product in the United States in the field. Such revenue-share payments will be a percentage of net sales in the low double digits, without regard to the calendar year in which such net sales are attributable, until such time that the Company has paid to Fresenius Medical Care a certain total amount, at which time the revenue-share will decrease to a percentage of net sales in the mid-single digits. The amounts that Fresenius Medical Care will be obligated to pay the Company under the distribution agreement for sales of the distribution product in the field outside of the United States will vary. Fresenius Medical Care agreed to pay the Company initially, on a country-by-

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

country basis for sales outside of the United States, the amount equal to the average cost of manufacturing the Company’s distribution product plus a fixed dollar amount per unit. Following a specified period, on a country-by-country basis outside of the United States, Fresenius Medical Care will pay the Company a fixed percentage of net sales for each unit sold in such country, such that the Company will receive more than half of such net sales.
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
The Company expensed approximately $0.2 million during each of the years ended December 31, 2023 and 2022 for clinical research services performed by Frenova Renal Research (“Frenova”), a subsidiary of Fresenius Medical Care. There was $0.1 million payable to Frenova included in accounts payable on the Company’s consolidated balance sheets as of December 31, 2022, and there were no amounts payable to Frenova as of December 31, 2023.
Arrangements with Yale University
Dr. Niklason serves as an Adjunct Professor in Anesthesia at Yale University. As of December 31, 2023 and 2022, the Company was a party to license agreements with Yale University, as described in Note 13 — Commitments and Contingencies above.
The following table shows a summary of related party expenses pertaining to Yale University included in the statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2023	2022
License expenses	55	100
Other	25	19
Total	$80	$119
There was $50 thousand of license expenses payable to Yale University included in accounts payable on the Company’s consolidated balance sheets as of December 31, 2022, and there was an insignificant amount payable to Yale as of December 31, 2023.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Subsequent Events
On February 29, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC and Cantor Fitzgerald & Co. as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in the Offering of 15,410,000 shares of the Company’s Common Stock, which included a full exercise of the Underwriters’ option to purchase additional shares, at a price to the public of $3.00 per share (the “Shares”). The net proceeds to the Company from the Offering were approximately $43.1 million after deducting underwriting discounts and commissions and estimated Offering expenses. The Offering closed on March 5, 2024. In a separate transaction on March 11, 2024, the Company received an additional $20.0 million under the Purchase Agreement.

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
As of December 31, 2023, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all errors and all fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies and procedures may deteriorate. Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Director and Officer Trading Arrangements
During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation.
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14. Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
10.1.1
Revenue Interest Purchase Agreement, dated as of May 12, 2023, by and among Humacyte Global, Inc., Humacyte, Inc. and Hook SA LLC. (incorporated by reference to Exhibit 10.1 to Humacyte, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023).

10.1.2!*	Waiver, dated as of February 18, 2024, by and among Humacyte Global, Inc., Humacyte, Inc. and Hook SA LLC.
10.2
Option Agreement, dated as of May 12, 2023, by and among Humacyte, Inc., TPC Investments III LP and TPC Investments Solutions LP. (incorporated by reference to Exhibit 4.1 to Humacyte, Inc.’s Registration Statement on Form S-3, filed with the SEC on June 9, 2023).

10.3
Open Market Sale Agreement, dated September 1, 2022, by and between Humacyte, Inc. and Jefferies LLC, (incorporated by reference to Exhibit 1.2 to Humacyte, Inc.’s Registration Statement on Form S-3 (File No. 333-267225), filed with the SEC on September 1, 2022).

10.4˄
Distribution Agreement, dated June 25, 2018, by and between Fresenius Medical Care Holdings, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.6 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.4.1˄
First Amendment to Distribution Agreement, dated October 2, 2019, by and between Fresenius Medical Care Holdings, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.6.1 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.4.2˄
Second Amendment to Distribution Agreement, effective as of February 16, 2021, by and between Fresenius Medical Care Holdings, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.6.2 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

Exhibit No.	Description
10.5˄
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

10.8˄
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

10.8.3˄
Third Amendment to Exclusive Patent License Agreement, dated June 26, 2015, between Duke University and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.10.3 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.8.4˄
Fourth Amendment to Exclusive Patent License Agreement, dated January 2, 2018, between Duke University and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.10.4 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.8.5˄
Fifth Amendment to Exclusive Patent License Agreement, dated December 31, 2019, between Duke University and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.10.5 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.8.6^
Sixth Amendment to Exclusive Patent License Agreement, dated January 10, 2022, between Duke University and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.7.6 to Humacyte, Inc.’s Annual Report on Form 10-K filed with the SEC on March 29, 2022).

10.9˄
Supply Agreement, dated January 9, 2014, between SeraCare Life Sciences, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.11 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.9.1˄
First Amendment to Supply Agreement, dated October 12, 2018, between SeraCare Life Sciences, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.11.1 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.9.2˄ *
Second Amendment to Supply Agreement, dated March 24, 2021, between SeraCare Life Sciences, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.12.2 to Humacyte, Inc.’s Registration Statement on S–4/A, filed with the SEC on June 14, 2021).

10.10˄ *
Supply Agreement, dated June 1, 2020, between Confluent Medical Technologies and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.13 to Humacyte, Inc.’s Registration Statement on S–4/A, filed with the SEC on June 14, 2021).

10.11+*
Executive Employment Agreement, dated February 3, 2021, between Laura Niklason, M.D., Ph.D. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.13 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.12+
Executive Employment Agreement, dated May 18, 2021, between Dale Sander and Humacyte, Inc. (incorporated by reference to Exhibit 10.11 to Humacyte, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 24, 2023).

10.13+
Executive Employment Agreement, dated September 13, 2019 between Heather Prichard, Ph.D. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.16 to Humacyte, Inc.'s Registration Statement on S-4, filed with the SEC on March 23, 2021).

10.14+	Humacyte, Inc. 2021 Long–Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Humacyte, Inc.’s Current Report on Form 8–K, filed with the SEC on August 27, 2021).
10.14.1+
Form of Stock Option Agreement under Humacyte, Inc. 2021 Long–Term Incentive Plan (incorporated by reference to Exhibit 10.4.1 to Humacyte, Inc.’s Current Report on Form 8–K, filed with the SEC on August 27, 2021).

10.15+	Humacyte, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Humacyte, Inc.’s Current Report on Form 8–K, filed with the SEC on August 27, 2021).
10.16+	Humacyte, Inc. Annual Bonus Plan (incorporated by reference to Exhibit 10.8 to Humacyte, Inc.’s Current Report on Form 8–K, filed with the SEC on August 27, 2021).

Exhibit No.	Description
10.17+	Humacyte, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.18 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).
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

10.17.5+
Form of Nonqualified Stock Option Agreement under Humacyte, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.18.5 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.18+	Humacyte, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).
10.18.1+
First Amendment to Humacyte, Inc. 2015 Omnibus Incentive Plan, dated February 23, 2018 (incorporated by reference to Exhibit 10.19.1 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.18.2+
Second Amendment to Humacyte, Inc. 2015 Omnibus Incentive Plan, dated June 6, 2018 (incorporated by reference to Exhibit 10.19.2 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.18.3+
Form of Incentive Stock Option Agreement under Humacyte, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19.3 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.18.4+
Form of Nonqualified Stock Option Agreement under Humacyte, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19.4 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.19+
Form of Indemnity Agreement by and between Humacyte, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.23 to Humacyte, Inc.’s Registration Statement on S–4/A, filed with the SEC on July 1, 2021).

10.20
Lease Agreement, dated December 31, 2015, between ARE–NC Region No. 5, LLC and Humacyte, Inc. (incorporated by reference to Exhibit 10.22 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.20.1
First Amendment to Lease, dated September 30, 2016, between ARE–NC Region No. 5, LLC and Humacyte, Inc. (incorporated by reference to Exhibit 10.22.1 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.20.2
Second Amendment to Lease, dated February 8, 2017, between ARE–NC Region No. 5, LLC and Humacyte, Inc. (incorporated by reference to Exhibit 10.22.2 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.20.3
Third Amendment to Lease, dated April 21, 2017, between ARE–NC Region No. 5, LLC and Humacyte, Inc. (incorporated by reference to Exhibit 10.22.3 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.20.4
Fourth Amendment to Lease, dated October 31, 2017, between ARE–NC Region No. 5, LLC and Humacyte, Inc. (incorporated by reference to Exhibit 10.22.4 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Humacyte, Inc.’s Current Report on Form 8–K, filed with the SEC on August 27, 2021).
23.1!	Consent of PricewaterhouseCoopers LLP.
31.1!	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2!	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1!	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2!	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97+!	Humacyte, Inc. Compensation Clawback Policy.
101!
The following materials from Humacyte, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

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
Date: March 28, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Laura E. Niklason	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2024
Laura E. Niklason, M.D., Ph.D.

/s/ Dale A. Sander	Chief Financial Officer, Chief Corporate Development Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2024
Dale A. Sander

/s/ Kathleen Sebelius	Director	March 28, 2024
Kathleen Sebelius

/s/ Gordon M. Binder	Director	March 28, 2024
Gordon M. Binder

	Director	March 28, 2024
Emery N. Brown, M.D., Ph.D.

/s/ Michael T. Constantino	Director	March 28, 2024
Michael T. Constantino

/s/ Brady W. Dougan	Director	March 28, 2024
Brady W. Dougan

/s/ C. Bruce Green	Director	March 28, 2024
C. Bruce Green, M.D.

/s/ Todd M. Pope	Director	March 28, 2024
Todd M. Pope

/s/ Diane Seimetz	Director	March 28, 2024
Diane Seimetz, Ph.D.

/s/ Rajiv Shukla	Director	March 28, 2024
Rajiv Shukla

/s/ Max Wallace	Director	March 28, 2024
Max Wallace, J.D.

/s/ Susan Windham-Bannister	Director	March 28, 2024
Susan Windham-Bannister, Ph.D.