Form 10-Q
period 2024-03-31
Humacyte, Inc.
filed 2024-05-13
CIK 1818382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2024, 119,084,353 shares of common stock, par value $0.0001, were issued and outstanding.

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
•our plans, anticipated timeline and ability to file an application for, and obtain marketing approval from, the United States (“U.S.”) Food and Drug Administration (“FDA”) and other regulatory authorities, including the European Medicines Agency, for our bioengineered human acellular vessels (“HAVs”) and other product candidates;
•the outcome of the FDA’s review of our Biologics License Application (“BLA”) seeking approval of the HAV in urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated and when autologous vein use is not feasible, which we refer to in this Quarterly Report as vascular trauma;
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
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statements are based on information current as of the date of this Quarterly Report and speak only as of the date on which such statements are made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2023, which we filed with the SEC on March 28, 2024. We disclaim any obligation, except as specifically required by law, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Humacyte, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands except for share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$115,505	$80,448
Prepaid expenses and other current assets	2,421	2,830
Total current assets	117,926	83,278

Property and equipment, net	25,653	26,791
Finance lease right-of-use assets, net	17,059	17,313
Other long-term assets	828	841
Total assets	$161,466	$128,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,452	$6,490
Accrued expenses	7,917	9,340
Finance lease obligation, current portion	2,663	2,560
Operating lease obligation, current portion	55	53
Total current liabilities	14,087	18,443

Revenue interest liability	57,959	38,600
Contingent Earnout Liability	42,509	37,916
Finance lease obligation, net of current portion	15,850	16,293
Contingent derivative liability	4,079	2,636
Other long-term liabilities	830	789
Total liabilities	135,314	114,677

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of March 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 119,084,353 and 103,673,728 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	12	10
Additional paid-in capital	595,350	550,850
Accumulated deficit	(569,210)	(537,314)
Total stockholders’ equity	26,152	13,546
Total liabilities and stockholders’ equity	$161,466	$128,223
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands except for share and per share amounts)

	For the Three Months Ended March 31,
	2024	2023

Revenue	$—	$—

Operating expenses:
Research and development	21,264	17,278
General and administrative	5,314	5,234
Total operating expenses	26,578	22,512
Loss from operations	(26,578)	(22,512)

Other income (expense), net:
Interest income	1,031	1,475
Change in fair value of Contingent Earnout Liability	(4,593)	(14,191)
Interest expense	(1,816)	(1,699)
Change in fair value of derivative liabilities	60	(42)
Total other expense, net	(5,318)	(14,457)
Net loss and comprehensive loss	$(31,896)	$(36,969)

Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.36)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	108,246,008	103,263,528
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in thousands except for share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	103,673,728	$10	$550,850	$(537,314)	$13,546
Issuance of stock in public offering, net of issuance costs	15,410,000	2	43,044	—	43,046
Proceeds from the exercise of stock options	625	—	2	—	2
Stock-based compensation	—	—	1,454	—	1,454
Net loss	—	—	—	(31,896)	(31,896)
Balance as of March 31, 2024	119,084,353	$12	$595,350	$(569,210)	$26,152

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	103,229,013	$10	$543,456	$(426,538)	$116,928
Proceeds from the exercise of stock options	100,158	—	119	—	119
Stock-based compensation	—	—	1,809	—	1,809
Net loss	—	—	—	(36,969)	(36,969)
Balance as of March 31, 2023	103,329,171	$10	$545,384	$(463,507)	$81,887

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(31,896)	$(36,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,274	1,558
Stock-based compensation expense	1,454	1,809
Change in fair value of Contingent Earnout Liability	4,593	14,191
Non-cash interest expense	1,418	—
Change in fair value of derivative liabilities	(60)	42
Amortization expense	517	515
Non-cash operating lease costs	13	12
Amortization of SVB debt discount	—	360
Changes in operating assets and liabilities:
Accounts receivable	—	31
Prepaid expenses and other current assets	409	120
Accounts payable	(2,949)	299
Accrued expenses	(2,107)	(597)
Operating lease obligation	(13)	(12)
Net cash used in operating activities	(27,347)	(18,641)

Cash flows from investing activities
Purchase of property and equipment	(391)	(1,152)
Net cash used in investing activities	(391)	(1,152)

Cash flows from financing activities
Proceeds from issuance of stock in public offering, net of issuance costs	43,396	—
Proceeds from revenue interest purchase agreement	20,000	—
Proceeds from the exercise of stock options	2	119
Payments of finance lease principal	(603)	(528)
Net cash provided by (used in) financing activities	62,795	(409)

Net increase (decrease) in cash, cash equivalents and restricted cash	35,057	(20,202)
Cash, cash equivalents and restricted cash at the beginning of the period	80,801	149,772
Cash, cash equivalents and restricted cash at the end of the period	$115,858	$129,570

Supplemental disclosure:
Cash paid for interest on SVB loan	$—	$881

Supplemental disclosure of noncash activities:
Unpaid issuance costs in connection with public offering	$350	$—
Unpaid transaction costs related to revenue interest purchase agreement	$500	$—
Debt discount from embedded contingent derivative liability	$1,552	$—
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
Liquidity and Going Concern
Since its inception in 2004, the Company has generated no product revenue and has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the Reverse Recapitalization, borrowings under loan facilities, proceeds from a revenue interest purchase agreement and, to a lesser extent, through governmental and other grants. At March 31, 2024 and December 31, 2023, the Company had an accumulated deficit of $569.2 million and $537.3 million, respectively. The Company’s operating losses were $26.6 million and $22.5 million for the three months ended March 31, 2024 and 2023, respectively. Net cash flows used in operating activities were $27.3 million and $18.6 million during the three months ended March 31, 2024 and 2023, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.
As further disclosed in Note 6, on May 12, 2023, Humacyte, Inc. and Global entered into a Revenue Interest Purchase Agreement (the “Purchase Agreement”) with two purchasers, both affiliates of Oberland Capital Management LLC (the “Purchasers”), and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing with respect to the further development and commercialization of the Company’s HAV, to repay the Company’s then-existing credit facility with SVB, and for other general corporate purposes. As of March 31, 2024, $58.0 million was recorded as a revenue interest liability on the condensed consolidated balance sheet.
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. On February 18, 2024, the Company agreed with the Purchasers and the Agent, to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for a leasehold mortgage over the Company’s headquarters. Giving effect to the extension and waiver, the Company was obligated to deliver by no later than April 30, 2024 (or such later date as the Agent may agree in its sole discretion), an executed leasehold mortgage (or alternative documentation satisfactory to the Agent in its sole discretion) over the Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers and the Agent to waive such breaches, for so long as, among other requirements, the Company (i) delivers by no later than June 7,

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2024 a landlord’s consent and waiver with respect to the Company’s headquarters and (ii) funds no later than August 17, 2024 an account in an amount of $54.0 million, over which the Agent will have certain consent and other rights. To the extent the Company is able to deliver a leasehold mortgage over its headquarters by June 7, 2024, the preceding requirements will not apply. If the Company is not successful in meeting the Agent’s deadlines in executing either a leasehold mortgage or a landlord consent and waiver or if the Company is unable to fund the required amount, the Purchasers have the right to terminate the Purchase Agreement and to require Global to repurchase the Revenue Interests. See Note 6 for further information.
As of March 31, 2024, the Company had cash and cash equivalents of $115.5 million. The Company believes its cash and cash equivalents on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the issuance date of these interim financial statements. As noted above, if the Company is not successful in executing a leasehold mortgage over its headquarters by June 7, 2024 and is required to fund a restricted account of $54.0 million or is required to repurchase the Revenue Interests, the Company’s available cash to fund operations going forward would be limited and, in such an event there could be substantial doubt about the Company’s ability to continue as a going concern as of the quarter ending June 30, 2024 unless the Company raises additional capital and/or obtains approval of the BLA, resulting in an assessment at that time that cash, additional funding commitments, and forecasted revenues are adequate to fund ongoing operations. Adequate capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, it could be forced to delay, reduce, suspend or cease its research and development programs or any future commercialization efforts, which would have a negative impact on its business, prospects, operating results and financial condition.
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024 and its results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other period. The December 31, 2023 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 and the related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2024 (the “Annual Report”), which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 included in the Company’s Annual Report.
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
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation as of March 31, 2024 and December 31, 2023. As of both March 31, 2024 and December 31, 2023, the Company had cash equivalents held in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies.
Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. As of both March 31, 2024 and December 31, 2023, restricted cash consisted of $0.2 million in funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of the Company’s headquarters lease, and $0.1 million in cash balances held as collateral for the Company’s employee credit card program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows as of March 31, 2024 and December 31, 2023.

($ in thousands)	March 31, 2024	December 31, 2023

Cash and cash equivalents	$115,505	$80,448
Restricted cash included in prepaid expenses and other current assets	144	144
Restricted cash included in other long-term assets	209	209
Total cash, cash equivalents and restricted cash	$115,858	$80,801
Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of potentially dilutive shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”). Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. As the Company has incurred losses for the three months ended March 31, 2024 and 2023, basic and diluted net loss per share is the same for each period.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following potential shares of Common Stock were excluded from the computation of diluted net loss per share for each period because including them would have had an antidilutive effect.

	Three Months Ended March 31,
	2024	2023

Exercise of options under stock plan	11,882,290	7,174,560
Warrants to purchase Common Stock	5,588,506	5,588,506
The 15,000,000 Contingent Earnout Shares, as defined in Note 8, are excluded from the anti-dilutive table for all periods presented, as such shares are contingently issuable until the share price of the Company exceeds specified thresholds that have not yet been achieved, or upon the occurrence of a change in control. The Option Agreement, as defined in Note 6 — Revenue Interest Purchase Agreement, is excluded from the anti-dilutive table for the three months ended March 31, 2024 based on the Company’s assumption that the Option Agreement will not be exercised unless the Company’s stock price exceeds $7.50 per share, the minimum purchase price under the Option Agreement.
Other Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, the success of clinical trials and other studies for its product candidates, including its ongoing V007 and V012 Phase 3 clinical trials, the regulatory approval and commercialization of its HAVs and other product candidates, the expected size of the target populations for the Company’s product candidates, the degree of market acceptance of the HAVs, if approved, the availability of third-party coverage and reimbursement, development by competitors of new technological innovations, the ability to manufacture HAVs and other product candidates in sufficient quantities, expectations regarding the Company’s strategic partnerships, dependence on third parties, key personnel and the ability to attract and retain qualified employees, protection of proprietary technology and confidentiality of trade secrets, compliance with governmental regulations, the Company’s implementation and maintenance of effective internal controls, and the ability to secure additional capital to fund operations and the commercial success of its product candidates.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The FASB issued this update to improve the disclosures about an entity’s reportable segments, including providing more detailed information about a reportable segment’s expenses, enhancing interim disclosure requirements and providing new segment disclosure requirements for entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities should apply the amendments retrospectively to all prior periods presented in the financial statements. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024, and subsequent interim periods. The Company is currently evaluating the impact of adopting ASU 2023-07 on its disclosures included in the notes to the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures” (“ASU 2023-09”). The FASB issued this update to improve the transparency and comparability of income tax disclosures, including requiring consistent categories and greater disaggregation of information in the rate reconciliation and further disaggregation of income taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption is permitted. Entities should apply the amendments prospectively, with retrospective application permitted. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. The Company is currently evaluating the impact of adopting ASU 2023-09 on its disclosures included in the notes to the consolidated financial statements.
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
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying values of cash, prepaid expenses and other current assets, accounts payable and accrued expenses as of March 31, 2024 and December 31, 2023 approximated their fair values due to the short-term nature of these items.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

($ in thousands)	Fair Value Measured as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$113,714	$—	$—	$113,714
Total financial assets	$113,714	$—	$—	$113,714
Liabilities:
Contingent Earnout Liability	$—	$—	$42,509	$42,509
Contingent derivative liability	—	—	4,079	4,079
Private Placement Warrants liability	—	—	121	121
Option Agreement liability	—	—	41	41
JDRF Agreement derivative liability	—	—	28	28
Total financial liabilities	$—	$—	$46,778	$46,778

($ in thousands)	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$78,995	$—	$—	$78,995
Total financial assets	$78,995	$—	$—	$78,995
Liabilities:
Contingent Earnout Liability	$—	$—	$37,916	$37,916
Contingent derivative liability	—	—	2,636	2,636
Private Placement Warrants liability	—	—	78	78
Option Agreement liability	—	—	35	35
JDRF Agreement derivative liability	—	—	28	28
Total financial liabilities	$—	$—	$40,693	$40,693
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
Contingent Earnout Liability
The following table presents a summary of the changes in the fair value of the Contingent Earnout Liability:

($ in thousands)	Contingent Earnout Liability
	Three Months Ended March 31,
	2024	2023

Fair value as of beginning of period	$(37,916)	$(27,893)
Change in fair value included in other income (expense), net	(4,593)	(14,191)
Fair value as of end of period	$(42,509)	$(42,084)

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
Private Placement Warrants Liability
The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability:

	Private Placement Warrants
	Three Months Ended March 31,
($ in thousands)	2024	2023

Fair value as of beginning of period	$(78)	$(80)
Change in fair value included in other income (expense), net	(43)	(42)
Fair value as of end of period	$(121)	$(122)
In determining the fair value of the Private Placement Warrants liability, the Company used the Monte Carlo simulation valuation model to estimate the fair value utilizing assumptions including the current Company stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 8 — Stockholders’ Equity).
Derivative liabilities
Contingent derivative liability
The debt pursuant to the Purchase Agreement, as defined in Note 6, contains an embedded derivative related to the Put Option, as defined in Note 6, requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” methodology. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at issuance and each subsequent reporting period. In determining the fair value of the contingent derivative liability, the Company used the Monte Carlo simulation value model using a distribution of potential outcomes on a monthly basis over a 10-year period. The estimated probability and timing of underlying events triggering the exercisability of the Put Option contained within the Purchase Agreement, forecasted cash flows and the discount rates are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative.
As of March 31, 2024, the discount rates used to calculate the value of the contingent derivative liability were 13.9% to calculate the present-value of the revenue forecast and 17.5% to calculate the present-value of the payoff of the Put Option. As of December 31, 2023, the discount rates used to calculate the value of the contingent derivative liability were 14.5% to calculate the present-value of the revenue forecast and 17.1% to calculate the present-value of the payoff of the Put Option. Changes in fair value of the contingent derivative liability are recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive loss, classified in change in fair value of derivative liabilities.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents a summary of the changes in the fair value of the contingent derivative liability, which is classified as a Level 3 financial instrument.

($ in thousands)	Three Months Ended March 31, 2024

Fair value as of beginning of period	$(2,636)
Fair value of embedded derivative upon issuance of debt	(1,552)	(1)
Change in fair value included in other income (expense), net	109
Fair value as of end of period	$(4,079)
___________________________
(1)Represents an increase in debt discount upon issuance of the second installment under the Purchase Agreement. See Note 6 for further information.
4. Property and Equipment, Net
Property and equipment, net consist of the following:

($ in thousands)	March 31, 2024	December 31, 2023

Scientific and manufacturing equipment	$28,435	$28,400
Computer equipment	125	125
Software	768	682
Furniture and fixtures	1,066	1,066
Leasehold improvements	27,858	27,844
	58,252	58,117
Accumulated depreciation	(32,599)	(31,326)
Property and equipment, net	$25,653	$26,791
Depreciation expense totaled $1.3 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. All long-lived assets are maintained in the United States.
5. Accrued Expenses
Accrued expenses consisted of the following:

($ in thousands)	March 31, 2024	December 31, 2023

Accrued external research, development and manufacturing costs	$3,655	$3,845
Accrued employee compensation and benefits	3,381	5,238
Accrued professional fees	881	257
Total	$7,917	$9,340

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Revenue Interest Purchase Agreement
Revenue Interest Purchase Agreement
On May 12, 2023, Humacyte, Inc. and Global entered into the Purchase Agreement with the Purchasers, and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing with respect to the further development and commercialization of the Company’s HAV, to repay the Company’s then-existing credit facility with SVB, and for other general corporate purposes. Pursuant to the Purchase Agreement, on May 12, 2023, the Purchasers purchased certain revenue interests (the “Revenue Interests”) from Global in exchange for an aggregate investment amount of up to $150.0 million (the “Investment Amount”) to be paid in multiple tranches. On May 12, 2023, the Company received an initial payment of $40.0 million, less certain transaction expenses, which was used to repay in full the Company’s then-existing obligations under the Loan Agreement with SVB, as defined in Note 7 — Debt. In February 2024, the FDA accepted the Company’s BLA for an indication in vascular trauma, and in accordance with the Purchase Agreement, on March 11, 2024, the Company received a subsequent installment of $20.0 million.
As of March 31, 2024, the Company is entitled to receive up to approximately $90.0 million in subsequent installments subject to the terms and conditions set forth in the Purchase Agreement, as follows: (i) $40.0 million, at the Company’s option, upon the Company receiving FDA approval of the HAV for the vascular trauma indication on or prior to December 31, 2024 and (ii) $50.0 million, at the Company’s option, upon reaching $35.0 million trailing worldwide three-month net sales any time prior to December 31, 2025. Each tranche is dependent on the satisfaction of the conditions and receipt of funds from the previous tranche.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. On February 18, 2024, the Company agreed with the Purchasers and the Agent, to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for a leasehold mortgage over the Company’s headquarters. Giving effect to the extension and waiver, the Company was obligated to deliver by no later than April 30, 2024 (or such later date as the Agent may agree in its sole discretion), an executed leasehold mortgage (or alternative documentation satisfactory to the Agent in its sole discretion) over the Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers and the Agent to waive such breaches, for so long as, among other requirements, the Company (i) delivers by no later than June 7, 2024 a landlord’s consent and waiver with respect to the Company’s headquarters and (ii) funds no later than August 17, 2024 an account in an amount of $54.0 million, over which the Agent will have certain consent and other rights. To the extent the Company is able to deliver a leasehold mortgage over its headquarters by June 7, 2024, the preceding requirements will not apply. If the Company is not successful in meeting the Agent’s deadlines in executing either a leasehold mortgage or a landlord consent and waiver or if the Company is unable to fund the required amount, the Purchasers have the right to terminate the Purchase Agreement and to require Global to repurchase the Revenue Interests.
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
The Company recorded a revenue interest liability related to the Purchase Agreement on the accompanying condensed consolidated balance sheet on the date the Company entered into the Purchase Agreement, net of a debt discount comprised of $2.1 million issuance costs and transaction costs, $0.1 million fair value allocated to the Option Agreement, defined below, and the $2.4 million initial fair value of the bifurcated contingent derivative liability related to the Put Option. The revenue interest liability is based on the Company’s contractual repayment obligation to the Purchasers, based on the current estimates of future revenues, over the life of the Purchase Agreement. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level and expected timing of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts. If the level and timing of any forecasted net sales and related payments change, the Company prospectively adjusts the effective interest and the related amortization of the liability and related issuance costs on a quarterly basis.
As of March 31, 2024 and December 31, 2023, $58.0 million and $38.6 million, respectively, was recorded as a revenue interest liability. The estimated effective annual interest rate as of March 31, 2024 and December 31, 2023 was 14.6% and 14.1%, respectively. The Company recorded $1.4 million in interest expense related to the Purchase Agreement for the three months ended March 31, 2024.
The Put Option under the Purchase Agreement that is exercisable by the Purchasers upon certain contingent events was determined to be an embedded derivative requiring bifurcation and separately accounted for as a single compound derivative instrument. At May 12, 2023, the Company recorded the initial fair value of the derivative liability of $2.4 million as a debt discount. On March 11, 2024, upon the issuance of the second installment of the Purchase Agreement of $20.0 million, the Company estimated the fair value of the embedded derivative and recorded a $1.6 million increase in fair value as a debt discount. The debt discount is being amortized to interest expense over the expected term of the debt using the effective interest method. See Note 3 — Fair Value Measurements for a further discussion of the fair value of the contingent derivative liability associated with the Put Option.
Revenue Interest Payments made as a result of the Company’s net product sales will reduce the revenue interest liability. During the three months ended March 31, 2024, the Company did not record any product sales revenue.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the revenue interest liability activity during the three months ended March 31, 2024:

($ in thousands)
Revenue interest liability at December 31, 2023	$38,600
Proceeds from revenue interest purchase agreement	20,000
Debt discount from embedded contingent derivative liability	(1,552)
Interest expense recognized	1,411
Transaction costs accrued at March 31, 2024	(500)
Revenue interest liability at March 31, 2024	$57,959
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
The Option granted to the Holders represents a freestanding instrument separate from the purchaser commitments outlined in the Purchase Agreement. The Option Agreement does not qualify for the equity contract scope exception under ASC 815-40 and the Company recorded the Option as a liability (“Option Agreement liability”) on the condensed consolidated balance sheet at an initial fair value of $55 thousand, with subsequent changes in the fair value to be recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date. The fair value of the Option Agreement liability as of March 31, 2024 and December 31, 2023 was $41 thousand and $35 thousand, respectively.
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
8. Stockholders’ Equity
Common Stock
On August 26, 2021, the Merger and a related private placement offering (the “PIPE Financing”) were consummated and the Company issued 27,346,449 shares of Common Stock for proceeds of $242.4 million, incurring $3.9 million of transaction costs, consisting of banking, legal, and other professional fees. Immediately following the Merger, there were 103,003,384 shares of Common Stock outstanding with a par value of $0.0001 per share.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On February 29, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC and Cantor Fitzgerald & Co., as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in an underwritten offering (the “Offering”) of 15,410,000 shares of the Company’s Common Stock, which included a full exercise of the Underwriters’ option to purchase additional shares, at a price to the public of $3.00 per share. The net proceeds to the Company from the Offering were approximately $43.0 million after deducting underwriting discounts and commissions and Offering expenses. The Offering closed on March 5, 2024. As of March 31, 2024, there were $0.4 million of unpaid offering expenses included in accrued expenses on the condensed consolidated balance sheet.
As of March 31, 2024, the Company’s Second Amended and Restated Certificate of Incorporation authorized the Company to issue 250,000,000 shares of Common Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares then outstanding or reserved for issuance) by the affirmative vote of the holders of a majority in interest of the Common Stock.
The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through March 31, 2024, no dividends have been declared.
The holders of Common Stock are entitled to one vote for each share held with respect to all matters voted on by the common stockholders of the Company.
In the event of a reorganization of the Company, after payment to any preferred stockholders of their liquidation preferences, holders of Common Stock are entitled to share ratably in all remaining assets of the Company.
As of March 31, 2024, the Company had reserved Common Stock for future issuances as follows:

	March 31, 2024
Common stock reserved for Contingent Earnout Shares	15,000,000
Common stock reserved for Option Agreement	1,333,334	(1)
Exercise of options outstanding under stock plans	11,882,290
Options available for issuance under stock plans	6,712,249
Shares available for grant under ESPP	1,030,033
Warrants to purchase Common Stock	5,588,506
	41,546,412
___________________________
(1)Assumes the exercise of the entire Option as provided for in the Option Agreement at the minimum purchase price of $7.50 per share.
Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 20,000,000 shares designated as preferred stock and none were outstanding as of March 31, 2024 and December 31, 2023.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Warrants
The Company had the following Common Stock warrants outstanding as of March 31, 2024 and December 31, 2023:

Common Stock Warrants Outstanding

Legacy Humacyte Common Stock Warrants	411,006
Private Placement Warrants	177,500
Public Warrants	5,000,000
Total Common Stock Warrants	5,588,506
In connection with the Company’s Loan Agreement, in 2021 the Company granted warrants to the lenders to purchase 411,006 shares of Common Stock at an exercise price of $10.28 per share (such warrants, “Legacy Humacyte Common Stock Warrants”). The Company recognized the fair value of the warrants within stockholders’ equity using a Black-Scholes valuation model, as the settlement of the warrants is indexed to the Common Stock. There were no issuances, exercises or expirations of warrants during the three months ended March 31, 2024 or March 31, 2023.
In connection with the Merger, the Company assumed 5,000,000 publicly-traded warrants (“Public Warrants”) and 177,500 private placement warrants issued to AHAC Sponsor LLC (the “Sponsor”), Oppenheimer & Co. Inc. and Northland Securities, Inc., in connection with AHAC’s initial public offering (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”). The Common Stock Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share. The Company evaluated the Common Stock Warrants to determine the appropriate financial statement classification upon the consummation of the Merger. The Common Stock Warrants are not mandatorily redeemable and are considered to be freestanding instruments as they are separately exercisable into Common Stock. As such, the Common Stock Warrants were not classified as liabilities under FASB ASC Topic 480, Distinguishing Liabilities from Equity. The Company then evaluated the Common Stock Warrants under FASB ASC Topic 815, Derivatives and Hedging.
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
The Private Placement Warrants were initially recognized as a liability on the Closing Date, at a fair value of $0.6 million. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Private Placement Warrants during the three months ended March 31, 2024 and 2023. The remeasurement of the Private Placement Warrant liability is classified within Change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo simulation value model:

	March 31, 2024	December 31, 2023
Market price of public stock	$3.11	$2.84
Exercise price	$11.50	$11.50
Expected term (years)	2.41	2.65
Expected share price volatility	87.0%	75.0%
Risk-free interest rate	4.51%	4.09%
Estimated dividend yield	0%	0%
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
See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Contingent Earnout Liability during the three months ended March 31, 2024 and 2023. The remeasurement of the Contingent Earnout Liability to a fair value of $42.5 million as of March 31, 2024 from a fair value of $37.9 million as of December 31, 2023, resulted in a non-cash loss of $4.6 million for the three months ended March 31, 2024 compared to a non-cash loss of $14.2 million for the three months ended March 31, 2023 related to the remeasurement of the Contingent Earnout Liability. The remeasurement of the Contingent Earnout Liability is classified within Change in fair value of Contingent Earnout Liability in the condensed consolidated statements of operations and comprehensive loss. The assumptions utilized in the calculations of fair value were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Assumptions used in the valuations are described below:

	March 31, 2024	December 31, 2023
Current stock price	$3.11	$2.84
Expected share price volatility	88.3%	86.7%
Risk-free interest rate	4.20%	3.88%
Estimated dividend yield	0%	0%
Expected term (years)	10.00	10.00
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
The 2021 Plan and ESPP provide that on January 1 of each year commencing January 1, 2022, the 2021 Plan and the ESPP reserve will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of the Company’s Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. The Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the 2021 Plan on either January 1, 2022 or January 1, 2023. The 2021 Plan share reserve automatically increased on January 1, 2024 by 5,183,686, which was equivalent to 5% of the number of shares of the Company’s Common Stock outstanding on December 31, 2023. Since the inception of the ESPP, the Company’s board of directors has determined that there would be no automatic increase in the number of shares reserved under the ESPP. As of March 31, 2024, 6,712,249 and 1,030,033 shares of Common Stock were available under the 2021 Plan and ESPP, respectively.
Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, no further awards will be granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise remain in effect pursuant to their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of March 31, 2024, 8,470,527, 3,393,700 and 18,063 shares of Common Stock remain reserved for outstanding options issued under the 2021 Plan, the 2015 Plan and the 2005 Plan, respectively. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any outstanding awards and any awards available for grant under the 2021 Plan.
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
The Company estimated the fair value of the stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2024	2023

Estimated dividend yield	0%	0%
Expected share price volatility	90.8%	88.6%
Risk-free interest rate	4.07%	3.58%
Expected term of options (in years)	6.25	6.25
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
The following table shows a summary of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Research and development	$746	$421
General and administrative	708	1,388
Total	$1,454	$1,809
As of March 31, 2024, unrecognized stock-based compensation cost for options was $16.5 million and is expected to be recognized over a weighted-average period of 3.0 years.
A summary of option activity under the Company’s stock option plans during the three months ended March 31, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2023	11,919,421	$4.64	8.3	$383
Granted	157,650	$3.37
Exercised	(625)	$3.07
Forfeited	(194,156)	$3.86
Options outstanding at March 31, 2024	11,882,290	$4.64	8.1	$1,968
Vested and exercisable, March 31, 2024	4,372,119	$7.09	5.9	$295
Vested and expected to vest, March 31, 2024	11,882,290	$4.64	8.1	$1,968
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of March 31, 2024. The Company’s effective federal and state tax rate for the three months ended March 31, 2024 and 2023 was 0%, primarily as a result of estimated net operating losses for the fiscal year to date offset by the increase in the valuation allowance against its deferred tax asset.
The Company did not record any income tax expense or benefit during the three months ended March 31, 2024 and 2023. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.

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
In December 2023, the Company filed a BLA with the FDA for urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated, and when autologous vein use is not feasible. Based on the achievement of this milestone under the Duke license agreement, the Company recorded license expense payable of $0.5 million in accounts payable in the Company’s condensed consolidated balance sheets as of December 31, 2023. The Company paid the license fee payable to Duke during the three months ended March 31, 2024. Payments to Duke under the license agreement were immaterial during the three months ended March 31, 2023.
Yale University
In August 2019, the Company entered into a license agreement with Yale University (“Yale”) that granted the Company a worldwide license to the patents related to the biovascular pancreas (“BVP”) product candidate (the “BVP License Agreement”). The license granted under the BVP License Agreement is exclusive in the field of engineered vascular tissues that deliver pancreatic islet cells to patients, except that it is subject to Yale’s non-exclusive right, on behalf of itself and all other non-profit academic institutions, to use the licensed products for research, teaching, and other non-commercial purposes. The Company has agreed to pay to Yale an annual maintenance fee, increasing between the first and fourth anniversaries of the BVP License Agreement up to a maximum of less than $0.1 million per year for this license.

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
In connection with its entry into the Tubular Prosthesis License Agreement, the Company paid Yale upfront cash fees. The Company has also agreed to pay Yale:
•annual maintenance fees, increasing annually until the fifth anniversary for the BVP License Agreement and until the fourth anniversary for the Tubular Prostheses License Agreement up to a maximum of less than $0.1 million per year;
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
The BVP License Agreement and Tubular Prosthesis License Agreement expire on a country-by-country basis on the date on which the last of the patents in such country expires, lapses or is declared invalid. Yale may terminate the BVP License Agreement and Tubular Prosthesis License Agreement if the Company fails to (i) provide written diligence reports, (ii) provide commercially reasonable diligence plans, (iii) implement the plans in accordance with the obligations under the agreements, or (iv) reach certain research and development milestones within the scheduled timeframe set forth in the agreements; however, any such termination right would be limited in scope to the country to which such failure relates. Yale may also terminate for the Company’s non-payment, uncured material breach, failure to obtain adequate insurance, bringing or assisting in bringing of a patent challenge against Yale, abandonment of the research and development of the Company’s products or insolvency. The Company may terminate the BVP License Agreement and Tubular Prosthesis License Agreement (i) on 90 days’ prior written notice to Yale, provided the Company is not in breach of the license agreements and has made all required payments to Yale thereunder and (ii) on written notice to Yale following an uncured material breach. With respect to the BVP License Agreement, the Company’s rights under the agreement will also terminate automatically with respect to a patent application or patent within the licensed patents in a specified country if, upon receipt of written notice from Yale, the Company does not agree to pay the patent filing, prosecution and maintenance fees incurred by Yale for such patent applications or patents in the specified country. Under certain circumstances, Yale may, at its option, convert the exclusive licenses to non-exclusive licenses if the Company declines to initiate certain infringement or interference proceedings with respect to the licensed patents. The Company has agreed to indemnify Yale against certain third-party claims. Payments to Yale under the BVP License Agreement and Tubular Prosthesis License Agreement were immaterial during the periods presented.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
JDRF Agreement
On April 1, 2023, the Company entered into an Industry Discovery and Development Partnership Agreement with JDRF International (“JDRF,” and such agreement, the “JDRF Agreement”) to further develop and perform preclinical testing of the BVP, a product candidate designed to deliver insulin-producing islets using the HAV as a means of treating patients with type 1 diabetes. According to the terms of the JDRF Agreement, JDRF will provide funding up to $0.8 million (“JDRF Award”) based on the achievement of certain research and development milestones related to the Company’s BVP. The JDRF Agreement refers to the total cumulative payments the Company has received from JDRF as of any point in time as the “Actual Award.”
The Company received the first milestone payment of $80 thousand in April 2023 upon execution of the JDRF Agreement. The Company determined that the JDRF Actual Award payments are to be classified as long-term debt under ASC 470, Debt in the condensed consolidated balance sheets. The JDRF liability related to the Actual Award payments is reported at amortized cost and is included in other long-term liabilities in the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the carrying value of the JDRF liability is $76 thousand and $69 thousand, respectively.
In accordance with the JDRF Agreement, the Company has agreed to pay JDRF:
•a one-time royalty in an amount equal to four times the Actual Award, to be paid in three equal installments following the first commercial sale of any product containing the Company’s technology identified in the JDRF Agreement;
•an additional royalty equal to the Actual Award at a specified payment date after net sales exceed $250 million; and
•in the event of a license, sale or transfer of the Company’s rights to the product’s technology identified in the JDRF Agreement or a change of control transaction, a payment equal to 10% of any license or purchase price payments received by the Company up to an amount equal to four times the Actual Award (the “Royalty Cap”), less any previous royalty payments paid towards the Royalty Cap (the “Disposition Payment”). The Disposition Payment was determined to meet the definition of an embedded derivative requiring bifurcation and is measured at fair value each reporting period with changes in fair value recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive loss, classified in change in fair value of derivative liabilities.
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
Agreement with Frenova Renal Research
In May 2022 and June 2023, the Company entered into three services agreements with Frenova Renal Research (“Frenova”), a subsidiary of Fresenius Medical Care, to conduct a study to review the outcomes of 178,575 adult patients who received in-center dialysis at Fresenius Kidney Care dialysis centers. There were no amounts expensed under the agreements with Frenova during the three months ended March 31, 2024 and 2023.
Arrangements with Yale University
The Company’s President and Chief Executive Officer, Laura Niklason M.D., PhD., serves as an Adjunct Professor in Anesthesia at Yale University. As of March 31, 2024 and December 31, 2023, the Company was a party to license agreements with Yale University as described in Note 11 — Commitments and Contingencies above. Amounts expensed in relation to the license agreements with Yale University were insignificant during the three months ended March 31, 2024 and 2023.

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
Unless the context indicates otherwise, references in this Quarterly Report to the “Company,” “Humacyte,” “we,” “us,” “our” and similar terms refer to Humacyte, Inc. (formerly known as Alpha Healthcare Acquisition Corp.) and its consolidated subsidiary (Humacyte Global, Inc.) following the Merger (defined below); references to “Legacy Humacyte” refer to Humacyte, Inc. prior to the Merger; and references to “AHAC” refer to Alpha Healthcare Acquisition Corp. prior to the Merger.
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
We are initially using our proprietary, scientific technology platform to engineer and manufacture HAVs. Our investigational HAVs are designed to be easily implanted into any patient without inducing a foreign body response or leading to immune rejection. We are developing a portfolio, or “cabinet”, of HAVs with varying diameters and lengths. The HAV cabinet would initially target the vascular repair, reconstruction and replacement market, including use in vascular trauma; arteriovenous (“AV”) access for hemodialysis and peripheral artery disease (“PAD”). We are also developing the HAV for coronary artery bypass grafting (“CABG”) and pediatric heart surgery. Over the longer term, we are developing our HAV for the delivery of cellular therapies, including pancreatic islet cell transplantation to treat Type 1 diabetes (our BioVascular Pancreas or “BVPTM”). We will continue to explore the application of our technology across a broad range of markets and indications, including the development of urinary conduit, trachea, esophagus and other novel cell delivery systems.
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
We and our collaborators are currently conducting Phase 3 and Phase 2 trials of our 6 millimeter HAV across three therapeutic indications: vascular trauma, AV access for hemodialysis, and PAD. We were granted Fast Track designation by the FDA for our 6 millimeter HAV for use in AV access for hemodialysis in 2014. We also received the first Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA, for the creation of vascular access for performing hemodialysis, in March 2017. In May 2023, we were granted the RMAT designation for the HAV for urgent arterial repair following extremity vascular trauma. In addition, in 2018 our HAV product candidate was assigned a priority designation by the Secretary of Defense under Public Law 115-92, enacted to expedite the FDA’s review of products that are intended to diagnose, treat or prevent serious or life-threatening conditions facing American military personnel. In

September 2023, we announced positive topline results from our V005 Phase 2/3 trial in vascular trauma, and in December 2023, we filed a BLA for urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated, and when autologous vein use is not feasible. In February 2024, the FDA accepted the BLA filing and granted priority review and set a Prescription Drug User Fee Act date of August 10, 2024.
In April 2023, we announced completion of enrollment of our V007 Phase 3 trial of the HAV for use in AV access for hemodialysis. Upon anticipated completion of our V007 Phase 3 trial in 2024, and dependent upon clinical results, we intend to submit a BLA supplement to the FDA for an indication in AV access for hemodialysis.
We have generated no product revenue and incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $569.2 million and $537.3 million, respectively, and working capital of $103.8 million and $64.8 million, respectively. Our operating losses were approximately $26.6 million and $22.5 million for the three months ended March 31, 2024 and 2023, respectively.
Net cash flows used in operating activities were $27.3 million and $18.6 million during the three months ended March 31, 2024 and 2023, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we advance our product candidates.
As of March 31, 2024, we had cash and cash equivalents of $115.5 million. We believe our cash and cash equivalents on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this assessment.
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
•commercialize the HAV via U.S. market launches for indications in vascular trauma and hemodialysis AV access;
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
To date, we have not generated revenue from the sale of any products. All of our revenue has been derived from government and other grants. From inception through March 31, 2024 we have been awarded grants, including grants from the California Institute of Regenerative Medicine (“CIRM”), the National Institutes of Health (“NIH”), and the Department of Defense, to support our development, production scaling and clinical trials of our product candidates. We may generate revenue in the future from government and other grants, payments from future license or collaboration agreements and, if any of our product candidates receive marketing approval, from product sales. We expect that any revenue we generate will fluctuate from quarter to quarter. If we fail to complete the development of, or obtain marketing approval for, our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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
The majority of our research and development resources are currently focused on our Phase 2 and 3 clinical trials for our 6 millimeter HAV and other work needed to obtain marketing approval for our 6 millimeter HAV for use for vascular repair, reconstruction and replacement, including indications in vascular trauma and AV access in hemodialysis in the United States. We have incurred and expect to continue to incur significant expenses in connection with these and our other clinical development efforts, including expenses related to regulatory filings, trial enrollment and conduct, data analysis, patient follow up and study report generation for our Phase 2 and Phase 3 clinical trials. We do not allocate all of our costs by each research and development program for which we are developing our cabinet of HAVs, as a significant amount of our development activities broadly support multiple programs that use our technology platform. We plan to further increase our research and development expenses for the foreseeable future as we continue the development of our proprietary scientific technology platform and our novel manufacturing paradigm.

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

Other Income (Expense), Net
Total other income (expense), net consists of (i) the change in fair value of the Contingent Earnout Liability that was accounted for as a liability as of the date of the Merger, and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents and short-term investments, (iii) interest expense incurred on the Purchase Agreement (defined above), finance leases, and our former loan agreement with SVB, during the periods each were outstanding, and (iv) the change in fair value of our derivative liabilities including the private placement Common Stock warrant liabilities related to the Private Placement Warrants, which we assumed in connection with the Merger; the contingent derivative liability related to the Purchase Agreement; a liability related to the Option Agreement; and the derivative liability related to our agreement with JDRF, all of which are subject to remeasurement to fair value at each balance sheet date resulting in a non-cash gain or loss.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	$	%
Revenue	$—	$—	$—	—%

Operating expenses:
Research and development	21,264	17,278	3,986	23%
General and administrative	5,314	5,234	80	2%
Total operating expenses	26,578	22,512	4,066	18%
Loss from operations	(26,578)	(22,512)	(4,066)	18%

Other income (expense), net
Interest income	1,031	1,475	(444)	(30)%
Change in fair value of Contingent Earnout Liability	(4,593)	(14,191)	9,598	(68)%
Interest expense	(1,816)	(1,699)	(117)	7%
Change in fair value of derivative liabilities	60	(42)	102	(243)%
Total other expense, net	(5,318)	(14,457)	9,139	(63)%
Net loss	$(31,896)	$(36,969)	$5,073	(14)%
Research and Development Expenses
The following table discloses the breakdown of research and development expenses:

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	$	%
External services	$3,398	$4,169	$(771)	(18)%
Materials and supplies	5,453	2,167	3,286	152%
Payroll and personnel expenses	9,161	7,649	1,512	20%
Other research and development expenses	3,252	3,293	(41)	(1)%
	$21,264	$17,278	$3,986	23%
Research and development expenses were $21.3 million for the three months ended March 31, 2024, representing an increase of $4.0 million, or 23%, from $17.3 million for the three months ended March 31, 2023. The increase was primarily driven by expenses incurred to support our expanded research and development initiatives, including increased product manufacturing and development and clinical development of the HAV for use in AV access for hemodialysis. Expense increases were primarily comprised of a $3.3 million increase in the purchase of materials and supplies and $1.5 million in additional payroll and personnel expenses, partially offset by a $0.8 million decrease in external services.

General and Administrative Expenses
General and administrative expenses were $5.3 million and $5.2 million for the three months ended March 31, 2024 and 2023, respectively. The slight increase in general and administrative expenses during this period of $0.1 million, or 2%, was primarily driven by a $0.4 million increase in professional fees and a $0.2 million increase in external services, partially offset by a $0.5 million decrease in payroll and personnel expenses and a $0.1 million decrease in other general and administrative expenses.
Total Other Income (Expense), net
Total other expense, net was $5.3 million for the three months ended March 31, 2024 compared to $14.5 million for the three months ended March 31, 2023. The decrease in net expense of $9.1 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily resulted from a $9.6 million reduction in the non-cash loss resulting from the remeasurement of the Contingent Earnout Liability during each period.
Liquidity and Capital Resources
Sources of Liquidity
We have historically financed our operations primarily through the sale of equity securities and convertible debt, including pursuant to the Offering, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities, the Purchase Agreement, and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $569.2 million and $537.3 million, respectively.
As of March 31, 2024 and December 31, 2023, we had working capital of $103.8 million and $64.8 million, respectively. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $115.5 million and $80.4 million, respectively. We believe our cash and cash equivalents will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business to our accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our assessment. As noted in Note 1, if we are not successful in executing a leasehold mortgage over our headquarters by June 7, 2024 and are required to fund a restricted account of $54.0 million or are required to repurchase the Revenue Interests, our available cash to fund operations going forward would be limited, and in such an event there could be substantial doubt about our ability to continue as a going concern as of the quarter ending June 30, 2024 unless we raise additional capital and/or obtain approval of the BLA, resulting in an assessment at that time that cash, additional funding commitments, and forecasted revenues are adequate to fund ongoing operations. We believe that our longer-term working capital, planned research and development, capital expenditures and other general corporate funding requirements may be satisfied through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the sections entitled “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report and our Annual Report. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition.
On May 12, 2023, we entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing in respect to the further development and commercialization of our HAV, to repay the Loan Agreement, and for other general corporate purposes. Pursuant to the Purchase Agreement and subject to customary closing conditions, the Purchasers have agreed to pay us an aggregate investment amount of up to $150.0 million. Under the terms of the Purchase Agreement, $40.0 million of the Investment Amount, less certain transaction expenses, was funded on May 12, 2023, which was used to repay in full and retire our indebtedness under the Loan Agreement, with the remaining proceeds funded to the Company. On March 11, 2024, $20.0 million of the Investment Amount was funded to the Company. See Note 6 — Revenue Interest Purchase Agreement to the condensed consolidated financial statements for additional details about this financing transaction.

On February 18, 2024, we agreed with the Purchasers and the Agent, to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for a leasehold mortgage over our headquarters. Giving effect to the extension and waiver, we were obligated to deliver by no later than April 30, 2024 (or such later date as the Agent may agree in its sole discretion), an executed leasehold mortgage (or alternative documentation satisfactory to the Agent in its sole discretion) over our headquarters. On May 8, 2024, we agreed with the Purchasers and the Agent to waive such breaches, for so long as, among other requirements, we (i) deliver by no later than June 7, 2024 a landlord’s consent and waiver with respect to the Company’s headquarters and (ii) funds no later than August 17, 2024 an account in an amount of $54.0 million, over which the Agent will have certain consent and other rights. To the extent we are able to deliver a leasehold mortgage over our headquarters by June 7, 2024, the preceding requirements will not apply. If we are not successful in meeting the Agent’s deadlines in executing either a leasehold mortgage or a landlord consent and waiver or if we are unable to fund the required amount, the Purchasers have the right to terminate the Purchase Agreement and to require Global to repurchase the Revenue Interests.
On February 29, 2024, we entered into the Underwriting Agreement in connection with the Offering. The net proceeds to us from the Offering were approximately $43.0 million, after deducting underwriting discounts and commissions and Offering expenses. The Offering closed on March 5, 2024.
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
As of March 31, 2024, we had non-cancellable purchase commitments of $23.0 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University, a distribution agreement with Fresenius Medical Care and our JDRF Agreement. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at March 31, 2024. For additional information regarding our agreement with Fresenius Medical Care, see Note 12 — Related Party Transactions to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report. For additional information regarding our agreements with Duke University, Yale University and JDRF, see Note 11 — Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Revenue Interest Purchase Agreement
On May 12, 2023, we entered into the Purchase Agreement and repaid in full all of the outstanding obligations under our Loan Agreement. Under the Purchase Agreement, as of March 31, 2024, we had $58.0 million recorded as a revenue interest liability on our condensed consolidated financial statements. For additional information regarding repayment, see Note 6 — Revenue Interest Purchase Agreement to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Leases
Our finance leases relate to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018 and is being leased through May 2033, and our operating lease relates to the land lease associated with our headquarters. Our future contractual obligations under our lease agreements as of March 31, 2024 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$24,532	$4,135	$8,524	$4,396	$7,477
Operating lease	863	105	210	210	338

ATM Facility
On September 1, 2022, we entered into an agreement for the sale from time to time up to $80.0 million of shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). As of March 31, 2024, we have not conducted any sales of Common Stock under the ATM Facility.
Future Funding Requirements
We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue clinical development of our 6 millimeter HAV for use in vascular trauma and hemodialysis AV access and submit a BLA for FDA approval of an indication in hemodialysis AV access, (ii) if marketing approval is obtained, to launch and commercialize our HAVs for hemodialysis AV access and vascular repair in the U.S. market, including subsequent launches in key international markets, (iii) advance our pipeline in major markets, including PAD Phase 3 trials and continue preclinical development and advance to planned clinical studies in CABG and BVP for diabetes, and (iv) scale out our manufacturing facility as required to satisfy potential demand if our HAVs receive marketing approval. We will need additional funding in connection with these activities.
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
Cash Flows
The following table shows a summary of our cash flows for each of the periods shown below:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net loss	$(31,896)	$(36,969)
Non-cash adjustments to reconcile net loss to net cash used in operating activities(1):	9,209	18,487
Changes in operating assets and liabilities:	(4,660)	(159)
Net cash used in operating activities	(27,347)	(18,641)
Net cash used in investing activities	(391)	(1,152)
Net cash provided by (used in) financing activities	62,795	(409)
Net increase (decrease) in cash, cash equivalents and restricted cash	$35,057	$(20,202)
Cash, cash equivalents and restricted cash at the beginning of the period	$80,801	$149,772
Cash, cash equivalents and restricted cash at the end of the period	$115,858	$129,570
___________________________
(1) Includes depreciation, amortization related to our leases and our debt discount, stock-based compensation expense, non-cash interest expense related to our revenue interest liability and our JDRF Award liability, and the changes in fair value of our Contingent Earnout Liability and our derivative liabilities.
Cash Flow from Operating Activities
The increase in net cash used in operating activities from the three months ended March 31, 2023 to the three months ended March 31, 2024 was primarily due to increased spending on pre-clinical, clinical and pre-commercial activities as well as payroll and personnel expenses, expansion of clinical development of the HAV for use in AV access, and preparation for the planned commercial launch of the HAV for an indication in vascular trauma.
Cash Flow from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 and March 31, 2023 consisted of purchases of property and equipment.
Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 consisted primarily of $43.4 million of net proceeds from our Offering and $20.0 million of proceeds from the Purchase Agreement. Net cash used in financing activities for the three months ended March 31, 2023 consisted primarily of principal payments of our finance leases.
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
An accounting estimate or assumption is considered critical if both (a) the nature of the estimate or assumption involves a significant level of estimation uncertainty, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our financial condition. There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022, included in our Annual Report.
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
As of March 31, 2024, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company currently is not aware of any legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
Item 1A. Risk Factors
Our risk factors are disclosed in Part I, Item 1A of our Annual Report. There have been no material changes during the three months ended March 31, 2024 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Purchase Agreement Update
On May 12, 2023, Humacyte, Inc. and Global entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing with respect to the further development and commercialization of the Company’s HAV, to repay the Company’s then-existing credit facility with SVB, and for other general corporate purposes. As of March 31, 2024, $58.0 million was recorded as a revenue interest liability on the condensed consolidated balance sheet of the Company.
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. On February 18, 2024, the Company agreed with the Purchasers and the Agent, to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for a leasehold mortgage over the Company’s headquarters. Giving effect to the extension and waiver, the Company was obligated to deliver by no later than April 30, 2024 (or such later date as the Agent may agree in its sole discretion), an executed leasehold mortgage (or alternative documentation satisfactory to the Agent in its sole discretion) over the Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers and the Agent to waive such breaches, for so long as, among other requirements, the Company (i) delivers by no later than June 7, 2024 a landlord’s consent and waiver with respect to the Company’s headquarters and (ii) funds no later than August 17, 2024 an account in an amount of $54.0 million, over which the Agent will have certain consent and other rights. To the extent the Company is able to deliver a leasehold mortgage over its headquarters by June 7, 2024, the preceding requirements will not apply. If the Company is not successful in meeting the Agent’s deadlines in executing either a leasehold mortgage or a landlord consent and waiver or if the Company is unable to fund the required amount, the Purchasers have the right to terminate the Purchase Agreement and to require Global to repurchase the Revenue Interests.

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

101*
The following materials from Humacyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Notes to Condensed Consolidated Financial Statements (unaudited), and (vi) Cover Page.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 13th day of May, 2024.

HUMACYTE, INC.
Date: May 13, 2024	By:	/s/ Laura E. Niklason, M.D., Ph.D.
		Name:	Laura E. Niklason, M.D., Ph.D.
		Title:	President and Chief Executive Officer

	By:	/s/ Dale A. Sander
		Name:	Dale A. Sander
		Title:	Chief Financial Officer, Chief Corporate Development Officer and Treasurer