Form 10-Q
period 2024-06-30
Humacyte, Inc.
filed 2024-08-13
CIK 1818382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, 119,351,122 shares of common stock, par value $0.0001, were issued and outstanding.

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
Forward-looking statements may include, for example, statements about:
•the outcome of the United States (“U.S.”) Food and Drug Administration (“FDA”) review of our Biologics License Application (“BLA”) seeking approval of our bioengineered human acellular vessels (Acellular Tissue Engineered Vessel or “ATEVTM”, formerly referred to as the “Human Acellular Vessel” or “HAV”) in urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated and autologous vein graft is not feasible;
•our plans and ability to execute product development, process development and preclinical development efforts successfully and on our anticipated timelines;
•our plans, anticipated timeline and ability to file applications for, and obtain marketing approvals from, the U.S. FDA and other regulatory authorities, including the European Medicines Agency, for our ATEV and other product candidates;
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
•the characteristics and performance of our ATEVs;
•our plans and ability to commercialize our ATEVs and other product candidates, if approved by regulatory authorities;
•the degree of market acceptance of ATEVs, if approved by regulatory authorities, and the availability of third-party coverage and reimbursement;
•our ability to manufacture ATEVs and other product candidates in sufficient quantities to satisfy our clinical trial and commercial needs, if approved by regulatory authorities;
•our expectations regarding our strategic partnership with Fresenius Medical Care Holdings, Inc. (“Fresenius Medical Care”) to sell, market and distribute our 6 millimeter ATEV for certain specified indications and in specified markets, if approved by regulatory authorities;
•the expected size of the target populations for our product candidates;
•the anticipated benefits of our ATEVs relative to existing alternatives;
•our assessment of the competitive landscape;
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
•our estimates regarding how long our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, capital expenditures and debt service obligations;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Humacyte, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands except for share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$93,563	$80,448
Prepaid expenses and other current assets	2,547	2,830
Total current assets	96,110	83,278

Property and equipment, net	24,820	26,791
Finance lease right-of-use assets, net	16,536	17,313
Other long-term assets	815	841
Total assets	$138,281	$128,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,005	$6,490
Accrued expenses	8,950	9,340
Finance lease obligation, current portion	2,746	2,560
Operating lease obligation, current portion	56	53
Total current liabilities	17,757	18,443

Contingent Earnout Liability	68,080	37,916
Revenue interest liability	60,078	38,600
Finance lease obligation, net of current portion	15,123	16,293
Contingent derivative liability	4,266	2,636
Other long-term liabilities	1,264	789
Total liabilities	166,568	114,677

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of June 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 119,347,688 and 103,673,728 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	12	10
Additional paid-in capital	597,574	550,850
Accumulated deficit	(625,873)	(537,314)
Total stockholders’ equity	(28,287)	13,546
Total liabilities and stockholders’ equity	$138,281	$128,223
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands except for share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	23,753	20,540	45,017	37,818
General and administrative	5,746	6,191	11,060	11,425
Total operating expenses	29,499	26,731	56,077	49,243
Loss from operations	(29,499)	(26,731)	(56,077)	(49,243)

Other income (expense), net:
Interest income	1,310	1,479	2,341	2,954
Change in fair value of Contingent Earnout Liability	(25,571)	3,627	(30,164)	(10,564)
Interest expense	(2,515)	(1,710)	(4,331)	(3,409)
Change in fair value of derivative liabilities	(388)	(57)	(328)	(99)
Employee retention credit	—	3,107	—	3,107
Loss on extinguishment of debt	—	(2,421)	—	(2,421)
Total other income (expense), net	(27,164)	4,025	(32,482)	(10,432)
Net loss and comprehensive loss	$(56,663)	$(22,706)	$(88,559)	$(59,675)

Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.22)	$(0.78)	$(0.58)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	119,174,681	103,361,501	113,710,344	103,312,785
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in thousands except for share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	103,673,728	$10	$550,850	$(537,314)	$13,546
Issuance of stock in public offering, net of issuance costs	15,410,000	2	43,044	—	43,046
Proceeds from the exercise of stock options	625	—	2	—	2
Stock-based compensation	—	—	1,454	—	1,454
Net loss	—	—	—	(31,896)	(31,896)
Balance as of March 31, 2024	119,084,353	$12	$595,350	$(569,210)	$26,152
Proceeds from the exercise of stock options	263,335	—	787	—	787
Stock-based compensation	—	—	1,437	—	1,437
Net loss	—	—	—	(56,663)	(56,663)
Balance as of June 30, 2024	119,347,688	$12	$597,574	$(625,873)	$(28,287)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	103,229,013	$10	$543,456	$(426,538)	$116,928
Proceeds from the exercise of stock options	100,158	—	119	—	119
Stock-based compensation	—	—	1,809	—	1,809
Net loss	—	—	—	(36,969)	(36,969)
Balance as of March 31, 2023	103,329,171	$10	$545,384	$(463,507)	$81,887
Proceeds from the exercise of stock options	79,077	—	95	—	95
Stock-based compensation	—	—	1,841	—	1,841
Net income	—	—	—	(22,706)	(22,706)
Balance as of June 30, 2023	103,408,248	$10	$547,320	$(486,213)	$61,117

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(88,559)	$(59,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,530	3,026
Stock-based compensation expense	2,891	3,650
Change in fair value of Contingent Earnout Liability	30,164	10,564
Non-cash interest expense	3,544	737
Change in fair value of derivative liabilities	328	99
Loss on extinguishment of debt	—	2,421
Loss on disposal of property and equipment	—	9
Amortization expense	1,040	1,030
Non-cash operating lease costs	26	24
Amortization of SVB debt discount	—	482
Changes in operating assets and liabilities:
Accounts receivable	—	31
Prepaid expenses and other current assets	283	(3,660)
Accounts payable	(638)	766
Accrued expenses	(221)	(724)
Operating lease obligation	(26)	(24)
Net cash used in operating activities	(48,638)	(41,244)

Cash flows from investing activities
Proceeds from maturity of short-term investments (certificates of deposit)	—	2,107
Purchase of property and equipment	(575)	(1,637)
Net cash (used in) provided by investing activities	(575)	470

Cash flows from financing activities
Proceeds from issuance of stock in public offering, net of underwriting fees	43,396	—
Payments of costs related to public offering	(350)	—
Proceeds from revenue interest purchase agreement, net of issuance costs	20,000	39,377
Payments of transaction costs related to revenue interest purchase agreement	(500)	(1,164)
Proceeds from the exercise of stock options	789	214
Proceeds from JDRF Agreement	240	80
Payments of finance lease principal	(1,247)	(1,091)
Principal payments on SVB loan	—	(31,500)
Payments for debt prepayment and extinguishment costs	—	(310)
Net cash provided by financing activities	62,328	5,606

Net increase (decrease) in cash, cash equivalents and restricted cash	13,115	(35,168)
Cash, cash equivalents and restricted cash at the beginning of the period	80,801	149,772
Cash, cash equivalents and restricted cash at the end of the period	$93,916	$114,604

Supplemental disclosure:
Cash paid for interest on SVB loan	$—	$1,613

Supplemental disclosure of noncash activities:
Debt discount from embedded contingent derivative liability	$1,552	$2,354
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
Liquidity and Going Concern
Since its inception in 2004, the Company has generated no product revenue and has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the Reverse Recapitalization, borrowings under loan facilities, proceeds from a revenue interest purchase agreement and, to a lesser extent, through governmental and other grants. At June 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $625.9 million and $537.3 million, respectively. The Company’s operating losses were $56.1 million and $49.2 million for the six months ended June 30, 2024 and 2023, respectively. Net cash flows used in operating activities were $48.6 million and $41.2 million during the six months ended June 30, 2024 and 2023, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. On August 9, 2024, the FDA informed the Company that the FDA required additional time to complete its review of the Company’s BLA for the ATEV in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible. The Company will have an additional $40.0 million available for draw under the Purchase Agreement upon BLA approval, when and if received from the FDA. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.
As further disclosed in Note 6, on May 12, 2023, Humacyte, Inc. and Global entered into a Revenue Interest Purchase Agreement (the “Purchase Agreement”) with two purchasers, both affiliates of Oberland Capital Management LLC (the “Purchasers”), and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing with respect to the further development and commercialization of the Company’s ATEV, to repay the Company’s then-existing credit facility with SVB, and for other general corporate purposes. As of June 30, 2024, $60.1 million was recorded as a revenue interest liability on the condensed consolidated balance sheet.
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. On February 18, 2024, the Company reached an agreement with the Purchasers and the Agent to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for the Company to deliver a leasehold mortgage in favor of the Agent over the

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers to amend the Purchase Agreement to remove requirements related to the leasehold mortgage. In exchange for removing this requirement, the Company agreed to fund, no later than August 17, 2024, an account in the amount of $54.0 million over which the Agent will have certain consent and other rights to $50.0 million of the funds. As of the date of this filing, the Company has not funded the required amount but intends to do so prior to the August 17, 2024 deadline. If the Company does not fund the required amount by August 17, 2024, the Purchasers have the right to terminate the Purchase Agreement and to require Global to repurchase the Revenue Interests. See Note 6 for further information.
The Company is required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for at least one year from the issuance date of its financial statements. As of June 30, 2024, the Company had cash and cash equivalents of $93.6 million. As noted above, by August 17, 2024, the Company is required to fund the restricted cash account, in accordance with the amended Purchase Agreement, of which $50.0 million will not be subject to the Company’s unilateral control. Based on current plans and assumptions, which exclude this $50.0 million of cash and the potential approval of the BLA from its forecasted liquidity, the Company will not have sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements if the Company is unable to achieve approval of the ATEV and generate sufficient cash flows from commercial sales on a timely basis and/or obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company will, over the course of the next year, require additional financing to continue its operations. Adequate additional capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise sufficient capital when required, the Company may be required to reduce or discontinue its operations, sell assets, or cease all operations. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024 and its results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other period. The December 31, 2023 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.
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
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation as of June 30, 2024 and December 31, 2023. As of both June 30, 2024 and December 31, 2023, the Company had cash equivalents held in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies.
Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. As of both June 30, 2024 and December 31, 2023, restricted cash consisted of $0.2 million in funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of the Company’s headquarters lease, and $0.1 million in cash balances held as collateral for the Company’s employee credit card program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows as of June 30, 2024 and December 31, 2023.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

($ in thousands)	June 30, 2024	December 31, 2023

Cash and cash equivalents	$93,563	$80,448
Restricted cash included in prepaid expenses and other current assets	144	144
Restricted cash included in other long-term assets	209	209
Total cash, cash equivalents and restricted cash	$93,916	$80,801
Employee Retention Credit
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided refundable employee retention credits, which could be used to offset payroll tax liabilities. Under the provisions of the extension of the CARES Act, the Company qualified for the employee retention credit for the first three quarters of 2021, and the Company applied for the credit in February 2023. As there is no authoritative guidance under U.S. GAAP for accounting for grants to for-profit business entities, the Company accounted for the grant by applying Accounting Standards Codification (“ASC”) 450, Contingencies. The Company received an employee retention credit of $3.1 million in July 2023, and recognized the credit as a component of other income (expense), net on the condensed consolidated statement of operations and comprehensive loss during the three and six months ended June 30, 2023 after the Company received notices from the Internal Revenue Service specifying the amount of the credit receivable, and all uncertainties were resolved regarding receipt of the credit.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of potentially dilutive shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”). Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. As the Company has incurred losses for the three and six months ended June 30, 2024 and 2023, basic and diluted net loss per share is the same for each period.
The following potential shares of Common Stock were excluded from the computation of diluted net loss per share for each period because including them would have had an antidilutive effect.

	Three and Six Months Ended June 30,
	2024	2023

Exercise of options under stock plan	12,521,655	7,263,434
Warrants to purchase Common Stock	5,588,506	5,588,506
The 15,000,000 Contingent Earnout Shares, as defined in Note 8, are excluded from the anti-dilutive table for all periods presented, as such shares are contingently issuable until the share price of the Company exceeds specified thresholds that have not yet been achieved, or upon the occurrence of a change in control. The Option Agreement, as defined in Note 6 — Revenue Interest Purchase Agreement, is excluded from the anti-dilutive table for all periods presented based on the Company’s assumption that the Option Agreement will not be exercised unless the Company’s stock price exceeds $7.50 per share, the minimum purchase price under the Option Agreement.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, the success of clinical trials and other studies for its product candidates, including its ongoing V007 and V012 Phase 3 clinical trials, the regulatory approval and commercialization of its ATEVs and other product candidates, the expected size of the target populations for the Company’s product candidates, the degree of market acceptance of the ATEVs, if approved, the availability of third-party coverage and reimbursement, development by competitors of new technological innovations, the ability to manufacture ATEVs and other product candidates in sufficient quantities, expectations regarding the Company’s strategic partnerships, dependence on third parties, key personnel and the ability to attract and retain qualified employees, protection of proprietary technology and confidentiality of trade secrets, compliance with governmental regulations, the Company’s implementation and maintenance of effective internal controls, and the ability to secure additional capital to fund operations and the commercial success of its product candidates.
Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s commercialization efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales, and the Company may depend on certain strategic relationships to distribute its products, including the Company’s strategic partnership with Fresenius Medical Care, to sell, market and distribute its 6 millimeter ATEV for certain specified indications outside the United States.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying values of cash, prepaid expenses and other current assets, accounts payable and accrued expenses as of June 30, 2024 and December 31, 2023 approximated their fair values due to the short-term nature of these items.
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
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

($ in thousands)	Fair Value Measured as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$91,748	$—	$—	$91,748
Total financial assets	$91,748	$—	$—	$91,748
Liabilities:
Contingent Earnout Liability	$—	$—	$68,080	$68,080
Contingent derivative liability	—	—	4,266	4,266
Private Placement Warrants liability	—	—	285	285
Option Agreement liability	—	—	75	75
JDRF Agreement derivative liability	—	—	126	126
Total financial liabilities	$—	$—	$72,832	$72,832

($ in thousands)	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$78,995	$—	$—	$78,995
Total financial assets	$78,995	$—	$—	$78,995
Liabilities:
Contingent Earnout Liability	$—	$—	$37,916	$37,916
Contingent derivative liability	—	—	2,636	2,636
Private Placement Warrants liability	—	—	78	78
Option Agreement liability	—	—	35	35
JDRF Agreement derivative liability	—	—	28	28
Total financial liabilities	$—	$—	$40,693	$40,693

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Contingent Earnout Liability
The following table presents a summary of the changes in the fair value of the Contingent Earnout Liability:

($ in thousands)	Contingent Earnout Liability
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Fair value as of beginning of period	$(42,509)	$(42,084)	$(37,916)	$(27,893)
Change in fair value included in other income (expense), net	(25,571)	3,627	(30,164)	(10,564)
Fair value as of end of period	$(68,080)	$(38,457)	$(68,080)	$(38,457)
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
Private Placement Warrants Liability
The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability:

	Private Placement Warrants
	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023

Fair value as of beginning of period	$(121)	$(122)	$(78)	$(80)
Change in fair value included in other income (expense), net	(164)	(36)	(207)	(78)
Fair value as of end of period	$(285)	$(158)	$(285)	$(158)
In determining the fair value of the Private Placement Warrants liability, the Company used the Monte Carlo simulation valuation model to estimate the fair value utilizing assumptions including the current Company stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 8 — Stockholders’ Equity).

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As of June 30, 2024, the discount rates used to calculate the value of the contingent derivative liability were 14.1% to calculate the present-value of the revenue forecast and 17.9% to calculate the present-value of the payoff of the Put Option. As of December 31, 2023, the discount rates used to calculate the value of the contingent derivative liability were 14.5% to calculate the present-value of the revenue forecast and 17.1% to calculate the present-value of the payoff of the Put Option. Changes in fair value of the contingent derivative liability are recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive loss, classified in change in fair value of derivative liabilities.
The following table presents a summary of the changes in the fair value of the contingent derivative liability, which is classified as a Level 3 financial instrument.

	Contingent Derivative Liability
	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023

Fair value as of beginning of period	$(4,079)	$—	$(2,636)	$—
Fair value of embedded derivative upon issuance of debt	—	(2,354)	(1,552)	(2,354)
Change in fair value included in other income (expense), net	(187)	(38)	(78)	(38)
Fair value as of end of period	$(4,266)	$(2,392)	$(4,266)	$(2,392)

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

($ in thousands)	June 30, 2024	December 31, 2023

Scientific and manufacturing equipment	$28,552	$28,400
Computer equipment	125	125
Software	1,032	682
Furniture and fixtures	1,066	1,066
Leasehold improvements	27,858	27,844
Construction in progress	43	—
	58,676	58,117
Accumulated depreciation	(33,856)	(31,326)
Property and equipment, net	$24,820	$26,791
Depreciation expense totaled $1.3 million and $2.5 million for the three and six months ended June 30, 2024, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2023, respectively. All long-lived assets are maintained in the United States.
5. Accrued Expenses
Accrued expenses consisted of the following:

($ in thousands)	June 30, 2024	December 31, 2023

Accrued external research, development and manufacturing costs	$4,288	$3,845
Accrued employee compensation and benefits	3,997	5,238
Accrued professional fees	665	257
Total	$8,950	$9,340
6. Revenue Interest Purchase Agreement
Revenue Interest Purchase Agreement
On May 12, 2023, Humacyte, Inc. and Global entered into the Purchase Agreement with the Purchasers, and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing with respect to the further development and commercialization of the Company’s ATEV, to repay the Company’s then-existing credit facility with SVB, and for other general corporate purposes. Pursuant to the Purchase Agreement, on May 12, 2023, the Purchasers purchased certain revenue interests (the “Revenue Interests”) from Global in exchange for an aggregate investment amount of up to $150.0 million (the “Investment Amount”) to be paid in multiple tranches. On May 12, 2023, the Company received an initial payment of $40.0 million, less certain transaction expenses, which was used to repay in full the Company’s then-existing obligations under the Loan Agreement with SVB, as defined in Note 7 — Debt. In February 2024, the FDA accepted the Company’s BLA for an indication in vascular trauma, and in accordance with the Purchase Agreement, on March 11, 2024, the Company received a subsequent installment of $20.0 million.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2024, the Company is entitled to receive up to approximately $90.0 million in subsequent installments subject to the terms and conditions set forth in the Purchase Agreement, as follows: (i) $40.0 million, at the Company’s option, upon the Company receiving FDA approval of the ATEV for the vascular trauma indication on or prior to December 31, 2024 and (ii) $50.0 million, at the Company’s option, upon reaching $35.0 million trailing worldwide three-month net sales any time prior to December 31, 2025. Each tranche is dependent on the satisfaction of the conditions and receipt of funds from the previous tranche.
Pursuant to the Purchase Agreement, the Revenue Interests entitle the Purchasers to receive a royalty initially equal to 7.5% (the “Rate”) of global net sales of the Company’s products (subject to a lower rate for net sales by specified licensees outside the United States), to be paid on a calendar quarterly basis (the “Revenue Interest Payments”).
If the Purchasers do not receive cumulative Revenue Interest Payments equal to 100% of the amount funded to date (the “Cumulative Purchaser Payments”) by the last business day of 2028 (the “Test Date”), the Rate will increase to a rate that, had such increased rate applied during the period from May 12, 2023 through the Test Date, would have provided the Purchasers with cumulative Revenue Interest Payments equal to the Cumulative Purchaser Payments as of the Test Date. Additionally, Global will be required to pay the Purchasers an amount equal to 100% of the Cumulative Purchaser Payments as of the Test Date less the total Revenue Interest Payments made by Global to the Purchasers under the Purchase Agreement as of the Test Date. Global’s obligation to make Revenue Interest Payments terminates on the date on which the Purchasers have received Revenue Interest Payments of 150% of the Cumulative Purchaser Payments unless the Purchase Agreement is terminated earlier due to the Purchaser’s exercise of a Put Option, the Company’s exercise of a call option, or by mutual consent. However, if the Purchasers have not received such Revenue Interest Payments as of the Test Date, the Purchase Agreement will instead terminate on the date on which the Purchasers receive Revenue Interest Payments of 195% of the Cumulative Purchaser Payments.
Under the Purchase Agreement, Global has an option (the “Call Option”) to repurchase the Revenue Interests and terminate the Purchase Agreement at any time upon advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the Purchase Agreement and to require Global to repurchase the Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect or a change of control. If (i) the Put Option is exercised by May 12, 2026, or (ii) the Call Option is exercised on or prior to May 12, 2026, then in each case, the required repurchase price will be 175% of the Cumulative Purchaser Payments (minus the aggregate Revenue Interest Payments Global has made to the Purchasers as of such date). If a Put Option or Call Option is exercised after May 12, 2026, the required repurchase price will be 195% of the Cumulative Purchaser Payments (minus the aggregate Revenue Interest Payments Global has made to the Purchasers as of such date).
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. On February 18, 2024, the Company reached an agreement with the Purchasers and the Agent to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for the Company to deliver a leasehold mortgage in favor of the Agent over the Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers to amend the Purchase Agreement, the effect of which is to remove requirements related to the leasehold mortgage. In exchange for the removal of these requirements, the Company committed to funding an account in an amount of $54.0 million by August 17, 2024, over which the Agent will have certain consent and other rights to $50.0 million of the funds.
The Company has provided a parent company guaranty to guarantee the payment in full of the obligations under the Purchase Agreement. The Company’s obligations under the parent company guaranty and Global’s obligations under the Purchase Agreement and the Revenue Interests are secured by a perfected security interest on substantially all of the Company’s and Global’s assets.
The Purchase Agreement is considered a sale of future revenues and accounted for as long-term debt recorded at amortized cost using the interest method.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company recorded a revenue interest liability related to the Purchase Agreement on the accompanying condensed consolidated balance sheet on the date the Company entered into the Purchase Agreement, net of a debt discount comprised of $2.1 million issuance costs and transaction costs, $0.1 million fair value allocated to the Option Agreement, defined below, and the $2.4 million initial fair value of the bifurcated contingent derivative liability related to the Put Option. The revenue interest liability is based on the Company’s contractual repayment obligation to the Purchasers, based on the current estimates of future revenues, over the life of the Purchase Agreement. The Company imputes interest expense associated with this liability using the interest method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level and expected timing of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts. If the level and timing of any forecasted net sales and related payments change, the Company prospectively adjusts the effective interest and the related amortization of the liability and related issuance costs on a quarterly basis.
As of June 30, 2024 and December 31, 2023, $60.1 million and $38.6 million, respectively, was recorded as a revenue interest liability. The estimated effective annual interest rate as of June 30, 2024 and December 31, 2023 was 14.6% and 14.1%, respectively. The Company recorded $2.1 million and $3.5 million in interest expense related to the Purchase Agreement for the three and six months ended June 30, 2024, respectively, and recorded $0.7 million in interest expense related to the Purchase Agreement for each of the three and six month periods ended June 30, 2023. The Company incurred and paid $0.5 million of transaction costs during the six months ended June 30, 2024 in connection with the Purchase Agreement. The transaction costs were capitalized to debt discount and are being amortized to interest expense over the estimated term of the debt, consistent with the issuance and transaction costs incurred in 2023 discussed above.
The Put Option under the Purchase Agreement that is exercisable by the Purchasers upon certain contingent events was determined to be an embedded derivative requiring bifurcation and separately accounted for as a single compound derivative instrument. At May 12, 2023, the Company recorded the initial fair value of the derivative liability of $2.4 million as a debt discount. On March 11, 2024, upon the issuance of the second installment of the Purchase Agreement of $20.0 million, the Company estimated the fair value of the embedded derivative and recorded a $1.6 million increase in fair value as a debt discount. The debt discount is being amortized to interest expense over the expected term of the debt using the interest method. See Note 3 — Fair Value Measurements for a further discussion of the fair value of the contingent derivative liability associated with the Put Option.
Revenue Interest Payments made as a result of the Company’s net product sales will reduce the revenue interest liability. During the three and six months ended June 30, 2024 and 2023, the Company did not record any product sales revenue.
The following table summarizes the revenue interest liability activity during the three and six months ended June 30, 2024:

($ in thousands)
Revenue interest liability at December 31, 2023	$38,600
Proceeds from revenue interest purchase agreement	20,000
Debt discount from embedded contingent derivative liability	(1,552)
Interest expense recognized	1,411
Transaction costs accrued at March 31, 2024	(500)	(1)
Revenue interest liability at March 31, 2024	$57,959
Interest expense recognized	2,119
Revenue interest liability at June 30, 2024	$60,078
__________________________
(1)These transaction costs were paid during the three months ended June 30, 2024.

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
The Option granted to the Holders represents a freestanding instrument separate from the purchaser commitments outlined in the Purchase Agreement. The Option Agreement does not qualify for the equity contract scope exception under ASC 815-40 and the Company recorded the Option as a liability (“Option Agreement liability”) on the condensed consolidated balance sheet at an initial fair value of $55 thousand, with subsequent changes in the fair value to be recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date. The fair value of the Option Agreement liability as of June 30, 2024 and December 31, 2023 was $75 thousand and $35 thousand, respectively.
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
In connection with the termination of the Loan Agreement, the Company paid a prepayment premium of $0.3 million and recorded a loss on extinguishment of debt of $2.4 million during the three and six months ended June 30, 2023 in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
8. Stockholders’ Equity
Common Stock
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
As of June 30, 2024, the Company’s Second Amended and Restated Certificate of Incorporation authorized the Company to issue 250,000,000 shares of Common Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares then outstanding or reserved for issuance) by the affirmative vote of the holders of a majority in interest of the Common Stock.
The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through June 30, 2024, no dividends have been declared. The Purchase Agreement limits the Company’s ability to pay cash dividends to the holders of Common Stock.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2024, the Company had reserved Common Stock for future issuances as follows:

	June 30, 2024
Common stock reserved for Contingent Earnout Shares	15,000,000
Common stock reserved for Option Agreement	1,333,334	(1)
Exercise of options outstanding under stock plans	12,521,655
Options available for issuance under stock plans	5,809,549
Shares available for grant under ESPP	1,030,033
Warrants to purchase Common Stock	5,588,506
	41,283,077
___________________________
(1)Assumes the exercise of the entire Option as provided for in the Option Agreement at the minimum purchase price of $7.50 per share.
Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certificate of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 20,000,000 shares designated as preferred stock and none were outstanding as of June 30, 2024 and December 31, 2023.
Warrants
The Company had the following Common Stock warrants outstanding as of June 30, 2024 and December 31, 2023:

Common Stock Warrants Outstanding

Legacy Humacyte Common Stock Warrants	411,006
Private Placement Warrants	177,500
Public Warrants	5,000,000
Total Common Stock Warrants	5,588,506
In connection with the Company’s Loan Agreement, in 2021 the Company granted warrants to the lenders to purchase 411,006 shares of Common Stock at an exercise price of $10.28 per share (such warrants, “Legacy Humacyte Common Stock Warrants”). The Company recognized the fair value of the warrants within stockholders’ equity using a Black-Scholes valuation model, as the settlement of the warrants is indexed to the Common Stock. There were no issuances, exercises or expirations of warrants during the six months ended June 30, 2024 or June 30, 2023.
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
The Private Placement Warrants were initially recognized as a liability on the Closing Date, at a fair value of $0.6 million. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Private Placement Warrants during the three and six months ended June 30, 2024 and 2023. The remeasurement of the Private Placement Warrant liability to a fair value of $0.3 million as of June 30, 2024 from $0.1 million as of December 31, 2023 resulted in non-cash losses of $0.2 million for each of the three and six months ended June 30, 2024, compared to non-cash losses of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively. The remeasurement of the Private Placement Warrant liability is classified within Change in fair value of derivative liabilities in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo simulation value model:

	June 30, 2024	December 31, 2023
Market price of public stock	$4.80	$2.84
Exercise price	$11.50	$11.50
Expected term (years)	2.16	2.65
Expected share price volatility	96.0%	75.0%
Risk-free interest rate	4.68%	4.09%
Estimated dividend yield	0%	0%

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
See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Contingent Earnout Liability during the three and six months ended June 30, 2024 and 2023. The remeasurement of the Contingent Earnout Liability to a fair value of $68.1 million as of June 30, 2024 from a fair value of $37.9 million as of December 31, 2023, resulted in non-cash losses of $25.6 million and $30.2 million for the three and six months ended June 30, 2024, respectively, compared to a non-cash gain of $3.6 million and a non-cash loss of $10.6 million for the three and six months ended June 30, 2023, respectively, related to the remeasurement of the Contingent Earnout Liability. The remeasurement of the Contingent Earnout Liability is classified within Change in fair value of Contingent Earnout Liability in the condensed consolidated statements of operations and comprehensive loss. The assumptions utilized in the calculations of fair value were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield.
Assumptions used in the valuations are described below:

	June 30, 2024	December 31, 2023
Current stock price	$4.80	$2.84
Expected share price volatility	88.6%	86.7%
Risk-free interest rate	4.36%	3.88%
Estimated dividend yield	0%	0%
Expected term (years)	10.00	10.00
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The 2021 Plan and ESPP provide that on January 1 of each year commencing January 1, 2022, the 2021 Plan and the ESPP reserve will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of the Company’s Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. The Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the 2021 Plan on either January 1, 2022 or January 1, 2023. The 2021 Plan share reserve automatically increased on January 1, 2024 by 5,183,686, which was equivalent to 5% of the number of shares of the Company’s Common Stock outstanding on December 31, 2023. Since the inception of the ESPP, the Company’s board of directors has determined that there would be no automatic increase in the number of shares reserved under the ESPP. As of June 30, 2024, 5,809,549 and 1,030,033 shares of Common Stock were available under the 2021 Plan and ESPP, respectively.
Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, no further awards will be granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise remain in effect pursuant to their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of June 30, 2024, 8,652,958, 3,867,045 and 1,652 shares of Common Stock remain reserved for outstanding options issued under the 2021 Plan, the 2015 Plan and the 2005 Plan, respectively. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any outstanding awards and any awards available for grant under the 2021 Plan.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company estimated the fair value of the stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Estimated dividend yield	0%	0%	0%	0%
Expected share price volatility (weighted average and range, if applicable)	91.6% (91.6% to 91.6%)	88.9% (88.8% to 88.9%)	91.5% (90.8% to 91.6%)	88.8% (88.6% to 88.9%
Risk-free interest rate (weighted average and range, if applicable)	4.31% (4.24% to 4.41%)	3.86% (3.86% to 3.87%)	4.28% (4.07% to 4.41%)	3.78% (3.58% to 3.87%)
Expected term of options (in years)	6.25	6.25	6.25	6.25
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
The following table shows a summary of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Research and development	$729	$480	$1,475	$901
General and administrative	708	1,361	1,416	2,749
Total	$1,437	$1,841	$2,891	$3,650
As of June 30, 2024, unrecognized stock-based compensation cost for options was $20.4 million and is expected to be recognized over a weighted-average period of 3.0 years.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A summary of option activity under the Company’s stock option plans during the six months ended June 30, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2023	11,919,421	$4.64	8.3	$383
Granted	1,184,550	$6.61
Exercised	(263,960)	$2.99
Forfeited	(318,356)	$3.78
Options outstanding at June 30, 2024	12,521,655	$4.89	8.1	$15,242
Vested and exercisable, June 30, 2024	4,418,097	$7.21	5.9	$2,446
Vested and expected to vest, June 30, 2024	12,521,655	$4.89	8.1	$15,242
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of June 30, 2024. The Company’s effective federal and state tax rate for the three and six months ended June 30, 2024 and 2023 was 0%, primarily as a result of estimated net operating losses for the fiscal year to date offset by the increase in the valuation allowance against its deferred tax asset.
The Company did not record any income tax expense or benefit during the three and six months ended June 30, 2024 and 2023. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.
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
In December 2023, the Company filed a BLA with the FDA for urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated, and when autologous vein use is not feasible. Based on the achievement of this milestone under the Duke license agreement, the Company recorded license expense payable of $0.5 million in accounts payable in the Company’s condensed consolidated balance sheets as of December 31, 2023. The Company paid the $0.5 million license fee to Duke during the first quarter of 2024. Other payments to Duke under the license agreement were immaterial during the periods presented.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
JDRF Agreement
On April 1, 2023, the Company entered into an Industry Discovery and Development Partnership Agreement with JDRF International (“JDRF,” and such agreement, the “JDRF Agreement”) to further develop and perform preclinical testing of the BVP, a product candidate designed to deliver insulin-producing islets using the ATEV as a means of treating patients with type 1 diabetes. According to the terms of the JDRF Agreement, JDRF will provide funding up to $0.8 million (“JDRF Award”) based on the achievement of certain research and development milestones related to the Company’s BVP. The JDRF Agreement refers to the total cumulative payments the Company has received from JDRF as of any point in time as the “Actual Award.”
The Company received the first milestone payment of $80 thousand in April 2023 upon execution of the JDRF Agreement. In May 2024, the Company received the second milestone payment of $90 thousand and the third milestone payment of $150 thousand, based upon the achievement of certain research and development milestones specified in the JDRF Agreement. As of June 30, 2024, the Actual Award totaled $320 thousand.
The Company determined that the JDRF Actual Award payments are to be classified as long-term debt under ASC 470, Debt in the condensed consolidated balance sheets. The JDRF liability related to the Actual Award payments is reported at amortized cost and is included in other long-term liabilities in the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the carrying value of the JDRF liability is $228 thousand and $69 thousand, respectively. There was an insignificant amount of interest expense related to the JDRF liability recorded in each period presented.
In accordance with the JDRF Agreement, the Company has agreed to pay JDRF:
•a one-time royalty in an amount equal to four times the Actual Award, to be paid in three equal installments following the first commercial sale of any product containing the Company’s technology identified in the JDRF Agreement;

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
12. Related Party Transactions
Fresenius Medical Care investments and distribution agreement
In June 2018, the Company completed a $150 million financing transaction pursuant to which Fresenius Medical Care purchased shares of series D redeemable convertible preferred stock that at the Closing converted into 15,812,735 shares of Common Stock. In August 2021, Fresenius Medical Care invested $25 million as part of a private placement offering related to the Merger (the “PIPE Financing”) and received an additional 2.5 million shares of Common Stock.
In addition, the Company entered into a distribution agreement with Fresenius Medical Care in June 2018 which, as amended as of February 16, 2021, granted Fresenius Medical Care and its affiliates exclusive rights to develop outside the United States and European Union (the “EU”) and commercialize outside of the United States the Company’s 6 millimeter x 42 centimeter ATEV and all improvements thereto, and modifications and derivatives thereof (including any changes to the length, diameter or configuration of the foregoing), for use in vascular creation, repair, replacement or construction, including renal replacement therapy for dialysis access, the treatment of peripheral artery disease, and the treatment of vascular trauma, but excluding coronary artery bypass graft, pediatric heart surgery, or adhering pancreatic islet cells onto the outer surface of the distribution product for use in diabetic patients. Within the United States, Fresenius Medical Care will collaborate with the Company in its commercialization of the product in the field, including adoption of the distribution product as a standard of care in patients for which such use is supported by clinical results and health economic analyses.

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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Agreements with Frenova Renal Research
In May 2022 and June 2023, the Company entered into three services agreements with Frenova Renal Research (“Frenova”), a subsidiary of Fresenius Medical Care, to conduct a study to review the outcomes of 178,575 adult patients who received in-center dialysis at Fresenius Kidney Care dialysis centers. The Company expensed approximately $0.2 million for clinical research services performed by Frenova during each of the three and six months ended June 30, 2023. There were no amounts expensed under the agreements with Frenova during the three and six months ended June 30, 2024.
Arrangements with Yale University
The Company’s President and Chief Executive Officer, Laura Niklason M.D., PhD., serves as an Adjunct Professor in Anesthesia at Yale University. As of June 30, 2024 and December 31, 2023, the Company was a party to license agreements with Yale University as described in Note 11 — Commitments and Contingencies above. Amounts expensed in relation to the license agreements with Yale University were insignificant during the three and six months ended June 30, 2024 and 2023.

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
We are initially using our proprietary, scientific technology platform to engineer and manufacture ATEVs. Our investigational ATEVs are designed to be easily implanted into any patient without inducing a foreign body response or leading to immune rejection. We are developing a portfolio, or “cabinet”, of ATEVs with varying diameters and lengths. The ATEV cabinet would initially target the vascular repair, reconstruction and replacement market, including use in vascular trauma; arteriovenous (“AV”) access for hemodialysis and peripheral artery disease (“PAD”). We are also developing the ATEV for coronary artery bypass grafting (“CABG”) and pediatric heart surgery. Over the longer term, we are developing our ATEV for the delivery of cellular therapies, including pancreatic islet cell transplantation to treat Type 1 diabetes (our BioVascular Pancreas or “BVPTM”). We will continue to explore the application of our technology across a broad range of markets and indications, including the development of urinary conduit, trachea, esophagus and other novel cell delivery systems.
For the ATEV, we believe there is substantial clinical demand for safe and effective vascular conduits to replace and repair blood vessels throughout the body. Vascular injuries resulting from trauma are common in civilian and military populations, frequently resulting in the loss of either life or limb. Existing treatment options in the vascular repair, reconstruction and replacement market include the use of autologous vessels and synthetic grafts, which we believe suffer from significant limitations. For example, the use of autologous veins to repair traumatic vascular injuries can lead to significant morbidity associated with the surgical wounds created for vein harvest and prolonged times to restore blood flow to injured limbs, leading to an increased risk of complications such as amputation and reperfusion injury. In addition, in many instances of vascular trauma the patient may not have adequate vein available, or the time between injury and treatment is too long, to make autologous graft repair feasible. Synthetic grafts are often contraindicated in the setting of vascular trauma due to higher infection risk that can lead to prolonged hospitalization and limb loss. Given the competitive advantages our ATEVs are designed to have over existing vascular substitutes, we believe that ATEVs have the potential to become the standard of care and lead to improved patient outcomes and lower healthcare costs.

We and our collaborators are currently conducting Phase 3 and Phase 2 trials of our 6 millimeter ATEV across three therapeutic indications: vascular trauma, AV access for hemodialysis, and PAD. We were granted Fast Track designation by the FDA for our 6 millimeter ATEV for use in AV access for hemodialysis in 2014. We also received the first Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA, for the creation of vascular access for performing hemodialysis, in March 2017. In May 2023, we were granted the RMAT designation for the ATEV for urgent arterial repair following extremity vascular trauma, and in June 2024, we were granted the RMAT designation for the ATEV for patients with advanced PAD. In addition, in 2018 our ATEV product candidate was assigned a priority designation by the Secretary of Defense under Public Law 115-92, enacted to expedite the FDA’s review of products that are intended to diagnose, treat or prevent serious or life-threatening conditions facing American military personnel.
In September 2023, we announced positive topline results from our V005 Phase 2/3 trial in vascular trauma, and in December 2023, we filed a BLA for urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated, and when autologous vein use is not feasible. In February 2024, the FDA accepted the BLA filing and granted priority review and set a Prescription Drug User Fee Act date of August 10, 2024. On August 9, 2024, the FDA informed us that it required additional time to complete its review of the BLA for the vascular trauma indication.
In April 2023, we announced completion of enrollment of our V007 Phase 3 trial of the ATEV for use in AV access for hemodialysis. In July 2024, we announced positive topline results from our V007 Phase 3 trial in which the ATEV met the primary endpoints in the study. We expect to discuss a potential market authorization pathway for the ATEV with the FDA for an indication in AV access for hemodialysis.
We have generated no product revenue and incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $625.9 million and $537.3 million, respectively, and working capital of $78.4 million and $64.8 million, respectively. Our operating losses were approximately $29.5 million and $56.1 million for the three and six months ended June 30, 2024, respectively, and $26.7 million and $49.2 million for the three and six months ended June 30, 2023, respectively.
Net cash flows used in operating activities were $48.6 million and $41.2 million during the six months ended June 30, 2024 and 2023, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we advance our product candidates.
As of June 30, 2024, we had cash and cash equivalents of $93.6 million. The extension of time required by the FDA to review our vascular trauma BLA, and the delay in potential approval, has delayed, among other items, our ability to draw an additional $40.0 million in Purchase Agreement proceeds. Accordingly, we do not believe our available cash and cash equivalents on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least one year from the date of this Quarterly Report without achieving approval of the ATEV for vascular trauma and generating sufficient cash flows from commercial sales on a timely basis and/or obtaining additional capital. See Note 1 — Organization and Description of Business in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this assessment.
Our need for additional capital will depend in part on the scope and costs of our development and commercial manufacturing activities, and the results of our planned upcoming commercial sales efforts. To date, we have not generated any revenue from the sale of commercialized products. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Until such time, if ever, we expect to finance our operations through the use of existing cash and cash equivalents, the sale of equity or debt, proceeds from the Purchase Agreement, borrowings under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See “Risk Factors” for additional information.
We expect to continue to incur significant expenses and to increase operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we seek to:
•obtain marketing approval for our 6 millimeter ATEV for vascular repair, reconstruction and replacement including for indications in vascular trauma and AV access for hemodialysis;

•commercialize the ATEV via U.S. market launch for indications in vascular trauma and hemodialysis AV access, if approved;
•scale out our manufacturing facility to the extent required to satisfy potential market demand following receipt of any regulatory approval;
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
To date, we have not generated revenue from the sale of any products. All of our revenue has been derived from government and other grants. From inception through June 30, 2024 we have been awarded grants, including grants from the California Institute of Regenerative Medicine (“CIRM”), the National Institutes of Health (“NIH”), and the Department of Defense, to support our development, production scaling and clinical trials of our product candidates. We may generate revenue in the future from government and other grants, payments from future license or collaboration agreements and, if any of our product candidates receive marketing approval, from product sales. We expect that any revenue we generate will fluctuate from quarter to quarter. If we fail to complete the development of, or obtain marketing approval for, our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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
•fees paid to clinical research organizations (“CROs”) and consultants, including in connection with our clinical trials, and other related clinical trial fees, such as for clinical site fees and investigator grants related to patient screening and treatment, conduct of clinical trials, laboratory work and statistical compilation and analysis;
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

The majority of our research and development resources are currently focused on our Phase 2 and 3 clinical trials for our 6 millimeter ATEV and other work needed to obtain marketing approval for our 6 millimeter ATEV for use for vascular repair, reconstruction and replacement, including indications in vascular trauma and AV access in hemodialysis in the United States. We have incurred and expect to continue to incur significant expenses in connection with these and our other clinical development efforts, including expenses related to regulatory filings, trial enrollment and conduct, data analysis, patient follow up and study report generation for our Phase 2 and Phase 3 clinical trials.
Direct expenses for our vascular trauma, AV Access and PAD indications include costs related to our clinical trials, including fees paid to CROs, consultants, clinical sites and investigators. Costs related to development activities which broadly support multiple programs using our technology platform, including personnel, materials and supplies, external services costs, and other internal expenses, such as facilities and overhead costs, are not allocated to individual research and development programs. Other research and development expenses reported in the table below include direct costs not identifiable with a specific product candidate, including costs associated with our research and development platform used across programs, process development, manufacturing analytics and preclinical research and development for prospective product candidates and new technologies.
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

We expect our general and administrative expenses will continue to increase for the foreseeable future to support our expanded infrastructure and increased costs of operating as a public company and as we prepare for our anticipated commercial launch of the ATEV. These increases are expected to include increased employee-related expenses, increased sales and marketing expenses, and increased director and officer insurance premiums, audit and legal fees, and expenses for compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC, as well as Nasdaq rules.
Other Income (Expense), Net
Total other income (expense), net consists of (i) the change in fair value of the Contingent Earnout Liability that was accounted for as a liability as of the date of the Merger, and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents and short-term investments, (iii) interest expense incurred on the Purchase Agreement (defined above), finance leases, and our former loan agreement with SVB, during the periods each were outstanding, (iv) the change in fair value of our derivative liabilities including the private placement Common Stock warrant liabilities related to the Private Placement Warrants, which we assumed in connection with the Merger; the contingent derivative liability related to the Purchase Agreement; a liability related to the Option Agreement; and the derivative liability related to our agreement with JDRF, all of which are subject to remeasurement to fair value at each balance sheet date resulting in a non-cash gain or loss, (v) a loss on debt extinguishment related to the prepayment of our loan agreement with SVB in May 2023, and (vi) an employee retention credit we recognized in June 2023.
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Revenue	$—	$—	$—	—%

Operating expenses:
Research and development	23,753	20,540	3,213	16%
General and administrative	5,746	6,191	(445)	(7)%
Total operating expenses	29,499	26,731	2,768	10%
Loss from operations	(29,499)	(26,731)	(2,768)	10%

Other income (expense), net
Interest income	1,310	1,479	(169)	(11)%
Change in fair value of Contingent Earnout Liability	(25,571)	3,627	(29,198)	(805)%
Interest expense	(2,515)	(1,710)	(805)	47%
Change in fair value of derivative liabilities	(388)	(57)	(331)	581%
Employee retention credit	—	3,107	(3,107)	(100)%
Loss on extinguishment of debt	—	(2,421)	2,421	(100)%
Total other income (expense), net	(27,164)	4,025	(31,189)	(775)%
Net loss	$(56,663)	$(22,706)	$(33,957)	150%

Research and Development Expenses
The following table discloses the breakdown of research and development expenses for the periods indicated:

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Direct Expenses
Vascular Trauma	$502	$1,148	$(646)	(56)%
AV Access	2,033	3,224	(1,191)	(37)%
PAD	9	61	(52)	(85)%
Total	2,544	4,433	(1,889)	(43)%
Unallocated Expenses
External services	2,112	1,696	416	25%
Materials and supplies	6,566	3,585	2,981	83%
Payroll and personnel expenses	8,981	7,489	1,492	20%
Other research and development expenses	3,550	3,337	213	6%
Total	21,209	16,107	5,102	32%
Total research and development expenses	$23,753	$20,540	$3,213	16%
Research and development expenses were $23.8 million for the three months ended June 30, 2024, representing an increase of $3.2 million, or 16%, from $20.5 million for the three months ended June 30, 2023. The increase was primarily driven by expenses incurred to support our expanded research and development initiatives, including increased product manufacturing and development and support of the FDA review of the BLA in vascular trauma. Expense increases were primarily comprised of a $3.0 million increase in the purchase of materials and supplies and $1.5 million in additional payroll and personnel expenses.
General and Administrative Expenses
General and administrative expenses were $5.7 million and $6.2 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in general and administrative expenses during this period of $0.4 million, or 7%, was primarily driven by a $0.5 million decrease in payroll and personnel expenses, including a $0.7 million decrease in non-cash stock compensation expense, partially offset by a $0.2 million increase in salaries and benefits.
Total Other Income (Expense), net
Total other expense, net was expense of $27.2 million for the three months ended June 30, 2024 compared to income of $4.0 million for the three months ended June 30, 2023. The increase in net expense of $31.2 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily resulted from the remeasurement of the Contingent Earnout Liability as of June 30, 2024, which resulted in a non-cash loss of $25.6 million for the three months ended June 30, 2024, compared to a $3.6 million non-cash gain for the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Revenue	$—	$—	—	—%

Operating expenses:
Research and development	45,017	37,818	7,199	19%
General and administrative	11,060	11,425	(365)	(3)%
Total operating expenses	56,077	49,243	6,834	14%
Loss from operations	(56,077)	(49,243)	(6,834)	14%
Other income (expense), net:
Interest income	2,341	2,954	(613)	(21)%
Change in fair value of Contingent Earnout Liability	(30,164)	(10,564)	(19,600)	186%
Interest expense	(4,331)	(3,409)	(922)	27%
Change in fair value of derivative liabilities	(328)	(99)	(229)	231%
Employee retention credit	—	3,107	(3,107)	(100)%
Loss on extinguishment of debt	—	(2,421)	2,421	(100)%
Total other expense, net	(32,482)	(10,432)	(22,050)	211%
Net loss	$(88,559)	$(59,675)	$(28,884)	48%
Research and Development Expenses
The following table discloses the breakdown of research and development expenses for the periods indicated:

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%
Direct Expenses
Vascular Trauma	$1,465	$2,089	$(624)	(30)%
AV Access	3,025	5,405	(2,380)	(44)%
PAD	139	142	(3)	(2)%
Total	4,629	7,636	(3,007)	(39)%
Unallocated Expenses
External services	3,425	2,661	764	29%
Materials and supplies	12,019	5,752	6,267	109%
Payroll and personnel expenses	18,142	15,139	3,003	20%
Other research and development expenses	6,802	6,630	172	3%
Total	$40,388	$30,182	$10,206	34%
Total research and development expenses	$45,017	$37,818	$7,199	19%
Research and development expenses were $45.0 million for the six months ended June 30, 2024, representing an increase of $7.2 million, or 19%, from $37.8 million for the six months ended June 30, 2023. The increase was primarily driven by expenses incurred to support our expanded research and development initiatives, including increased product manufacturing and development and support of the FDA review of the BLA in vascular trauma. Expense increases were primarily comprised of a $6.3 million increase in the purchase of materials and supplies and $3.0 million in additional payroll and personnel expenses.

General and Administrative Expenses
General and administrative expenses were $11.1 million and $11.4 million for the six months ended June 30, 2024 and 2023, respectively. The slight decrease in general and administrative expenses during this period of $0.4 million, or 3%, was primarily driven by a $1.0 million decrease in payroll and personnel expenses, including a $1.3 million decrease in non-cash stock compensation expense, partially offset by a $0.4 million increase in salaries and benefits. The decrease in payroll and personnel expenses was partially offset by a $0.7 million increase in professional fees.
Total Other Income (Expense), net
Total other income (expense), net was expense of $32.5 million for the six months ended June 30, 2024, compared to expense of $10.4 million for the six months ended June 30, 2023. The increase in net expense of $22.1 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily resulted from a $19.6 million increase in the non-cash loss resulting from the remeasurement of the Contingent Earnout Liability during each period.
Liquidity and Capital Resources
Sources of Liquidity
We have historically financed our operations primarily through the sale of equity securities and convertible debt, including pursuant to the Offering, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities, the Purchase Agreement, and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $625.9 million and $537.3 million, respectively.
As of June 30, 2024 and December 31, 2023, we had working capital of $78.4 million and $64.8 million, respectively. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $93.6 million and $80.4 million, respectively. We are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance date of our financial statements. By August 17, 2024, we are required to fund the restricted cash account, in accordance with our amended Purchase Agreement, of which $50.0 million will not be subject to our unilateral control. Based on current plans and assumptions, which excludes this $50.0 million of cash and the potential approval of the BLA from our forecasted liquidity, we will not have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of these financial statements if we are unable to achieve approval of the ATEV and generate sufficient cash flows from commercial sales on a timely basis and/or obtain additional capital. These factors raise substantial doubt about our ability to continue as a going concern. We will, over the course of the next year, require additional financing to continue our operations. Adequate additional capital may not be available to us when needed or on acceptable terms. If we are unable to raise sufficient capital when required, we may be required to reduce or discontinue our operations, sell assets, or cease all operations. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. See Note 1 — Organization and Description of Business to our accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our assessment. We believe that our longer-term working capital, planned research and development, capital expenditures and other general corporate funding requirements may be satisfied through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the sections entitled “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report and our Annual Report. If we are unable to raise sufficient capital, we could be forced to further delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition.

On May 12, 2023, we entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing in respect to the further development and commercialization of our ATEV, to repay the Loan Agreement, and for other general corporate purposes. Pursuant to the Purchase Agreement and subject to customary closing conditions, the Purchasers have agreed to pay us an aggregate investment amount of up to $150.0 million. Under the terms of the Purchase Agreement, $40.0 million of the Investment Amount, less certain transaction expenses, was funded on May 12, 2023, which was used to repay in full and retire our indebtedness under the Loan Agreement, with the remaining proceeds funded to the Company. On March 11, 2024, $20.0 million of the Investment Amount was funded to the Company. See Note 6 — Revenue Interest Purchase Agreement to the condensed consolidated financial statements for additional details about this financing transaction.
On February 18, 2024, we agreed with the Purchasers and the Agent, to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for us to deliver a leasehold mortgage in favor of the Agent over our headquarters. On May 8, 2024, we reached an agreement with the Purchasers to amend the Purchase Agreement to remove requirements related to the leasehold mortgage. In exchange for the removal of this requirement, we agreed to fund, no later than August 17, 2024, an account in the amount of $54.0 million, over which the Agent will have certain consent and other rights to $50.0 million of the funds. As of the date of this filing, we have not funded the required amount but intend to do so prior to the August 17, 2024 deadline. If we do not fund the required amount by August 17, 2024, the Purchasers have the right to terminate the Purchase Agreement and to require Global to repurchase the Revenue Interests. See Note 6 for further information.
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
As of June 30, 2024, we had non-cancellable purchase commitments of $27.5 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University, a distribution agreement with Fresenius Medical Care and our JDRF Agreement. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at June 30, 2024. For additional information regarding our agreement with Fresenius Medical Care, see Note 12 — Related Party Transactions to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report. For additional information regarding our agreements with Duke University, Yale University and JDRF, see Note 11 — Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.

Revenue Interest Purchase Agreement
On May 12, 2023, we entered into the Purchase Agreement and repaid in full all of the outstanding obligations under our Loan Agreement. Under the Purchase Agreement, as of June 30, 2024, we had $60.1 million recorded as a revenue interest liability on our condensed consolidated financial statements. For additional information regarding repayment, see Note 6 — Revenue Interest Purchase Agreement to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Leases
Our finance leases relate to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018 and is being leased through May 2033, and our operating lease relates to the land lease associated with our headquarters. Our future contractual obligations under our lease agreements as of June 30, 2024 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$23,499	$4,161	$8,028	$4,400	$6,910
Operating lease	836	105	210	210	311
ATM Facility
On September 1, 2022, we entered into an agreement for the sale from time to time up to $80.0 million of shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). As of June 30, 2024, we have not conducted any sales of Common Stock under the ATM Facility.
Future Funding Requirements
We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue clinical development of our 6 millimeter ATEV for use in vascular trauma and hemodialysis AV access and submit a BLA for FDA approval of an indication in hemodialysis AV access, (ii) to launch and commercialize our ATEVs for vascular repair and hemodialysis AV access, if marketing approval is obtained, in the U.S. market, as well as subsequent launches in key international markets, (iii) advance our pipeline in major markets, including PAD Phase 3 trials and continue preclinical development and advance to planned clinical studies in CABG and BVP for diabetes, and (iv) scale out our manufacturing facility as required to satisfy market demand. We will need additional funding in connection with these activities.
Our future funding requirements, both short-term and long-term, will depend on many factors, including:
•the progress and results of our clinical trials and interpretation of those results by the FDA and other regulatory authorities;
•the cost, timing and outcome of regulatory review of our product candidates, particularly for marketing approval of our ATEVs in the United States;
•the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our additional product candidates;
•the cost and timing of our future commercialization activities, including product manufacturing, marketing and distribution for our ATEVs if approved by the FDA, and any other product candidate for which we receive marketing approval in the future;
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
Cash Flows
The following table shows a summary of our cash flows for each of the periods shown below:

	Six Months Ended June 30,
($ in thousands)	2024	2023
Net loss	$(88,559)	$(59,675)
Non-cash adjustments to reconcile net loss to net cash used in operating activities(1):	40,523	22,042
Changes in operating assets and liabilities:	(602)	(3,611)
Net cash used in operating activities	(48,638)	(41,244)
Net cash (used in) provided by investing activities	(575)	470
Net cash provided by financing activities	62,328	5,606
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,115	$(35,168)
Cash, cash equivalents and restricted cash at the beginning of the period	$80,801	$149,772
Cash, cash equivalents and restricted cash at the end of the period	$93,916	$114,604
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
Cash Flow from Operating Activities
The increase in net cash used in operating activities from the six months ended June 30, 2023 to the six months ended June 30, 2024 was primarily due to increased spending on pre-clinical, clinical and pre-commercial activities as well as payroll and personnel expenses, expansion of clinical development of the ATEV for use in AV access, and preparation for the planned commercial launch of the ATEV for an indication in vascular trauma, if approved by the FDA.

Cash Flow from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 consisted of purchases of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2023 consisted of proceeds from the maturity of our short-term investments (certificates of deposit), partially offset by the purchases of property and equipment.
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 consisted primarily of $43.0 million of net proceeds from our Offering and $20.0 million of proceeds from the Purchase Agreement. Net cash provided by financing activities for the six months ended June 30, 2023 consisted primarily of principal payments of our finance leases.
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
As of June 30, 2024, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our risk factors are disclosed in Part I, Item 1A of our Annual Report. Except as set forth below, there have been no material changes during the six months ended June 30, 2024 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors of our Annual Report.
We have concluded that a substantial doubt is deemed to exist concerning our ability to continue as a going concern.
As further discussed in Note 1 — Organization and Description of Business in the notes to our unaudited condensed consolidated financial statements, substantial doubt is deemed to exist about the company’s ability to continue as a going concern through August 13, 2025. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances, or sell assets. Our cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into strategic alliances on a timely basis or at all. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Director and Officer Trading Arrangements
On May 14, 2024, Yang (Cindy) Cao, the Company’s Chief Regulatory Officer, adopted a trading arrangement for the sale of the Company’s Common Stock that is intended to satisfy the affirmative defense conditions provided by Rule 10b5-1(c) under the Exchange Act. (the “Cao 10b5-1 Plan”). The Cao 10b5-1 Plan provides for a first possible trade date of August 12, 2024 and terminates automatically on the earlier of the execution of all trades contemplated by the Cao 10b5-1 Plan, or May 12, 2025. The Cao 10b5-1 Plan provides for the sale of up to 18,503 shares of Common Stock pursuant to its terms.
On June 14, 2024, Laura Niklason, the Company’s President and Chief Executive Officer, adopted a trading arrangement for the sale of the Company’s Common Stock that is intended to satisfy the affirmative defense conditions provided by Rule 10b5-1(c) under the Exchange Act. (the “Niklason 10b5-1 Plan”). The Niklason 10b5-1 Plan provides for a first possible trade date of September 12, 2024 and terminates automatically on the earlier of the execution of all trades contemplated by the Niklason 10b5-1 Plan, or October 13, 2025. The Niklason 10b5-1 Plan provides for the sale of up to 200,000 shares of Common Stock pursuant to its terms.
On June 14, 2024, Heather Prichard, the Company’s Chief Operating Officer, adopted a trading arrangement for the sale of the Company’s Common Stock that is intended to satisfy the affirmative defense conditions provided by Rule 10b5-1(c) under the Exchange Act. (the “Prichard 10b5-1 Plan”). The Prichard 10b5-1 Plan provides for a first possible trade date of September 12, 2024 and terminates automatically on the earlier of the execution of all trades contemplated by the Prichard 10b5-1 Plan, or June 13, 2025. The Prichard 10b5-1 Plan provides for the sale of up to 184,177 shares of Common Stock pursuant to its terms.
Other than as disclosed above, during the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*	Waiver and Amendment, dated as of May 8, 2024, by and among Humacyte Global, Inc., Humacyte, Inc. and Hook SA LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Humacyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Notes to Condensed Consolidated Financial Statements (unaudited), and (vi) Cover Page.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 13th day of August, 2024.

HUMACYTE, INC.
Date: August 13, 2024	By:	/s/ Laura E. Niklason, M.D., Ph.D.
		Name:	Laura E. Niklason, M.D., Ph.D.
		Title:	President and Chief Executive Officer

	By:	/s/ Dale A. Sander
		Name:	Dale A. Sander
		Title:	Chief Financial Officer, Chief Corporate Development Officer and Treasurer