Form 10-Q
period 2024-09-30
Humacyte, Inc.
filed 2024-11-08
CIK 1818382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, 125,859,496 shares of common stock, par value $0.0001, were issued and outstanding.

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
•the outcome of our ongoing discussions with the FDA concerning our BLA for vascular trauma and the design of our clinical trials;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Humacyte, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands except for share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$20,571	$80,448
Prepaid expenses and other current assets	2,434	2,830
Total current assets	23,005	83,278

Restricted cash	50,209	209
Property and equipment, net	24,250	26,791
Finance lease right-of-use assets, net	16,013	17,313
Other long-term assets	1,287	632
Total assets	$114,764	$128,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,903	$6,490
Accrued expenses	11,151	9,340
Finance lease obligation, current portion	2,831	2,560
Operating lease obligation, current portion	57	53
Total current liabilities	20,942	18,443

Contingent Earnout Liability	76,569	37,916
Revenue interest liability	62,117	38,600
Finance lease obligation, net of current portion	14,379	16,293
Contingent derivative liability	3,105	2,636
Other long-term liabilities	1,373	789
Total liabilities	178,485	114,677

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of September 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 119,842,940 and 103,673,728 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	12	10
Additional paid-in capital	601,342	550,850
Accumulated deficit	(665,075)	(537,314)
Total stockholders’ equity (deficit)	(63,721)	13,546
Total liabilities and stockholders’ equity (deficit)	$114,764	$128,223
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands except for share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	22,926	18,552	67,943	56,370
General and administrative	7,307	6,070	18,367	17,495
Total operating expenses	30,233	24,622	86,310	73,865
Loss from operations	(30,233)	(24,622)	(86,310)	(73,865)

Other income (expense), net:
Interest income	911	1,369	3,252	4,323
Change in fair value of Contingent Earnout Liability	(8,489)	(1,144)	(38,653)	(11,708)
Interest expense	(2,438)	(1,463)	(6,769)	(4,872)
Change in fair value of derivatives	1,047	(135)	719	(234)
Employee retention credit	—	—	—	3,107
Loss on extinguishment of debt	—	—	—	(2,421)
Total other expense, net	(8,969)	(1,373)	(41,451)	(11,805)
Net loss and comprehensive loss	$(39,202)	$(25,995)	$(127,761)	$(85,670)

Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.25)	$(1.10)	$(0.83)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	119,408,565	103,444,246	115,623,616	103,357,087
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(unaudited)
(in thousands except for share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2023	103,673,728	$10	$550,850	$(537,314)	$13,546
Issuance of stock in public offering, net of issuance costs	15,410,000	2	43,044	—	43,046
Proceeds from the exercise of stock options	625	—	2	—	2
Stock-based compensation	—	—	1,454	—	1,454
Net loss	—	—	—	(31,896)	(31,896)
Balance as of March 31, 2024	119,084,353	$12	$595,350	$(569,210)	$26,152
Proceeds from the exercise of stock options	263,335	—	787	—	787
Stock-based compensation	—	—	1,437	—	1,437
Net loss	—	—	—	(56,663)	(56,663)
Balance as of June 30, 2024	119,347,688	$12	$597,574	$(625,873)	$(28,287)
Issuance of commitment shares pursuant to Common Stock Purchase Agreement	115,705	—	708	—	708
Proceeds from sale of stock under Common Stock Purchase Agreement	200,000	—	1,013	—	1,013
Proceeds from the exercise of stock options	179,547	—	495	—	495
Stock-based compensation	—	—	1,552	—	1,552
Net loss	—	—	—	(39,202)	(39,202)
Balance as of September 30, 2024	119,842,940	$12	$601,342	$(665,075)	$(63,721)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	103,229,013	$10	$543,456	$(426,538)	$116,928
Proceeds from the exercise of stock options	100,158	—	119	—	119
Stock-based compensation	—	—	1,809	—	1,809
Net loss	—	—	—	(36,969)	(36,969)
Balance as of March 31, 2023	103,329,171	$10	$545,384	$(463,507)	$81,887
Proceeds from the exercise of stock options	79,077	—	95	—	95
Stock-based compensation	—	—	1,841	—	1,841
Net loss	—	—	—	(22,706)	(22,706)
Balance as of June 30, 2023	103,408,248	$10	$547,320	$(486,213)	$61,117
Proceeds from the exercise of stock options	52,588	—	99	—	99
Stock-based compensation	—	—	1,772	—	1,772
Net loss	—	—	—	(25,995)	(25,995)
Balance as of September 30, 2023	103,460,836	$10	$549,191	$(512,208)	$36,993

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(127,761)	$(85,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,819	4,341
Stock-based compensation expense	4,443	5,422
Change in fair value of Contingent Earnout Liability	38,653	11,708
Non-cash interest expense	5,606	1,780
Change in fair value of derivatives	(719)	234
Loss on extinguishment of debt	—	2,421
Loss on disposal of property and equipment	—	9
Amortization expense	1,563	1,545
Non-cash operating lease costs	39	37
Amortization of SVB debt discount	—	482
Changes in operating assets and liabilities:
Accounts receivable	—	31
Prepaid expenses and other current assets	396	(423)
Accounts payable	475	1,292
Accrued expenses	1,980	2,577
Operating lease obligation	(39)	(37)
Net cash used in operating activities	(71,545)	(54,251)

Cash flows from investing activities
Purchase of property and equipment	(1,509)	(2,130)
Proceeds from maturity of short-term investments (certificates of deposit)	—	2,107
Net cash used in investing activities	(1,509)	(23)

Cash flows from financing activities
Proceeds from issuance of stock in public offering, net of underwriting fees	43,396	—
Payments of costs related to public offering	(350)	—
Proceeds from Revenue Interest Purchase Agreement, net of issuance costs	20,000	39,377
Payments of transaction costs related to Revenue Interest Purchase Agreement	(500)	(1,450)
Proceeds from sale of common stock under Common Stock Purchase Agreement	1,013	—
Proceeds from the exercise of stock options	1,284	313
Proceeds from JDRF Agreement	240	80
Payments of finance lease principal	(1,906)	(1,668)
Principal payments on SVB loan	—	(31,500)
Payments for debt prepayment and extinguishment costs	—	(310)
Net cash provided by financing activities	63,177	4,842

Net decrease in cash, cash equivalents and restricted cash	(9,877)	(49,432)
Cash, cash equivalents and restricted cash at the beginning of the period	80,801	149,772
Cash, cash equivalents and restricted cash at the end of the period	$70,924	$100,340

Supplemental disclosure:
Cash paid for interest on SVB loan	$—	$1,613

Supplemental disclosure of noncash activities:
Debt discount from embedded contingent derivative liability	$1,552	$2,354
Issuance of commitment shares pursuant to Common Stock Purchase Agreement	$708	$—
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Organization
Humacyte, Inc. and subsidiaries (unless the context indicates otherwise, collectively, the “Company”) is pioneering the development and manufacture of off-the-shelf, universally implantable, bioengineered human tissues, advanced tissue constructs and organ systems with the goal of improving the lives of patients and transforming the practice of medicine. The Company is leveraging its regenerative medicine technology platform to develop proprietary product candidates for use in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas.
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
Liquidity and Going Concern
Since its inception in 2004, the Company has generated no product revenue and has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the Reverse Recapitalization, borrowings under loan facilities, proceeds from a revenue interest purchase agreement and, to a lesser extent, through governmental and other grants. At September 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $665.1 million and $537.3 million, respectively. The Company’s operating losses were $86.3 million and $73.9 million for the nine months ended September 30, 2024 and 2023, respectively. Net cash flows used in operating activities were $71.5 million and $54.3 million during the nine months ended September 30, 2024 and 2023, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. On August 9, 2024, the FDA informed the Company that the FDA required additional time to complete its review of the Company’s BLA for the ATEV in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible. The Company will have an additional $40.0 million available for draw under the Purchase Agreement (as defined below) upon the Company receiving FDA approval of the ATEV for the vascular trauma indication on or prior to December 31, 2024. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.
As further disclosed in Note 6, on May 12, 2023, Humacyte, Inc. and Global entered into a Revenue Interest Purchase Agreement (the “Purchase Agreement”) with two purchasers, both affiliates of Oberland Capital Management LLC (the “Purchasers”), and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing with respect to the further development and commercialization of the Company’s ATEV, to repay the Company’s then-existing credit facility with Silicon Valley Bank (“SVB”), and for other general corporate purposes. As of September 30, 2024, $62.1 million was recorded as a revenue interest liability on the condensed consolidated balance sheet.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. On February 18, 2024, the Company reached an agreement with the Purchasers and the Agent to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for the Company to deliver a leasehold mortgage in favor of the Agent over the Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers to amend the Purchase Agreement to remove requirements related to the leasehold mortgage. In exchange for removing this requirement, the Company agreed to fund an account in the amount of $54.0 million over which the Agent has certain consent and other rights to $50.0 million of the funds. The Company funded an account with the required $54.0 million on August 14, 2024. As of September 30, 2024, the $50.0 million was classified as restricted cash on the accompanying condensed consolidated balance sheet.
The Company is required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for at least one year from the issuance date of its financial statements. As of September 30, 2024, the Company had cash and cash equivalents of $20.6 million and restricted cash of $50.4 million.
As further disclosed in Note 8, on September 24, 2024, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Common Stock Purchase Agreement”). The Common Stock Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to sell to Lincoln Park shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate value of up to $50.0 million (the “Purchase Shares”) over a 24-month period. The Company controls the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. As of September 30, 2024, the Company had $49.0 million in remaining availability for sales of Common Stock under the Common Stock Purchase Agreement. As of September 30, 2024, the Company had completed sales of shares under the Common Stock Purchase Agreement that provided $1.0 million in gross proceeds, and as further disclosed in Note 13, from September 30, 2024 through November 8 2024, the Company completed sales of shares to Lincoln Park that provided $1.5 million in additional gross proceeds.
As further disclosed in Note 13, on October 7, 2024, the Company received net proceeds of approximately $28.1 million in connection with the closing of the Registered Direct Offering (as defined in Note 13).
As noted above, the Company funded the restricted cash account, in accordance with the amended Purchase Agreement, of which $50.0 million is not subject to the Company’s unilateral control. Based on current plans and assumptions, which exclude this $50.0 million of cash and the potential approval of the BLA from its forecasted liquidity, the Company will not have sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements if the Company is unable to achieve approval of the ATEV and generate sufficient cash flows from commercial sales on a timely basis and/or obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company will, over the course of the next year, require additional financing to continue its operations. Adequate additional capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise sufficient capital when required, the Company may be required to reduce or discontinue its operations, sell assets, or cease all operations. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying financial statements in conformity with U.S. GAAP. The Company’s condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include stock-based compensation costs, right-of-use assets, accruals for research and development activities, contingent earnout liability, revenue interest liability, derivatives, fair value of common stock warrants and income taxes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024 and its results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other period. The December 31, 2023 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, including amounts classified as restricted cash. Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation as of September 30, 2024 and December 31, 2023. The Company believes it mitigates this risk by monitoring the financial stability of the institutions holding material cash and cash equivalents balances. The Company maintains the majority of these balances at a Global Systemically Important Bank, as designated by the Financial Stability Board. As of both September 30, 2024 and December 31, 2023, the Company had cash equivalents held in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies. The Company has not experienced any credit loss relating to its cash and cash equivalents.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. As of September 30, 2024, restricted cash includes $50.0 million maintained in an account that is not subject to the Company’s unilateral control, in accordance with the amended Purchase Agreement. As of September 30, 2024 and December 31, 2023, the Company classified $0.2 million in funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of the Company’s headquarters lease, and $0.1 million in cash balances held as collateral for the Company’s employee credit card program as restricted cash.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows as of September 30, 2024 and December 31, 2023.

($ in thousands)	September 30, 2024	December 31, 2023

Cash and cash equivalents	$20,571	$80,448
Restricted cash included in prepaid expenses and other current assets	144	144
Restricted cash included in long-term assets	50,209	209
Total cash, cash equivalents and restricted cash	$70,924	$80,801
Employee Retention Credit
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided refundable employee retention credits, which could be used to offset payroll tax liabilities. Under the provisions of the extension of the CARES Act, the Company qualified for the employee retention credit for the first three quarters of 2021, and the Company applied for the credit in February 2023. As there is no authoritative guidance under U.S. GAAP for accounting for grants to for-profit business entities, the Company accounted for the grant by applying Accounting Standards Codification (“ASC”) 450, Contingencies. The Company received an employee retention credit of $3.1 million in July 2023, and recognized the credit as a component of other income (expense), net on the condensed consolidated statement of operations and comprehensive loss during the second quarter of 2023 after the Company received notices from the Internal Revenue Service specifying the amount of the credit receivable, and all uncertainties were resolved regarding receipt of the credit.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period without consideration of potentially dilutive shares of Common Stock. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. As the Company has incurred losses for the three and nine months ended September 30, 2024 and 2023, basic and diluted net loss per share is the same for each period.
The following potential shares of Common Stock were excluded from the computation of diluted net loss per share for each period because including them would have had an antidilutive effect.

	Three and Nine Months Ended September 30,
	2024	2023

Exercise of options under stock plan	12,287,369	7,170,891
Warrants to purchase Common Stock	5,588,506	5,588,506

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
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying values of cash, prepaid expenses and other current assets, accounts payable and accrued expenses as of September 30, 2024 and December 31, 2023 approximated their fair values due to the short-term nature of these items.
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
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

($ in thousands)	Fair Value Measured as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$13,465	$—	$—	$13,465
Common Stock Purchase Agreement derivative asset	—	694	—	694
Total financial assets	$13,465	$694	$—	$14,159
Liabilities:
Contingent Earnout Liability	$—	$—	$76,569	$76,569
Contingent derivative liability	—	—	3,105	3,105
Private Placement Warrants liability	—	—	374	374
Option Agreement liability	—	—	86	86
JDRF Agreement derivative liability	—	—	126	126
Total financial liabilities	$—	$—	$80,260	$80,260

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

($ in thousands)	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$78,995	$—	$—	$78,995
Total financial assets	$78,995	$—	$—	$78,995
Liabilities:
Contingent Earnout Liability	$—	$—	$37,916	$37,916
Contingent derivative liability	—	—	2,636	2,636
Private Placement Warrants liability	—	—	78	78
Option Agreement liability	—	—	35	35
JDRF Agreement derivative liability	—	—	28	28
Total financial liabilities	$—	$—	$40,693	$40,693
The fair value of the Contingent Earnout Liability, Private Placement Warrants liability (each as defined in Note 8 — Stockholders’ Equity (Deficit)), contingent derivative liability related to the Put Option (as defined in Note 6 — Revenue Interest Purchase Agreement and discussed below), Option Agreement liability (as defined in Note 6 — Revenue Interest Purchase Agreement), and the derivative liability associated with the JDRF Agreement Disposition Payment are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair values of the Private Placement Warrants liability, the Option Agreement liability and the derivative liability associated with the JDRF Agreement Disposition Payment, are included in other long-term liabilities on the condensed consolidated balance sheets.
Common Stock Purchase Agreement
The Company evaluated the Common Stock Purchase Agreement and determined that the agreement should be accounted for in accordance with ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity”. Accordingly, the Company recorded a derivative asset with an initial fair value based on the 115,705 shares of Common Stock issued to Lincoln Park as consideration for its irrevocable commitment to purchase up to $50.0 million in shares of Common Stock. The initial fair value of $0.7 million was based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share, and the derivative asset is reported as a component of long-term assets on the condensed consolidated balance sheets. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of Common Stock, the quantity and purchase price of the shares purchased by Lincoln Park during the reporting period and the unused capacity under the Common Stock Purchase Agreement. The Common Stock Purchase Agreement is subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The change in fair value of the derivative asset between the September 24, 2024 issuance date and September 30, 2024 was insignificant.
Contingent Earnout Liability
The following table presents a summary of the changes in the fair value of the Contingent Earnout Liability:

($ in thousands)	Contingent Earnout Liability
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Fair value as of beginning of period	$(68,080)	$(38,457)	$(37,916)	$(27,893)
Change in fair value included in other income (expense), net	(8,489)	(1,144)	(38,653)	(11,708)
Fair value as of end of period	$(76,569)	$(39,601)	$(76,569)	$(39,601)

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
Private Placement Warrants Liability
The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability:

	Private Placement Warrants
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023

Fair value as of beginning of period	$(285)	$(158)	$(78)	$(80)
Change in fair value included in other income (expense), net	(89)	9	(296)	(69)
Fair value as of end of period	$(374)	$(149)	$(374)	$(149)
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
As of September 30, 2024, the discount rates used to calculate the value of the contingent derivative liability were 14.0% to calculate the present-value of the revenue forecast and 18.4% to calculate the present-value of the payoff of the Put Option. As of December 31, 2023, the discount rates used to calculate the value of the contingent derivative liability were 14.5% to calculate the present-value of the revenue forecast and 17.1% to calculate the present-value of the payoff of the Put Option. Changes in fair value of the contingent derivative liability are recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive loss, classified in change in fair value of derivative liabilities.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents a summary of the changes in the fair value of the contingent derivative liability, which is classified as a Level 3 financial instrument.

	Contingent Derivative Liability
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023

Fair value as of beginning of period	$(4,266)	$(2,392)	$(2,636)	$—
Fair value of embedded derivative upon issuance of debt	—	—	(1,552)	(2,354)
Change in fair value included in other income (expense), net	1,161	(144)	1,083	(182)
Fair value as of end of period	$(3,105)	$(2,536)	$(3,105)	$(2,536)
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

($ in thousands)	September 30, 2024	December 31, 2023

Scientific and manufacturing equipment	$29,271	$28,400
Computer equipment	125	125
Software	1,032	682
Furniture and fixtures	1,066	1,066
Leasehold improvements	27,901	27,844
	59,395	58,117
Accumulated depreciation	(35,145)	(31,326)
Property and equipment, net	$24,250	$26,791
Depreciation expense totaled $1.3 million and $3.8 million for the three and nine months ended September 30, 2024, respectively, and $1.3 million and $4.3 million for the three and nine months ended September 30, 2023, respectively. All long-lived assets are maintained in the United States.
5. Accrued Expenses
Accrued expenses consisted of the following:

($ in thousands)	September 30, 2024	December 31, 2023

Accrued external research, development and manufacturing costs	$4,370	$3,845
Accrued employee compensation and benefits	6,341	5,238
Accrued professional fees	440	257
Total	$11,151	$9,340

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Revenue Interest Purchase Agreement
Revenue Interest Purchase Agreement
On May 12, 2023, the Company and Global entered into the Purchase Agreement with the Purchasers, and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing with respect to the further development and commercialization of the Company’s ATEV, to repay the Company’s then-existing credit facility with SVB, and for other general corporate purposes. Pursuant to the Purchase Agreement, on May 12, 2023, the Purchasers purchased certain revenue interests (the “Revenue Interests”) from Global in exchange for an aggregate investment amount of up to $150.0 million (the “Investment Amount”) to be paid in multiple tranches. On May 12, 2023, the Company received an initial payment of $40.0 million, less certain transaction expenses, which was used to repay in full the Company’s then-existing obligations under the Loan Agreement with SVB, as defined in Note 7 — Debt. In February 2024, the FDA accepted the Company’s BLA for an indication in vascular trauma, and in accordance with the Purchase Agreement, on March 11, 2024, the Company received a subsequent installment of $20.0 million.
As of September 30, 2024, the Company is entitled to receive up to approximately $90.0 million in subsequent installments subject to the terms and conditions set forth in the Purchase Agreement, as follows: (i) $40.0 million, at the Company’s option, upon the Company receiving FDA approval of the ATEV for the vascular trauma indication on or prior to December 31, 2024 and (ii) $50.0 million, at the Company’s option, upon reaching $35.0 million trailing worldwide three-month net sales any time prior to December 31, 2025. Each tranche is dependent on the satisfaction of the conditions and receipt of funds from the previous tranche.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. On February 18, 2024, the Company reached an agreement with the Purchasers and the Agent to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for the Company to deliver a leasehold mortgage in favor of the Agent over the Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers to amend the Purchase Agreement, the effect of which was to remove requirements related to the leasehold mortgage. In exchange for the removal of these requirements, the Company funded an account in an amount of $54.0 million on August 14, 2024, over which the Agent has certain consent and other rights to $50.0 million of the funds. As of September 30, 2024, $50.0 million of the funded account was classified as long-term restricted cash on the accompanying condensed consolidated balance sheets.
The Company has provided a parent company guaranty to guarantee the payment in full of the obligations under the Purchase Agreement. The Company’s obligations under the parent company guaranty and Global’s obligations under the Purchase Agreement and the Revenue Interests are secured by a perfected security interest on substantially all of the Company’s and its subsidiaries’ assets.
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
As of September 30, 2024 and December 31, 2023, $62.1 million and $38.6 million, respectively, was recorded as a revenue interest liability. The estimated effective annual interest rate as of September 30, 2024 and December 31, 2023 was 13.6% and 14.1%, respectively. The Company recorded $2.0 million and $5.6 million in interest expense related to the Purchase Agreement for the three and nine months ended September 30, 2024, respectively, and recorded $1.0 million and $1.8 million in interest expense related to the Purchase Agreement for the three and nine month ended September 30, 2023, respectively. The Company incurred and paid $0.5 million of transaction costs during the nine months ended September 30, 2024 in connection with the Purchase Agreement. The transaction costs were capitalized to debt discount and are being amortized to interest expense over the estimated term of the debt, consistent with the issuance and transaction costs incurred in 2023 discussed above.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revenue Interest Payments made as a result of the Company’s net product sales will reduce the revenue interest liability. During the three and nine months ended September 30, 2024 and 2023, the Company did not record any product sales revenue.
The following table summarizes the revenue interest liability activity during the three and nine months ended September 30, 2024:

($ in thousands)
Revenue interest liability at December 31, 2023	$38,600
Proceeds from revenue interest purchase agreement	20,000
Debt discount from embedded contingent derivative liability	(1,552)
Interest expense recognized	1,411
Transaction costs accrued at March 31, 2024	(500)
Revenue interest liability at March 31, 2024	$57,959
Interest expense recognized	2,119
Revenue interest liability at June 30, 2024	$60,078
Interest expense recognized	2,039
Revenue interest liability at September 30, 2024	$62,117
Option Agreement
In connection with the Purchase Agreement, the Company also entered into an option agreement with TPC Investments III LP and TPC Investment Solutions LP (the “Option Agreement”), which gave TPC Investments III LP and TPC Investment Solutions LP (the “Holders”) the right to purchase, in the aggregate, up to $10.0 million worth of shares of Common Stock (the “Option”) at a purchase price per share equal to the greater of $7.50, or the 15 day volume-weighted average price as of the exercise date, exercisable in cash only at any time prior to the earlier of (i) December 31, 2026 and (ii) the closing date of a corporate reorganization. The Holders also received certain registration rights relating to the shares underlying the Option pursuant to the Option Agreement. The Holders purchased $1,950,000 of shares of Common Stock in the February 29, 2024 Offering, as defined in Note 8, and the Holders have the right to purchase up to $8,050,000 of shares of Common Stock under the Option Agreement.
The Option granted to the Holders represents a freestanding instrument separate from the purchaser commitments outlined in the Purchase Agreement. The Option Agreement does not qualify for the equity contract scope exception under ASC 815-40 and the Company recorded the Option as a liability (“Option Agreement liability”) on the condensed consolidated balance sheet at an initial fair value of $55 thousand, with subsequent changes in the fair value to be recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date. The fair value of the Option Agreement liability as of September 30, 2024 and December 31, 2023 was $86 thousand and $35 thousand, respectively.
7. Debt
Pursuant to the Purchase Agreement, on May 12, 2023, $40.0 million, less certain transaction expenses, was funded to the Company, which was used to repay in full the Company’s existing obligations under its term loan agreement with SVB and SVB Innovation Credit Fund VIII, L.P., entered into on March 30, 2021, as amended in June 2021 and September 2021 (the “Loan Agreement”).
In connection with the termination of the Loan Agreement, the Company paid a prepayment premium of $0.3 million and recorded a loss on extinguishment of debt of $2.4 million during the nine months ended September 30, 2023 in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Stockholders’ Equity (Deficit)
Public Offering
On February 29, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC and Cantor Fitzgerald & Co., as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in an underwritten offering (the “Offering”) of 15,410,000 shares of Common Stock, which included a full exercise of the Underwriters’ option to purchase additional shares, at a price to the public of $3.00 per share. The net proceeds to the Company from the Offering were approximately $43.0 million after deducting underwriting discounts and commissions and Offering expenses. The Offering closed on March 5, 2024.
Equity Line Financing
On September 24, 2024, the Company entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. The Company controls the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. In consideration for entering into the Common Stock Purchase Agreement, the Company issued 115,705 shares of Common Stock (the “Commitment Shares”) to Lincoln Park. The Company did not receive any cash proceeds from the issuance of the Commitment Shares. The fair value of the Common Stock Purchase Agreement was measured on the issuance date based on the fair value of the Commitment Shares, which was the consideration given to Lincoln Park in exchange for entering into the agreement. The fair value of the Commitment Shares on the issuance date was determined to be $0.7 million based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share. The Company recognized the fair value of the Commitment Shares as a non-current asset as a component of long-term assets on the condensed consolidated balance sheets. The Common Stock Purchase Agreement is subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024, the Company has sold 200,000 shares to Lincoln Park for aggregate gross proceeds of $1.0 million, and the Company had $49.0 million in remaining availability for sales of Common Stock under the Common Stock Purchase Agreement. From September 30, 2024 through November 8 2024, the Company sold 300,000 shares to Lincoln Park for aggregate gross proceeds of $1.5 million.
Common Stock
As of September 30, 2024, the Company’s Second Amended and Restated Certificate of Incorporation authorized the Company to issue 250,000,000 shares of Common Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares then outstanding or reserved for issuance) by the affirmative vote of the holders of a majority in interest of the Common Stock.
The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through September 30, 2024, no dividends have been declared. The Purchase Agreement limits the Company’s ability to pay cash dividends to the holders of Common Stock.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2024, the Company had reserved Common Stock for future issuances as follows:

	September 30, 2024
Common stock reserved for Contingent Earnout Shares	15,000,000
Common stock reserved for Common Stock Purchase Agreement	12,300,000
Common stock reserved for Option Agreement	1,073,333	(1)
Exercise of options outstanding under stock plans	12,287,369
Options available for issuance under stock plans	5,864,288
Shares available for grant under ESPP	1,030,033
Warrants to purchase Common Stock	5,588,506
	53,143,529
___________________________
(1)Assumes the exercise of the $8,050,000 of shares of Common Stock remaining under the Option as provided for in the Option Agreement at the minimum purchase price of $7.50 per share.
See Note 13 — Subsequent Events for a summary of Common Stock and warrants issued as part of the Registered Direct Offering that closed on October 7, 2024.
Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certificate of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 20,000,000 shares designated as preferred stock and none were outstanding as of September 30, 2024 and December 31, 2023.
Warrants
The Company had the following Common Stock warrants outstanding as of September 30, 2024 and December 31, 2023:

Common Stock Warrants Outstanding

Legacy Humacyte Common Stock Warrants	411,006
Private Placement Warrants	177,500
Public Warrants	5,000,000
Total Common Stock Warrants	5,588,506
In connection with the Company’s Loan Agreement, in 2021 the Company granted warrants to the lenders to purchase 411,006 shares of Common Stock at an exercise price of $10.28 per share (such warrants, “Legacy Humacyte Common Stock Warrants”). The Company recognized the fair value of the warrants within stockholders’ equity using a Black-Scholes valuation model, as the settlement of the warrants is indexed to the Common Stock. There were no issuances, exercises or expirations of warrants during the nine months ended September 30, 2024 or September 30, 2023. In connection with the Registered Direct Offering, the Company issued warrants to purchase 5,681,820 shares of Common Stock. See Note 13 — Subsequent Events for additional information.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Public Warrants are considered to be “indexed to the Company’s own stock.” The agreement provides that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of the Company’s Common Stock, all holders of the Common Stock Warrants (both the Public Warrants and the Private Placement Warrants) would be entitled to receive cash for all of their Common Stock Warrants. As the Company has a single class of Common Stock, a qualifying cash tender offer of more than 50% of the Common Stock will always result in a change in control and would not preclude permanent equity classification of the Public Warrants. Based on this evaluation, the Company concluded that the Public Warrants meet the criteria to be classified within stockholders’ equity. The Public Warrants were initially recognized as equity on the Closing Date at a fair value of $2.80 per share.
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
The Private Placement Warrants were initially recognized as a liability on the Closing Date, at a fair value of $0.6 million. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Private Placement Warrants during the three and nine months ended September 30, 2024 and 2023. The remeasurement of the Private Placement Warrant liability to a fair value of $0.4 million as of September 30, 2024 from $0.1 million as of December 31, 2023 resulted in non-cash losses of $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, compared to an insignificant non-cash gain for the three months ended September 30, 2023 and a non-cash loss of $0.1 million for the nine months ended September 30, 2023. The remeasurement of the Private Placement Warrant liability is classified within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo simulation value model:

	September 30, 2024	December 31, 2023
Market price of public stock	$5.44	$2.84
Exercise price	$11.50	$11.50
Expected term (years)	1.90	2.65
Expected share price volatility	108.0%	75.0%
Risk-free interest rate	3.69%	4.09%
Estimated dividend yield	0%	0%
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
See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Contingent Earnout Liability during the three and nine months ended September 30, 2024 and 2023. The remeasurement of the Contingent Earnout Liability to a fair value of $76.6 million as of September 30, 2024, from a fair value of $37.9 million as of December 31, 2023, resulted in non-cash losses of $8.5 million and $38.7 million for the three and nine months ended September 30, 2024, respectively, compared to non-cash losses of $1.1 million and $11.7 million for the three and nine months ended September 30, 2023, respectively, related to the remeasurement of the Contingent Earnout Liability. The remeasurement of the Contingent Earnout Liability is classified within Change in fair value of Contingent Earnout Liability in the condensed consolidated statements of operations and comprehensive loss. The assumptions utilized in the calculations of fair value were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield.
Assumptions used in the valuations are described below:

	September 30, 2024	December 31, 2023
Current stock price	$5.44	$2.84
Expected share price volatility	84.2%	86.7%
Risk-free interest rate	3.81%	3.88%
Estimated dividend yield	0%	0%
Expected term (years)	10.00	10.00

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Stock-based Compensation
At Closing, the 2021 Long-Term Incentive Plan, (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan, (the “ESPP”), became effective. Under the 2021 Plan, the Company can grant non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance awards and other forms of awards. Under the ESPP, when and if implemented, eligible employees will be permitted to purchase shares of Common Stock at the lower of 85% of the closing trading price per share of Common Stock on the first day of the offering or 85% of the closing trading price per share on the exercise date, which will occur on the last day of each offering.
The 2021 Plan and ESPP provide that on January 1 of each year commencing January 1, 2022, the 2021 Plan and the ESPP reserve will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. The Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the 2021 Plan on either January 1, 2022 or January 1, 2023. The 2021 Plan share reserve automatically increased on January 1, 2024 by 5,183,686 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2023. Since the inception of the ESPP, the Company’s board of directors has determined that there would be no automatic increase in the number of shares reserved under the ESPP. As of September 30, 2024, 5,864,288 and 1,030,033 shares of Common Stock were available under the 2021 Plan and ESPP, respectively.
Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, no further awards will be granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise retained their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of September 30, 2024, 8,558,936, 3,726,781 and 1,652 shares of Common Stock remain reserved for outstanding options issued under the 2021 Plan, the 2015 Plan and the 2005 Plan, respectively. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any outstanding awards and any awards available for grant under the 2021 Plan.
The Company’s stock option plans allow for the grant of awards that the Company believes aid in aligning the interests of award recipients with those of its stockholders. The Company’s board of directors or compensation committee determines the specific terms of equity incentive grants, including the exercise price per share and vesting period for option awards. Option awards are granted with an exercise price equal to the fair market value of the Common Stock at the date of grant.
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
The Company estimated the fair value of the stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Estimated dividend yield	0%	0%	0%	0%
Expected share price volatility (weighted average and range, if applicable)	92.8%	89.8%	91.8% (90.8% to 92.8%)	89.0% (88.6% to 89.8%
Risk-free interest rate (weighted average and range, if applicable)	3.54%	4.39%	4.12% (3.54% to 4.41%)	3.91% (3.58% to 4.39%)
Expected term of options (in years)	6.25	6.25	6.25	6.25
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
•Expected Volatility. The expected volatility was determined based on a blended approach using the historical share volatility of the Common Stock and that of several publicly traded peer companies over a period of time equal to the expected term of the options, as the Company has a limited trading history. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies.
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
The following table shows a summary of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Research and development	$635	$361	$2,110	$1,262
General and administrative	917	1,411	2,333	4,160
Total	$1,552	$1,772	$4,443	$5,422

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2024, unrecognized stock-based compensation cost for options was $19.3 million and is expected to be recognized over a weighted-average period of 2.9 years.
A summary of option activity under the Company’s stock option plans during the nine months ended September 30, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2023	11,919,421	$4.64	8.3	$383
Granted	1,497,350	$6.36
Exercised	(443,507)	$2.90
Forfeited	(685,895)	$3.64
Options outstanding at September 30, 2024	12,287,369	$4.97	7.9	$19,310
Vested and exercisable, September 30, 2024	4,453,743	$7.22	5.7	$3,338
Vested and expected to vest, September 30, 2024	12,287,369	$4.97	7.9	$19,310
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of September 30, 2024. The Company’s effective federal and state tax rate for the three and nine months ended September 30, 2024 and 2023 was 0%, primarily as a result of estimated net operating losses for the fiscal year to date offset by the increase in the valuation allowance against its deferred tax asset.
The Company did not record any income tax expense or benefit during the three and nine months ended September 30, 2024 and 2023. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
JDRF Agreement
On April 1, 2023, the Company entered into an Industry Discovery and Development Partnership Agreement with Breakthrough T1D (f/k/a JDRF International) (“JDRF,” and such agreement, the “JDRF Agreement”) to further develop and perform preclinical testing of the BVP, a product candidate designed to deliver insulin-producing islets using the ATEV as a means of treating patients with type 1 diabetes. According to the terms of the JDRF Agreement, JDRF will provide funding up to $0.8 million (“JDRF Award”) based on the achievement of certain research and development milestones related to the Company’s BVP. The JDRF Agreement refers to the total cumulative payments the Company has received from JDRF as of any point in time as the “Actual Award.”
The Company received the first milestone payment of $80 thousand in April 2023 upon execution of the JDRF Agreement. In May 2024, the Company received the second milestone payment of $90 thousand and the third milestone payment of $150 thousand, based upon the achievement of certain research and development milestones specified in the JDRF Agreement. As of September 30, 2024, the Actual Award totaled $320 thousand.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company determined that the JDRF Actual Award payments are to be classified as long-term debt under ASC 470, Debt in the condensed consolidated balance sheets. The JDRF liability related to the Actual Award payments is reported at amortized cost and is included in other long-term liabilities in the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the carrying value of the JDRF liability is $251 thousand and $69 thousand, respectively. There was an insignificant amount of interest expense related to the JDRF liability recorded in each period presented.
In accordance with the JDRF Agreement, the Company has agreed to pay JDRF:
•a one-time royalty in an amount equal to four times the Actual Award, to be paid in three equal installments following the first commercial sale of any product containing the Company’s technology identified in the JDRF Agreement;
•an additional royalty equal to the Actual Award at a specified payment date after net sales exceed $250 million; and
•in the event of a license, sale or transfer of the Company’s rights to the product’s technology identified in the JDRF Agreement or a change of control transaction, a payment equal to 10% of any license or purchase price payments received by the Company up to an amount equal to four times the Actual Award (the “Royalty Cap”), less any previous royalty payments paid towards the Royalty Cap (the “Disposition Payment”). The Disposition Payment was determined to meet the definition of an embedded derivative requiring bifurcation and is measured at fair value each reporting period with changes in fair value recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive loss, classified in change in fair value of derivatives.
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
12. Related Party Transactions
Fresenius Medical Care investments and distribution agreement
In June 2018, the Company completed a $150 million financing transaction pursuant to which Fresenius Medical Care purchased shares of series D redeemable convertible preferred stock that at the Closing Date converted into 15,812,735 shares of Common Stock. In August 2021, Fresenius Medical Care invested $25 million as part of a private placement offering related to the Merger (the “PIPE Financing”) and received an additional 2.5 million shares of Common Stock.

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
Agreements with Frenova Renal Research
In May 2022 and June 2023, the Company entered into three services agreements with Frenova Renal Research (“Frenova”), a subsidiary of Fresenius Medical Care, to conduct a study to review the outcomes of 178,575 adult patients who received in-center dialysis at Fresenius Kidney Care dialysis centers. The Company expensed an insignificant amount and approximately $0.2 million for clinical research services performed by Frenova during the three and nine months ended September 30, 2023, respectively, related to these agreements. As of September 30, 2023, the clinical research services contracted for under these agreements with Frenova were fully complete and no further expenses have been incurred related to these agreements.
In June 2024, the Company entered into a master services agreement with Frenova that sets forth the terms by which the Company may engage Frenova to provide certain services for projects, with the services for each project being described in a separate statement of work. As of September 30, 2024, Frenova was engaged to perform clinical research services related to the Company’s V012 Phase 3 clinical trial. During the three and nine months ended September 30, 2024, amounts expensed in relation to this agreement with Frenova were insignificant.
In July 2024, the Company entered into a service agreement with Fresenius Medical Care Deutschland GmbH (“Fresenius GmbH”), which provides medical scientific research services through Frenova. Frenova agreed to conduct a study to review patient data of adult hemodialysis patients who received treatment in certain European countries at dialysis centers that are part of Fresenius Medical Care AG. Fresenius Medical Care AG is the German parent company of Fresenius GmbH and ultimately of Fresenius Medical Care. During each of the three and nine months ended September 30, 2024, amounts expensed in relation to this agreement with Fresenius GmbH were approximately $0.1 million. As of September 30, 2024, there was $0.1 million payable to Fresenius GmbH included in accounts payable on the Company’s consolidated balance sheets. During the three and nine months September 30, 2023, there was no and $0.1 million of expense recognized, respectively, for services performed by Fresenius GmbH.
Arrangements with Yale University
The Company’s President and Chief Executive Officer, Laura Niklason M.D., PhD., serves as an Adjunct Professor in Anesthesia at Yale University. As of September 30, 2024 and December 31, 2023, the Company was a party to license agreements with Yale University as described in Note 11 — Commitments and Contingencies above. Amounts expensed in relation to the license agreements with Yale University were insignificant during the three months ended September 30, 2024 and 2023. Amounts expensed in relation to the license agreements with Yale University were $0.1 million during each of the nine months ended September 30, 2024 and 2023.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13. Subsequent Events
Proceeds from Sales of Shares
On October 4, 2024, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased 5,681,820 shares of Common Stock and warrants to purchase up to 5,681,820 shares of Common Stock (the “Registered Direct Warrants”) in a registered direct offering (the “Registered Direct Offering”). The Registered Direct Warrants are immediately exercisable. Registered Direct Warrants to purchase 2,840,910 shares of Common Stock have an exercise price of $5.28 per share, and will expire 180 days from the date of issuance. The remaining Registered Direct Warrants to purchase 2,840,910 shares of Common Stock have an exercise price of $5.28 per share, and will expire 1,640 days from the date of issuance. The purchase price for one share of Common Stock and one Registered Direct Warrant was $5.28. The net proceeds to the Company from the Registered Direct Offering were approximately $28.1 million after deducting placement agent’s fees and offering expenses of approximately $1.9 million. The Registered Direct Offering closed on October 7, 2024.
From September 30, 2024 through November 8 2024, the Company sold 300,000 shares to Lincoln Park for aggregate gross proceeds of $1.5 million.

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
We have generated no product revenue and incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $665.1 million and $537.3 million, respectively, and working capital of $2.1 million and $64.8 million, respectively. Our operating losses were approximately $30.2 million and $86.3 million for the three and nine months ended September 30, 2024, respectively, and $24.6 million and $73.9 million for the three and nine months ended September 30, 2023, respectively.
Net cash flows used in operating activities were $71.5 million and $54.3 million during the nine months ended September 30, 2024 and 2023, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we advance our product candidates.
As of September 30, 2024, we had cash and cash equivalents of $20.6 million and restricted cash of $50.4 million. Subsequent to September 30, 2024, we received an additional $29.6 million in net proceeds from the Registered Direct Offering and sales of shares to Lincoln Park under the Common Stock Purchase Agreement. The extension of time required by the FDA to review our vascular trauma BLA, and the delay in potential approval, has delayed, among other items, our ability to draw an additional $40.0 million in Purchase Agreement proceeds. Accordingly, we do not believe our available cash and cash equivalents on hand will be sufficient to fund operations, including clinical trial expenses and capital expenditure requirements, for at least one year from the date of this Quarterly Report without achieving approval of the ATEV for vascular trauma and generating sufficient cash flows from commercial sales on a timely basis and/or obtaining additional capital. See Note 1 — Organization and Description of Business in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this assessment.
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
To date, we have not generated revenue from the sale of any products. All of our revenue has been derived from government and other grants. From inception through September 30, 2024 we have been awarded grants, including grants from the California Institute of Regenerative Medicine (“CIRM”), the National Institutes of Health (“NIH”), and the Department of Defense, to support our development, production scaling and clinical trials of our product candidates. We may generate revenue in the future from government and other grants, payments from future license or collaboration agreements and, if any of our product candidates receive marketing approval, from product sales. We expect that any revenue we generate will fluctuate from quarter to quarter. If we fail to complete the development of, or obtain marketing approval for, our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
Research and Development Expenses
Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, developing and refining our manufacturing process and activities related to regulatory filings for our product candidates. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:
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
•development and refinement of clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that it or its third-party manufacturers are able to successfully manufacture our product;
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
Other Income (Expense), Net
Total other income (expense), net consists of (i) the change in fair value of the Contingent Earnout Liability that was accounted for as a liability as of the date of the Merger, and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents and short-term investments, (iii) interest expense incurred on the Purchase Agreement (defined above), finance leases, and our former loan agreement with SVB, during the periods each were outstanding, (iv) the change in fair value of our derivative liabilities and asset including the private placement Common Stock warrant liabilities related to the Private Placement Warrants, which we assumed in connection with the Merger; the contingent derivative liability related to the Purchase Agreement; a liability related to the Option Agreement; a derivative liability related to our agreement with JDRF; and a derivate asset related to our Common Stock Purchase Agreement, all of which are subject to remeasurement to fair value at each balance sheet date resulting in a non-cash gain or loss, (v) a loss on debt extinguishment related to the prepayment of our loan agreement with SVB in May 2023, and (vi) an employee retention credit we recognized in June 2023.
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Revenue	$—	$—	$—	—%

Operating expenses:
Research and development	22,926	18,552	4,374	24%
General and administrative	7,307	6,070	1,237	20%
Total operating expenses	30,233	24,622	5,611	23%
Loss from operations	(30,233)	(24,622)	(5,611)	23%

Other income (expense), net
Interest income	911	1,369	(458)	(33)%
Change in fair value of Contingent Earnout Liability	(8,489)	(1,144)	(7,345)	642%
Interest expense	(2,438)	(1,463)	(975)	67%
Change in fair value of derivatives	1,047	(135)	1,182	(876)%
Total other expense, net	(8,969)	(1,373)	(7,596)	553%
Net loss	$(39,202)	$(25,995)	$(13,207)	51%

Research and Development Expenses
The following table discloses the breakdown of research and development expenses for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Direct Expenses
Vascular Trauma	$439	$941	$(502)	(53)%
AV Access	1,927	2,248	(321)	(14)%
PAD	22	88	(66)	(75)%
Total	2,388	3,277	(889)	(27)%
Unallocated Expenses
External services	1,915	1,008	907	90%
Materials and supplies	5,451	3,301	2,150	65%
Payroll and personnel expenses	9,621	7,665	1,956	26%
Other research and development expenses	3,551	3,301	250	8%
Total	20,538	15,275	5,263	34%
Total research and development expenses	$22,926	$18,552	$4,374	24%
Research and development expenses were $22.9 million for the three months ended September 30, 2024, representing an increase of $4.4 million, or 24%, from $18.6 million for the three months ended September 30, 2023. The increase was primarily driven by expenses incurred to support our expanded research and development initiatives, including increased product manufacturing and development and support of the FDA review of the BLA in vascular trauma. Expense increases were primarily comprised of a $2.2 million increase in the purchase of materials and supplies and $2.0 million in additional payroll and personnel expenses.
General and Administrative Expenses
General and administrative expenses were $7.3 million and $6.1 million for the three months ended September 30, 2024 and 2023, respectively. The increase in general and administrative expenses during this period of $1.2 million, or 20%, was primarily driven by preparation for the planned commercial launch of the ATEV in vascular trauma. Major changes in expenses included a $1.1 million increase in salaries and benefits and a $0.8 million increase in external services, partially offset by a $0.5 million decrease in non-cash stock compensation expense and a $0.4 million decrease in insurance expense.
Total Other Income (Expense), net
Total other expense, net was $9.0 million for the three months ended September 30, 2024 compared to $1.4 million for the three months ended September 30, 2023. The increase in net expense of $7.6 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily resulted from a $7.3 million increase in the non-cash loss resulting from the remeasurement of the Contingent Earnout Liability during each period.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Revenue	$—	$—	—	—%

Operating expenses:
Research and development	67,943	56,370	11,573	21%
General and administrative	18,367	17,495	872	5%
Total operating expenses	86,310	73,865	12,445	17%
Loss from operations	(86,310)	(73,865)	(12,445)	17%
Other income (expense), net:
Interest income	3,252	4,323	(1,071)	(25)%
Change in fair value of Contingent Earnout Liability	(38,653)	(11,708)	(26,945)	230%
Interest expense	(6,769)	(4,872)	(1,897)	39%
Change in fair value of derivatives	719	(234)	953	(407)%
Employee retention credit	—	3,107	(3,107)	(100)%
Loss on extinguishment of debt	—	(2,421)	2,421	(100)%
Total other expense, net	(41,451)	(11,805)	(29,646)	251%
Net loss	$(127,761)	$(85,670)	$(42,091)	49%
Research and Development Expenses
The following table discloses the breakdown of research and development expenses for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%
Direct Expenses
Vascular Trauma	$1,904	$3,030	$(1,126)	(37)%
AV Access	4,952	7,653	(2,701)	(35)%
PAD	161	230	(69)	(30)%
Total	7,017	10,913	(3,896)	(36)%
Unallocated Expenses
External services	5,340	3,669	1,671	46%
Materials and supplies	17,470	9,053	8,417	93%
Payroll and personnel expenses	27,763	22,804	4,959	22%
Other research and development expenses	10,353	9,931	422	4%
Total	$60,926	$45,457	$15,469	34%
Total research and development expenses	$67,943	$56,370	$11,573	21%
Research and development expenses were $67.9 million for the nine months ended September 30, 2024, representing an increase of $11.6 million, or 21%, from $56.4 million for the nine months ended September 30, 2023. The increase was primarily driven by expenses incurred to support our expanded research and development initiatives, including increased product manufacturing and development and support of the FDA review of the BLA in vascular trauma. Expense increases were primarily comprised of a $8.4 million increase in the purchase of materials and supplies and $5.0 million in additional payroll and personnel expenses.

General and Administrative Expenses
General and administrative expenses were $18.4 million and $17.5 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in general and administrative expenses during this period of $0.9 million, or 5%, was primarily driven by preparation for the planned commercial launch of the ATEV in vascular trauma. Major changes in expenses included (i) a $1.5 million increase in salaries and benefits expense, (ii) a $0.9 million increase in external services and (iii) a $0.9 million increase in professional fees, partially offset by a $1.8 million decrease in non-cash stock compensation expense and a $0.6 million decrease in insurance expense.
Total Other Income (Expense), net
Total other expense, net was $41.5 million for the nine months ended September 30, 2024, compared to expense of $11.8 million for the nine months ended September 30, 2023. The increase in net expense of $29.6 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily resulted from a $26.9 million increase in the non-cash loss resulting from the remeasurement of the Contingent Earnout Liability during each period.
Liquidity and Capital Resources
Sources of Liquidity
We have historically financed our operations primarily through the sale of equity securities and convertible debt, including pursuant to the Offering, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities, the Purchase Agreement, and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $665.1 million and $537.3 million, respectively.
As of September 30, 2024 and December 31, 2023, we had working capital of $2.1 million and $64.8 million, respectively. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $20.6 million and $80.4 million, respectively, and restricted cash of $50.4 million and $0.4 million, respectively. We are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance date of our financial statements. We funded the restricted cash account on August 14, 2024, in accordance with our amended Purchase Agreement, of which $50.0 million is not subject to our unilateral control.
As disclosed in Note 13 — Subsequent Events to our accompanying unaudited condensed consolidated financial statements, on October 7, 2024, we received net proceeds of approximately $28.1 million in connection with the closing of the Registered Direct Offering. From September 30, 2024 through November 8 2024, we sold 300,000 shares to Lincoln Park under our Common Stock Purchase Agreement for aggregate gross proceeds of $1.5 million. As of November 8 2024, we had $47.5 million in remaining availability for sales of Common Stock under our Common Stock Purchase Agreement with Lincoln Park.
Based on current plans and assumptions, which excludes the $50.0 million of restricted cash and the potential approval of the BLA from our forecasted liquidity, we will not have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of these financial statements if we are unable to achieve approval of the ATEV and generate sufficient cash flows from commercial sales on a timely basis and/or obtain additional capital. These factors raise substantial doubt about our ability to continue as a going concern. We will, over the course of the next year, require additional financing to continue our operations. Adequate additional capital may not be available to us when needed or on acceptable terms. If we are unable to raise sufficient capital when required, we may be required to reduce or discontinue our operations, sell assets, or cease all operations. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. See Note 1 — Organization and Description of Business to our accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our assessment. We believe that our longer-term working capital, planned research and development, capital expenditures and other general corporate funding requirements may be satisfied through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the sections entitled “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report and our Annual Report. If we are unable to raise sufficient capital, we could be forced to further delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition.
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
On February 18, 2024, we agreed with the Purchasers and the Agent, to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for us to deliver a leasehold mortgage in favor of the Agent over our headquarters. On May 8, 2024, we reached an agreement with the Purchasers to amend the Purchase Agreement to remove requirements related to the leasehold mortgage. In exchange for the removal of this requirement, on August 14, 2024 we funded an account in the amount of $54.0 million, over which the Agent will have certain consent and other rights to $50.0 million of the funds. See Note 6 for further information.
On February 29, 2024, we entered into the Underwriting Agreement in connection with the Offering. The net proceeds to us from the Offering were approximately $43.0 million, after deducting underwriting discounts and commissions and Offering expenses. The Offering closed on March 5, 2024.
On September 24, 2024, we entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provides that, subject to the terms and conditions set forth in the Common Stock Purchase Agreement, we have the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. We control the timing and amount of any sales to Lincoln Park. As of September 30, 2024, we had completed sales of shares under the Common Stock Purchase Agreement that provided $1.0 million in gross proceeds, and as further disclosed in Note 13 — Subsequent Events, from September 30, 2024 through November 8 2024, we completed sales of shares that provided $1.5 million in additional gross proceeds. As of November 8 2024, we had $47.5 million in remaining availability for sales of our Common Stock under our Common Stock Purchase Agreement with Lincoln Park.
On October 4, 2024, we entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased approximately $30.0 million worth of Common Stock and Registered Direct Warrants in the Registered Direct Offering. The net proceeds to us from the Registered Direct Offering were approximately $28.1 million, after deducting placement agent’s fees and offering expenses of approximately $1.9 million. The Registered Direct Offering closed on October 7, 2024.
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

As of September 30, 2024, we had non-cancellable purchase commitments of $23.0 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University, a distribution agreement with Fresenius Medical Care and our JDRF Agreement. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at September 30, 2024. For additional information regarding our agreement with Fresenius Medical Care, see Note 12 — Related Party Transactions to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report. For additional information regarding our agreements with Duke University, Yale University and JDRF, see Note 11 — Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Revenue Interest Purchase Agreement
On May 12, 2023, we entered into the Purchase Agreement and repaid in full all of the outstanding obligations under our Loan Agreement with SVB and SVB Innovation Credit Fund VIII, L.P. Under the Purchase Agreement, as of September 30, 2024, we had $62.1 million recorded as a revenue interest liability on our condensed consolidated financial statements. For additional information regarding repayment, see Note 6 — Revenue Interest Purchase Agreement to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Leases
Our finance leases relate to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018 and is being leased through May 2033, and our operating lease relates to the land lease associated with our headquarters. Our future contractual obligations under our lease agreements as of September 30, 2024 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$22,465	$4,186	$7,524	$4,414	$6,341
Operating lease	810	105	210	210	285
ATM Facility
On September 1, 2022, we entered into an agreement for the sale from time to time up to $80.0 million of shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). As of September 30, 2024, we have not conducted any sales of Common Stock under the ATM Facility.
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

Cash Flows
The following table shows a summary of our cash flows for each of the periods shown below:

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Net loss	$(127,761)	$(85,670)
Non-cash adjustments to reconcile net loss to net cash used in operating activities(1):	53,404	27,979
Changes in operating assets and liabilities:	2,812	3,440
Net cash used in operating activities	(71,545)	(54,251)
Net cash used in investing activities	(1,509)	(23)
Net cash provided by financing activities	63,177	4,842
Net decrease in cash, cash equivalents and restricted cash	$(9,877)	$(49,432)
Cash, cash equivalents and restricted cash at the beginning of the period	$80,801	$149,772
Cash, cash equivalents and restricted cash at the end of the period	$70,924	$100,340
___________________________
(1) Primarily includes depreciation, amortization related to our leases and our debt discount, stock-based compensation expense, non-cash interest expense related to our revenue interest liability and our JDRF Award liability, and the changes in fair value of our Contingent Earnout Liability and our derivative liabilities and asset, and in 2023 includes a loss on extinguishment of debt and an immaterial amount of loss on disposal of property and equipment.
Cash Flow from Operating Activities
The increase in net cash used in operating activities from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 was primarily due to increased spending on pre-clinical, clinical and pre-commercial activities as well as payroll and personnel expenses, expansion of clinical development of the ATEV for use in AV access, and preparation for the planned commercial launch of the ATEV for an indication in vascular trauma, if approved by the FDA.
Cash Flow from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 consisted of purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2023 consisted of purchases of property and equipment, which fully offset proceeds from the maturity of our short-term investments (certificates of deposit).
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 consisted primarily of $43.0 million of net proceeds from our Offering and $19.5 million of net proceeds from our Purchase Agreement. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted primarily of $37.9 million of net proceeds from our Purchase Agreement, partially offset by $31.8 million of cash payments related to the repayment of our Loan Agreement.
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
As of September 30, 2024, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our risk factors are disclosed in Part I, Item 1A of our Annual Report. Except as set forth below, there have been no material changes during the nine months ended September 30, 2024 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors of our Annual Report.
We have concluded that a substantial doubt is deemed to exist concerning our ability to continue as a going concern.
As further discussed in Note 1 — Organization and Description of Business in the notes to our unaudited condensed consolidated financial statements, substantial doubt is deemed to exist about the company’s ability to continue as a going concern through November 8, 2025. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances, or sell assets. Our cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into strategic alliances on a timely basis or at all. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
Our near-term prospects are dependent on the commercial success of our product candidates, if approved, and if we are unable to successfully commercialize them, our business, operating results and financial condition will be materially harmed.
Our business currently depends heavily on our ability to successfully commercialize our ATEVs in the United States and in other jurisdictions where we may obtain marketing approval. We may never be able to successfully commercialize our ATEVs or meet our expectations with respect to revenues for a number of reasons, including:
•a lack of acceptance of our ATEVs by physicians, patients, third-party payors and other members of the medical community;
•our limited experience in marketing, selling and distributing our ATEVs or any other product;
•our limited experience in the commercial manufacturing of our ATEVs or any other product;
•reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;
•changed or increased regulatory restrictions in the United States, EU and other foreign territories; and
•a lack of adequate financial or other resources to commercialize our ATEVs successfully.
There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the launch and commercialization of our approved product in the United States will be sufficient for us to achieve success at the levels we expect. If we are not able to commercialize our ATEVs successfully for these or other reasons, our ability to generate revenue from product sales and achieve profitability will be adversely affected and the market price of our common stock could decline significantly.

The manufacture of our product candidates is complex, we have limited experience manufacturing commercial product, and we have in the past and may in the future encounter batch failures and difficulties in production. If we or any third-party supplier encounter such difficulties, our ability to supply our product candidates for clinical trials or, if approved, for commercial sale could be delayed or halted entirely.
The process of manufacturing our ATEVs is complex, highly regulated and subject to multiple risks. The manufacture of biologics such as our ATEVs has been, and continues to be, susceptible to product loss and batch failures due to a range of factors including raw material and other component deficiencies, contamination, equipment failure, temporary power outages, improper installation or operation of equipment, damage to facilities, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes has resulted, and could in the future result, in reduced production yields, batch failures, product defects and other supply disruptions. For example, from time to time we have had multiple batch failures in succession. We believe we have identified the root cause of those failures and have implemented appropriate corrective actions. However, if our corrective actions are not successful, or if the FDA disagrees with our root cause analysis or our corrective actions, it may delay or disrupt our manufacturing operations or delay or prevent the filing or approval of marketing applications for our ATEVs, including our pending BLA. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, manufacturing may be delayed or disrupted for an extended period of time to investigate and remedy the contamination, which would harm our business, operating results and financial condition as well as our reputation. We depend on cell banks in our manufacturing process, and the loss or alteration of our master cell banks would result in significant disruptions to that process.
We currently manufacture the 6 millimeter ATEVs for our clinical trials and for planned initial commercial distribution, at our manufacturing facility in Durham, North Carolina, where we have created a scalable modular manufacturing process, which we refer to as the LUNA200 system, that we believe will enable us to manufacture our ATEVs, if approved, in commercial quantities in compliance with current good manufacturing practices (“cGMPs”). Our efforts to scale out our manufacturing operations may not succeed. Scaling out a biologic manufacturing process is a difficult task, as there are risks including, among others, cost overruns, process reproducibility, stability issues, lot consistency and timely availability of raw materials. We have limited years of experience manufacturing our ATEVs in-house with the LUNA200 system, and no experience manufacturing the volume of ATEVs that we anticipate will be required to supply all of our clinical trials or to achieve planned levels of commercial sales following marketing approval, if received. Additionally, our manufacturing process has evolved over time and we may not have the experience, resources, or facility capacity to handle adoption of future changes or expansion of capacity. The forecasts of demand we plan to use to determine order quantities and lead times for components from outside suppliers may be incorrect, and we may be unable to obtain such components when needed and at a reasonable cost. We also have experienced interruptions in the supply of the raw materials required to manufacture our product candidates, and increased costs due to supply chain disruptions or inflation in the cost of goods, services or other operating inputs. Likewise, supply chain interruptions could affect the transport of clinical trial materials, such as our ATEVs and other supplies used in our clinical trials, which would negatively impact our ability to conduct our clinical trials. In addition, we may not be able to develop and implement efficient manufacturing capabilities and processes to manufacture our ATEVs in sufficient volumes that also satisfy the legal, regulatory, quality, price, durability, engineering, design and production standards required to commercialize our ATEVs successfully.
If we are unable to produce sufficient quantities of our ATEVs for our clinical trial needs or commercialization, we may need to make additional changes to our manufacturing processes and procedures. Such changes to our manufacturing platform could trigger the need to conduct additional bridging studies between our prior clinical supply and that of any new manufacturing processes and procedures. Should we experience delays or be unable to produce sufficient quantities of our ATEVs utilizing our current or a modified version of our manufacturing system, we expect that our development and commercialization efforts would be impaired as a result, which would likely materially adversely affect our business, prospects, operating results and financial condition.

The sizes of the market opportunities for our product candidates has not been established with precision and are estimates that management believes to be reasonable. If these market opportunities are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the relevant patient population, our revenue and ability to achieve profitability might be materially and adversely affected.
Our estimates of the market opportunity for our ATEVs, if approved, and certain of our other product candidates are based on a number of internal and third-party estimates. While we believe our assumptions and the data underlying these estimates are reasonable, they may be inaccurate or based on imprecise data. In addition, the assumptions and conditions underlying the estimates may change at any time. For example, the number of patients who ultimately use our product candidates, if approved by regulatory authorities, and our total market opportunities for such product candidates, will depend on, among other things, pricing and reimbursement, market acceptance of those product candidates and patient access, and may be lower than we estimate. Additionally, any approval we receive for our product candidates may be based on a narrower definition of the relevant patient population than we have estimated. Either of these circumstances could materially harm our business, financial condition, results of operations and prospects.
Our product candidates, if approved, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
The commercial success of our ATEVs will depend, in part, on the acceptance of physicians, patients and health care payors as medically necessary, cost-effective and safe. Our ATEVs and any other product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community due to ethical, social, medical and legal concerns. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable.
The degree of market acceptance of our ATEVs or any of our other product candidates that receives marketing approval will depend on a number of factors, including:
•the efficacy and potential advantages of our ATEVs or our other product candidates compared with alternative products or methods, including convenience and ease of administration;
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
•the prevalence and severity of any side effects; and
•any restrictions on the use of our ATEVs or our other products, if approved.
There is uncertainty with respect to third-party coverage and reimbursement of our ATEVs, if approved, and our other product candidates. They may also be subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, any of which could harm our business, prospects, operating results and financial condition.
There is uncertainty around third-party coverage and reimbursement of newly approved regenerative medicine type products. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which medical products and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. Currently, no RMAT tissue engineered product has established coverage and reimbursement by the CMS. It is difficult to predict what CMS or any comparable foreign regulatory agency will decide with respect to coverage and reimbursement for novel products such as our ATEVs and our other product candidates, as there is no body of established practices and precedents for these types of products.

The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement. These payors may not view our ATEVs and our other products, if approved, as cost-effective, and coverage and reimbursement may not be available to our customers or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost control initiatives could also cause us to decrease any price we might establish for products, if approved, which could result in lower than anticipated product revenue. Moreover, eligibility for reimbursement does not imply that any such product will be paid for in all cases or at a rate that covers our costs, including our costs related to research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the product, if approved, and the clinical setting in which it is used. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our business, prospects, operating results and financial condition will suffer, perhaps materially.
On August 16, 2022, President Biden signed the Inflation Reduction Act (“IRA”) into law, which sets forth meaningful changes to drug product reimbursement by Medicare. Among other actions, the IRA permits the Department of Health and Human Services (“HHS”) to engage in price-capped negotiation to set the price of certain drugs and biologics reimbursed under Medicare Part B and Part D. The IRA contains statutory exclusions to the negotiation program, including for certain orphan designated drugs for which the only approved indication (or indications) is for the orphan disease or condition. Should our product candidates be approved and covered by Medicare Part B or Part D, and fail to fall within a statutory exclusion, such as that for an orphan drug, those products could, after a period of time, be selected for negotiation and become subject to prices representing a significant discount from average prices to wholesalers and direct purchasers. The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we increased the cost of a covered Medicare Part B or Part D approved product faster than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached. Our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the newly designed Part D benefit structure compared to the pre-IRA benefit design. Additionally, manufacturers that fail to comply with certain provisions of the IRA may be subject to penalties, including civil monetary penalties. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.
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

Lack of experience by investigators and surgeons with our ATEVs can lead to incorrect implantation or follow-up procedures which could harm the results of our clinical trials and market acceptance of our ATEVs, if approved.
Until approved by the FDA, our ATEVs are currently in various stages of preclinical and clinical testing. We do not have the personnel capacity to directly conduct or manage solely with our own personnel all of the clinical trials that are necessary for the development of our ATEVs. Therefore, we rely, and will continue to rely, on third parties to assist us in managing, monitoring and conducting our clinical trials. Some of the investigators in our clinical trials have not been, and, if our ATEVs receive marketing approval, surgeons may not be, previously exposed to the implantation and follow-up procedures related to their use. As a result, our ATEVs may be, and have been in the past, incorrectly implanted and follow-up procedures may be performed incorrectly, resulting in increased interventions or failure of the ATEV, and complicating interpretation of clinical trial results. Our efforts to educate investigators, surgeons and interventionalists regarding the proper techniques for use of our ATEVs both during clinical trials and following potential commercialization may be costly, prove unsuccessful and could materially harm our ability to continue the clinical trials or commence marketing of our ATEVs. Regulatory authorities may also seek to impose restrictive labeling or proactive communication obligations on any marketing approval granted for use of our ATEVs as a result, which could reduce market acceptance of any of our ATEVs that receive marketing approval.
Product liability lawsuits against us could cause us to incur substantial liabilities that may not be covered by our limited product liability insurance and may limit the development, approval and commercialization of our ATEVs and any other product candidates that we develop in the future.
We face an inherent risk of product liability exposure related to the testing of our ATEVs and our other product candidates in human clinical trials and will face an even greater risk, when we commercially sell our ATEVs and any other product candidates. If we cannot successfully defend ourselves against claims that our ATEVs or our other product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:
•decreased demand for our ATEVs or any other product candidates that we develop or sell, leading to loss of revenue;
•injury to our reputation and significant negative media attention;
•withdrawal, or slower enrollment, of clinical trial participants;
•significant costs to defend the related litigation and reduced resources of our management to pursue our business strategy;
•substantial monetary awards to trial participants or patients; and
•inability to further develop or commercialize our ATEVs or our other product candidates.
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
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Director and Officer Trading Arrangements
On August 16, 2024, Shamik Parikh, the Company’s Chief Medical Officer, adopted a trading arrangement for the sale of Common Stock that is intended to satisfy the affirmative defense conditions provided by Rule 10b5-1(c) under the Exchange Act. (the “Parikh 10b5-1 Plan”). The Parikh 10b5-1 Plan provides for a first possible trade date of November 21, 2024 and terminates automatically on the earlier of the execution of all trades contemplated by the Parikh 10b5-1 Plan, or August 25, 2025. The Parikh 10b5-1 Plan provides for the sale of up to 181,512 shares of Common Stock pursuant to its terms.
On September 13, 2024, Dale Sander, the Company’s Chief Financial Officer, adopted a trading arrangement for the sale of Common Stock that is intended to satisfy the affirmative defense conditions provided by Rule 10b5-1(c) under the Exchange Act. (the “Sander 10b5-1 Plan”). The Sander 10b5-1 Plan provides for a first possible trade date of December 12, 2024 and terminates automatically on the earlier of the execution of all trades contemplated by the Sander 10b5-1 Plan, or September 12, 2025. The Sander 10b5-1 Plan provides for the sale of up to 189,860 shares of Common Stock pursuant to its terms.
Other than as disclosed above, during the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Humacyte, Inc.’s Current Report on Form 8-K, filed with the SEC on October 7, 2024).

10.1
Purchase Agreement, dated as of September 24, 2024, by and between Humacyte, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Humacyte Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2024).

10.2
Registration Rights Agreement, dated as of September 24, 2024, by and between Humacyte, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to Humacyte Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2024).

10.3
Securities Purchase Agreement, dated as of October 4, 2024, by and between Humacyte, Inc. and the investor (incorporated by reference to Exhibit 10.1 to Humacyte Inc.’s Current Report on Form 8-K, filed with the SEC on October 7, 2024).

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

101*
The following materials from Humacyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Notes to Condensed Consolidated Financial Statements (unaudited), and (vi) Cover Page.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 8th day of November, 2024.

HUMACYTE, INC.
Date: November 8, 2024	By:	/s/ Laura E. Niklason, M.D., Ph.D.
		Name:	Laura E. Niklason, M.D., Ph.D.
		Title:	President and Chief Executive Officer

	By:	/s/ Dale A. Sander
		Name:	Dale A. Sander
		Title:	Chief Financial Officer, Chief Corporate Development Officer and Treasurer