Form 10-K
period 2024-12-31
Humacyte, Inc.
filed 2025-03-31
CIK 1818382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $453.2 million (based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on that date).
As of March 27, 2025, 155,118,816 shares of common stock, par value $0.0001, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relative to the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

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
Forward-looking statements may include, for example, statements about:
•our plans and ability to commercialize SymvessTM (acellular tissue engineered vessel-tyod or “ATEVTM”) and, if approved by regulatory authorities, our product candidates, successfully and on our anticipated timelines;
•the degree of market acceptance of and the availability of third-party coverage and reimbursement for Symvess and, if approved by regulatory authorities, our product candidates;
•our ability to manufacture Symvess and, if approved by regulatory authorities, our product candidates in sufficient quantities to satisfy our clinical trial and commercial needs;
•the expected size of the target populations for Symvess and, if approved by regulatory authorities, our product candidates;
•the anticipated benefits of our ATEVs relative to existing alternatives;
•our assessment of the competitive landscape;
•our plans and ability to execute product development, process development and preclinical development efforts successfully and on our anticipated timelines;
•our plans, anticipated timeline and ability to file applications for, and obtain marketing approvals from the United States (“U.S.”) Food and Drug Administration (“FDA”) and other regulatory authorities, including the European Medicines Agency (“EMA”), for our ATEVs and product candidates;
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
•our involvement in existing or potential claims and legal proceedings, and the merits, potential outcomes and effects of both existing and potential claims and legal proceedings, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
•our ability to attract, retain and motivate qualified personnel and to manage our growth effectively;
•our estimates regarding how long our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, capital expenditures and debt service obligations;
•our future financial performance and capital requirements, including our ability to raise additional capital in the future;
•our ability to implement and maintain effective internal controls;
•the potential liquidity and trading of our securities; and
•the impact of the overall global economy and increasing interest rates and inflation on our business.
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statements are based on information current as of the date of this Annual Report on Form 10-K and speak only as of the date on which such statements are made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including, but not limited to, those described in the sections of this Annual Report on Form 10-K titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We disclaim any obligation, except as specifically required by law, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

PART I
Item 1. Business
Business Overview
Executive Summary
Humacyte, Inc. is a commercial-stage biotechnology platform company developing universally implantable, bioengineered human tissues at commercial scale, and in the first quarter of 2025 commenced the United States commercial launch of our first FDA-approved product. We are pioneering the development and manufacture of off-the-shelf, universally implantable, bioengineered human tissues, advanced tissue constructs and organ systems with the goal of improving the lives of patients and transforming the practice of medicine. We believe our regenerative medicine technology has the potential to overcome limitations in existing standards of care and address the lack of significant innovation in products that support tissue repair, reconstruction and replacement. We are leveraging our novel, scalable technology platform to develop proprietary, bioengineered, acellular human tissues for use in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas.
We are initially using our proprietary, scientific technology platform to engineer and manufacture acellular tissue engineered vessels, or ATEVsTM. On December 19, 2024, the FDA granted full approval for the ATEV under the brand name Symvess™ for use in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible. Our ATEVs are designed to be easily implanted into any patient without inducing a foreign body response or leading to immune rejection. We are developing a portfolio, or “cabinet”, of ATEVs with varying diameters and lengths. The ATEV cabinet is initially targeting the vascular repair, reconstruction and replacement market, including vascular trauma, arteriovenous (“AV”) access for hemodialysis, and peripheral artery disease (“PAD”). We are also developing the ATEV for coronary artery bypass grafting (“CABG”) and pediatric heart surgery. Over the longer term, we are developing our ATEV for the delivery of cellular therapies, including pancreatic islet cell transplantation to treat Type 1 diabetes (our BioVascular PancreasTM or “BVP”). We will continue to explore the application of our technology across a broad range of markets and indications including the development of urinary conduit, trachea, esophagus and other novel cell delivery systems.
For the ATEV, we believe there is substantial clinical demand for safe and effective vascular conduits to replace and repair blood vessels throughout the body. Vascular injuries resulting from trauma are common in civilian and military populations, frequently resulting in the loss of either life or limb. Existing treatment options in the vascular repair, reconstruction and replacement market include the use of autologous vessels and synthetic grafts, which we believe suffer from significant limitations. For example, the use of autologous veins to repair traumatic vascular injuries can lead to significant morbidity associated with the surgical wounds created for vein harvest and prolonged times to restore blood flow to injured limbs, leading to an increased risk of complications such as amputation and reperfusion injury. In addition, in many instances of vascular trauma the patient may not have adequate vein available, or the time between injury and treatment is too long to make autologous graft repair feasible. Synthetic grafts are often contraindicated in the setting of vascular trauma due to wound contamination that contributes to higher infection risk that can lead to prolonged hospitalization and limb loss. Given the competitive advantages our ATEVs are designed to have over existing vascular substitutes, we believe that ATEVs have the potential to become the standard of care and lead to improved patient outcomes and lower healthcare costs.
As of December 31, 2024, our ATEVs have been implanted in approximately 601 patients. In addition to vascular trauma, we and our collaborators are currently conducting Phase 3 and Phase 2 trials of our 6 millimeter ATEV in AV access for hemodialysis and PAD. We were granted Fast Track designation by the FDA for our 6 millimeter ATEV for use in AV access for hemodialysis in 2014. We also received the first Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA, for the creation of vascular access for performing hemodialysis, in March 2017. In May 2023, we were granted the RMAT designation for the ATEV for urgent arterial repair following extremity vascular trauma, and in June 2024, we were granted the RMAT designation for the ATEV for patients with advanced PAD. In addition, in 2018 our ATEV product candidate was assigned a priority designation by the Secretary of Defense under Public Law 115-92, enacted to expedite the FDA’s review of products that are intended to diagnose, treat or prevent serious or life-threatening conditions facing American military personnel. In September 2023, we announced positive topline results from our V005 Phase 2/3 trial in vascular trauma, and in December 2023 we filed a Biologics License Application (“BLA”) for urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated, and autologous vein use is not feasible. In February 2024, the FDA accepted the BLA filing, granted Priority Review and set a Prescription Drug User Fee

Act (“PDUFA”) date, the FDA action date for its regulatory decision regarding the BLA, of August 10, 2024. On August 9, 2024, the FDA informed us that it required additional time to complete its review of the BLA for the vascular trauma indication. On December 19, 2024, the FDA granted full approval for Symvess (acellular tissue engineered vessel-tyod) for use in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible.
In April 2023, we announced completion of enrollment of our V007 Phase 3 trial of the ATEV for use in AV access for hemodialysis. In July 2024, we announced positive topline results from our V007 Phase 3 trial, where the ATEV met the co-primary endpoints in the study. Dependent upon interim results from our ongoing V012 Phase 3 trial of the ATEV for use in AV access for hemodialysis in women, we plan to submit a supplemental BLA for the ATEV to the FDA for an indication in AV access for hemodialysis in the second half of 2026.
We have developed a novel paradigm for manufacturing human tissues that is intended to mimic key aspects of human physiology. We have an 83,000 square foot bioprocessing facility housing our modular manufacturing process with the ability to manufacture ATEVs of different diameters and lengths at commercial scale. As we continue to expand production, we believe we will have the ability to take advantage of economies of scale to reduce costs of production. We believe our established, controlled manufacturing process demonstrates a significant competitive advantage in the regenerative medicine market.
Our technology is protected by our patent portfolio, which includes certain patents licensed from parties as well as intellectual property generated internally at Humacyte. Our patent portfolio is comprised of 15 families of patents, many of which generally relate to the scaffolds used to make Symvess and our product candidates, the composition of Symvess and our product candidates and systems and methods of manufacturing Symvess and our product candidates. For more information, see “— Intellectual Property” below.
We intend to continue to shape our commercial and distribution strategy by indication and pursue collaborations with partners in markets where such partners provide strategic opportunities in launching our product candidates and enabling access to specific patient populations.
Our world-class senior management team and board of directors will be instrumental in helping us achieve our goals. Our President and Chief Executive Officer, Laura Niklason M.D., PhD., who founded Legacy Humacyte (as defined below), is an internationally respected physician scientist and a world leader in regenerative medicine technologies. Dr. Niklason is also a member of three national academies — Inventors, Medicine and Engineering. Our current Chair of the Board is Kathleen Sebelius, the former Secretary of the Department of Health and Human Services (“HHS”), and the former Governor of Kansas.
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

Our Approach
We have developed an approach that relies on two key complementary elements to address the significant market opportunity for the global treatment of patients in need of vascular replacement, repair and reconstruction, vascular access for dialysis and potential future indications including complex tissue and organ replacement and treatment of Type-1 diabetes:
•our proprietary scientific and engineering technology platform allows us to grow human tissues, which are ultimately decellularized and therefore expected to be non-immunogenic and universally implantable; and
•our novel, scalable manufacturing paradigm is designed to allow us to produce thousands of ATEVs per year with the ability to expand manufacturing capacity and breadth to meet expected future global demand and the planned expansion of our pipeline of product candidates.
Over time, we intend to develop a readily available “cabinet” of ATEVs of varying diameters and lengths to address the significant unmet needs across multiple potential indications in vascular repair, reconstruction and replacement.
Our Proprietary Scientific Technology Platform
Our proprietary scientific technology platform uses primary human aortic vascular cells from a working cell stock that have been isolated from donor tissues and cryopreserved. The working cell stock is expanded using traditional cell culture techniques, and the cells are transferred onto a biocompatible, biodegradable polymer mesh within a flexible, single-use bioreactor bag. Over the course of weeks, the cells proliferate and build extracellular matrix while the polymer mesh degrades. The resulting bioengineered vessel is comprised of the aortic vascular cells and their deposited extracellular matrix. After completion of the culture period, we decellularize the bioengineered vessel using a proprietary combination of solutions. The resulting ATEV retains the extracellular matrix constituents and, therefore, the biomechanical properties of the bioengineered vessel, but is cleansed of the cells and cellular components that could induce a foreign body response or immune rejection following implantation. Our functionally closed system allows for the ATEV to be grown, decellularized and ultimately shipped within the same flexible bioreactor bag. Our ATEVs are designed to be shipped to hospitals, trauma centers and outpatient surgical settings, where they can then be refrigerated for immediate use by removing each ATEV from its packaging.
The following image summarizes key information about our proprietary scientific technology platform:

Our Novel Manufacturing Paradigm
We have developed a novel paradigm for manufacturing human tissues that is intended to mimic key aspects of human physiology. Our proprietary manufacturing process was designed with a modular approach allowing us to produce ATEVs in smaller batches for clinical trials and scale out to larger batches for commercial manufacturing. In 2021 we commenced supplying our ongoing clinical trials with ATEVs produced in our current, commercial-scale LUNA200TM system, which consists of 20 growth drawers per production unit for a total of 200 ATEVs per batch. Each growth drawer is capable of producing ten 42cm ATEVs, each of which is contained within an individual bioreactor bag. Inside a LUNA200, a tubing network connects all ATEVs, allowing the entire system to share nutritive media. In this way, a single LUNA200 can produce up to 200 ATEVs (42cm in length) per batch while maintaining the critical operating parameters, such as biomechanical pulsing, that affect growth. The FDA inspected our manufacturing facility in April 2024 as part of its review and approval of our BLA in extremity vascular trauma, and we are using this facility to provide product for the United States commercial launch in that indication which commenced in the first quarter of 2025.
Our current 83,000 square foot manufacturing facility has space to further expand manufacturing capacity as needed to over 40 LUNA200 systems. Currently, eight LUNA200 systems are installed and operational.
We believe that the LUNA200 can produce ATEVs in diameter sizes from 3mm to 10mm and lengths from 10cm to 42cm, making the equipment suitable for the varied array of product candidates in our pipeline. We currently intend to introduce a 13cm-long ATEV line extension after the commercial launch of the 42cm ATEV, for surgeries that require shorter segments of ATEV in the setting of vascular trauma and repair. Using our existing LUNA200 manufacturing equipment without modification, we believe we have the ability to generate 400 ATEVs (13cm in length) or 200 ATEVs (42cm in length) per manufactured batch. We have designed our manufacturing system to be functionally closed, to utilize single-use disposable materials with aseptic connections, and to be highly automated, which allows us to control and maximize ATEV production.
Based on observations to date, the ATEV has withstood maximal pressures that are comparable to those reported for native arteries. For example, the human aorta is reported to have rupture strengths around 1,400 mmHg, while human cerebral arteries rupture around 1,800 mmHg. We have observed ATEVs withstanding maximal pressures of approximately 3,200 mmHg before rupturing, making their mechanical properties on par with native human blood vessels.
Our Market Opportunity
We are a biotechnology company that has commenced the U.S. commercial launch of one FDA-approved product, with Phase 3 clinical trials in two indications and a strong pipeline for additional products and indications. Additionally, we have had significant interest from surgeons to use our ATEV in life and limb saving surgeries as demonstrated by their requests to the FDA to use our ATEV in multiple expanded access (compassionate use) cases where no alternative was available, as well as requests from Ukrainian surgeons that led to a humanitarian program conducted during the conflict in that country.

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
Civilian patients with central or peripheral vascular injuries are estimated to account for approximately 80,000 of all injuries reported in trauma patients in the United States, inclusive of urgent and iatrogenic vascular trauma injuries, and account for greater than 20% of all trauma-related deaths. Based on an analysis of the Definitive Healthcare Claims (DHC) Database 2023, we estimate that approximately 26,000 patients per year will be eligible for the ATEV within the United States (analysis was based on inclusion of patients with major repairs to injuries of the extremities, and the exclusion of patients with vein injuries, injuries to the torso, head, neck, wrist, hand, ankle or foot, or who received ligation or endovascular repair).
We believe our ATEVs are a promising alternative that can address critical gaps in existing treatment options for acute vascular injuries due to trauma. We have developed our ATEVs with the goal of providing an effective solution in all time-constrained surgical environments and in resource-limited, infection prone civilian and battlefield conditions. The ability to provide immediately available, non-immunogenic, universally implantable human vessels that have low rates of infection represents a clinically significant advantage over existing treatment options. In addition, the Budget Impact Model for the ATEV, published in the Journal of Medical Economics in March 2025, reported that the ATEV was projected to be cost saving for both trauma centers and third-party payors, primarily due to reductions in the costs related to amputations and conduit infections.

AV Access for Hemodialysis: An estimated $5 to $6 billion per year is spent on hospital admissions in hemodialysis patients with infection and access complications. In 2024, over 555,000 patients received hemodialysis in the United States. Annually, at least 160,000 existing or new dialysis patients require a new AV access in the U.S. and an additional 150,000 patients require a new AV access in Europe and Japan.
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
We believe that our ATEVs, when used as AV access for hemodialysis, can decrease infections and dialysis access failures, which would improve patient outcomes and lower the burden of dialysis costs on the healthcare system. We expect to file a BLA with the FDA in the second half of 2026 seeking approval for the use of ATEV in AV access for hemodialysis, and to target our commercialization efforts particularly toward those patients who are at high risk of fistula failure or non-maturation, such as women and male patients with two risk factors, such as obesity and diabetes.
Peripheral Artery Disease: PAD is a cardiovascular disease of blood vessels located outside the brain and heart. Atherosclerosis, which is the buildup of plaque along the artery walls, usually affects arteries in the legs, but it can also affect arteries that carry blood from the heart to the head, arms, kidneys, and intestines. We believe our ATEVs can be used as a bypass conduit in patients suffering from PAD in the legs. Peripheral arterial bypass procedures are common with over 230,000 PAD-related procedures reported annually in the U.S. There are over 200,000 peripheral bypass procedures per year in Europe, and approximately 220,000 per year in Asia.
While endovascular techniques have become more available over the past ten years to treat an array of vascular occlusions, depending on the nature and length of the blockage these types of treatment options have had limited success and durability as compared to conventional surgical bypass. Both angioplasty and stenting procedures provide near term success, however long-term durability has remained a question, as highlighted in the results of the recent BEST-CLI clinical trial published in the New England Journal of Medicine demonstrating that patients treated with surgical bypass had fewer major amputations and less need for repeat procedures than those treated with endovascular therapy.
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
Pancreas transplantation is limited due to the associated morbidity and cost of a whole pancreas organ transplantation procedure. As an alternative to pancreas transplantation, the “Edmonton Protocol” has been developed whereby insulin producing cells are transplanted into the portal vein in the liver. However, the majority of the injected cells are lost to inflammation and clotting, and only 16% of Type 1 diabetes patients who receive the Protocol are cured long term.
We believe our ATEVs present a means to deliver a therapeutic number of pancreatic islets to patients with Type 1 diabetes. Pancreatic islets are embedded on the outer surface of our ATEV and may be implanted as an AV graft, analogous to the outpatient procedure done for hemodialysis access. After implantation, the islets may have the potential to sense blood glucose and then respond by secreting appropriate levels of insulin to maintain proper glucose levels in the blood. We have termed this new paradigm for pancreatic islet cell delivery the BioVascular Pancreas or “BVPTM.”
We believe that a reliable, low-risk, and easily implantable islet cell delivery method that could ensure the survival and functionality of a therapeutic number of islet cells in a human adult would be transformational for the treatment of Type 1 diabetes.
Coronary Artery Bypass Graft: CABG is a surgery used to treat a blockage or narrowing of one or more of the coronary arteries to restore the blood supply to the heart muscle. We believe our ATEVs can replace existing vascular substitutes and improve patient outcomes, particularly in obese patients or those suffering from diabetes, in whom the risks of saphenous vein harvesting are more substantial. CABG procedures are common, with more than 200,000 CABG procedures reported annually in the U.S. and over 765,000 annual CABG procedures globally.

Typically, a CABG operation involves the use of both the patient’s own artery and vein. In patients who are obese, have diabetes, or who are very elderly, there are higher risks for vein harvest complications, including failure to heal the vein harvest incision, infection, and prolonged swelling of the operative leg. Furthermore, complications from the vein harvest incision site are more common than complications from the chest incision in CABG patients. It is estimated that approximately 20% of patients requiring bypass surgery have no suitable grafts available, with sources reporting as high as 45% of CABG patients are without suitable autologous vein. In preclinical testing, we have evaluated a small diameter ATEV (“sdATEV”) which is 3.5mm in diameter and 20cm in length for use as a CABG conduit. Testing has been performed in non-human primates, pigs and sheep. We plan to utilize the collective preclinical data on the sdATEV to support an Investigational New Drug (“IND”) application to the FDA for CABG during 2025.
Pediatric Heart Surgery: We have evaluated in preclinical testing a smaller diameter ATEV product for use in pediatric heart surgery as a Blalock Taussig (“BT”) shunt. The BT shunt is a surgical procedure that is used to increase pulmonary blood flow for the treatment of babies born with a complex congenital heart defect called Tetralogy of Fallot, a common type of “blue baby syndrome”. In 2024, there were approximately 1,800 babies born in the United States with Tetralogy of Fallot. The BT shunt is a life-saving procedure for these babies, and we plan to submit an orphan drug application for use of our ATEV as a BT shunt for infants born with cyanotic congenital heart defects. Although 3 – 4mm inner diameter expanded polytetrafluoroethylene (“ePTFE”) grafts are currently used as the most common BT shunt, they suffer from limitations that impact morbidity and mortality in these infants.
Our Product Pipeline
The following table highlights key information about the most active programs within our current product pipeline:
We began clinical evaluations of our ATEVs in December 2012, with the enrollment of the first Phase 2 patient in our V001 hemodialysis access trial in Europe. Since then, we have completed two pivotal and one Phase 2 trials in the United States, and currently have one pivotal trial actively enrolling and two trials in long-term follow-up. In clinical trials and in expanded access cases, ATEVs have been implanted in approximately 85 clinical centers in seven countries around the world, and by more than 100 practicing surgeons.
Overview of Clinical Trials Assessing the Safety and Efficacy of the ATEV in Multiple Indications

Clinical Trial Number	Indication	Begin Enrollment	Design/Phase	Number of Subjects	Status	Outcomes**
Vascular Trauma
V005	Vascular Trauma	2018	Phase 2/3 Single-arm Historical Comparator Unblinded	72 total. Primary analysis based on a total of 51 patients with injuries of extremities	BLA approved by FDA December 19, 2024	30-day PP: 84.3% 30-day SP: 90.2% Infection Rate: 2.0% Amputation Rate: 9.8%

Clinical Trial Number	Indication	Begin Enrollment	Design/Phase	Number of Subjects	Status	Outcomes**
V017	Vascular Trauma	2022	Retrospective observational study to evaluate the ATEV in real-world setting of humanitarian program conducted during wartime in Ukraine	19 total treated under humanitarian program. 17 consented for inclusion in study, 16 of whom had injuries of extremities and were included in primary analysis	Included in BLA submission approved by FDA December 19, 2024	30-day PP: 93.8% 30-day SP: 93.8% Infection Rate: 0% Amputation Rate: 0%
Dialysis Access
V001	Dialysis Access	2012	Phase 2 Single-arm	40	Completed	30-day PP: 95% 6-month SP: 100% 12-month SP: 97% 60-month SP: 58% Infection Rate/yr: 0% Number of Rejections: 0
V003	Dialysis Access	2013	Phase 2 Single-arm	20	Completed	30-day PP: 95% 6-month SP: 89% 12-month SP: 81% Infection Rate/yr: 4% (1 event) Number of Rejections: 0
V006	Dialysis Access	2016	Phase 3 Prospective Randomized Blinded	355 total; 177 received ATEV, 178 received ePTFE	Completed	30-day PP ATEV: 93% 12-month SP ATEV: 82% 24-month SP ATEV: 67% 12-month SP ePTFE: 80% 24-month SP ePTFE: 74% Infection Rate ATEV/yr: 0.93% Infection Rate ePTFE/yr: 4.5% Number of ATEV Rejections: 0
V007	Dialysis Access	2017	Phase 3 Prospective Randomized Blinded	242 total; 123 received ATEV, 119 received AVF	Topline results reported August 2024, two-year follow-up in process	6-month SP ATEV: 81% 12-month SP ATEV: 68% 6-month SP AVF: 66% 12-month SP AVF: 62%
V011	Dialysis Access	2019	Phase 2 (LUNA200 Manufacturing System Bridging Study)	30	Completed	30-day PP: 97% 30-day SP: 100% 12-month SP: 83% Infection Rate ATEV/yr: 0% Number of ATEV Rejections: 0
V012	Dialysis Access	2023	Phase 3 Prospective Randomized Blinded	Target 150 women total, 76 currently enrolled	Enrollment ongoing	Trial is currently enrolling, interim analysis planned on first 80 patients after one-year of follow up
Peripheral Artery Disease
V002	PAD	2013	Phase 2 Single-arm	20	10-year follow-up ongoing	30-day PP: 100% 6-month SP: 84% 12-month SP: 84% 72-month SP: 60% Infection Rate/yr: 0% Number of Rejections: 0
V004	PAD	2016	Phase 2 Single-arm	15	Completed	30-day PP: 100% 6-month SP: 86% 12-month SP: 64% Infection Rate/yr: 0% Number of Rejections: 0 Number of Amputations: 0
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

As of December 31, 2024, approximately 601 patients worldwide have received our ATEVs in clinical trials, and expanded access and humanitarian programs, for the treatment of vascular trauma, AV access for hemodialysis, PAD, and in expanded access cases resulting in approximately 1,277 subject-years of exposure to the ATEV. Our cumulative ATEV exposure is approximately 993 subject-years in the hemodialysis access population, 168 subject-years in the PAD population, and 115 subject-years in the arterial trauma population. The longest our ATEV has been in a patient and used for dialysis is more than ten years and there have been more than 117,000 estimated dialysis sessions using our ATEVs. A total of 29 expanded access/compassionate use cases have been granted by the FDA, and another 28 patients with severe PAD have been treated with the ATEV under an investigator IND at the Mayo Clinic. Lastly, 19 patients suffering vascular injuries during the conflict in Ukraine have been treated with the ATEV under a humanitarian program. Throughout all of these trials and other programs, we have observed that our ATEVs functioned as intended and provided functional blood flow to affected limbs. We have also observed consistent durability with a strong tolerability profile. Furthermore, we have observed no evidence of clinically relevant immunologic reactions to our ATEVs, supporting the potential use of our ATEVs as off-the-shelf, universally implantable, bioengineered human tissues.
Overall, the ATEV has functioned well and as intended, across ten different clinical trials in three clinical indications. The ATEV has been implanted in approximately 601 patients, across more than 85 clinical sites in seven countries, over more than ten years as of December 31, 2024. We have observed zero instances of clinical rejection of the ATEV in any clinical trial over the past ten years, suggesting that the ATEV was not immunologically rejected after implantation.
Based on clinical trial results to date, we have observed that the ATEVs have a low infection rate, with an infection rate averaging approximately 1.0% or less per patient-year in our AV access trials, and low infection rates in our trauma and PAD trials (ranging from 0% to approximately 2%, depending on the trial and indication). Vascular graft infections are a potentially serious complication and can result in adverse outcomes such as sepsis, hospitalization, long-term antibiotic use, repeat procedures and even death.
ATEVs Remodel with Host Cells After Implantation
Additionally, based on clinical samples obtained during our Phase 2 AV access trials and published in three peer reviewed journals, The Lancet in 2016, Science Translational Medicine in 2019, and in the Journal of Vascular Surgery in 2020, we observed that the ATEV became populated with healthy, vascular cells from the patient. As described in these publications, over time the patient’s cells have been observed to transform the ATEV into a multi-layered living tissue similar to native blood vessels. In these trials we have also observed ongoing cellular repair of ATEV tissues that had been previously injured during cannulation with dialysis needles, which suggests that the recellularized ATEV may be capable of self-healing. The image below shows an ATEV that had been implanted in a hemodialysis patient for 44 weeks, that had developed alpha-actin positive vascular smooth muscle cells throughout the wall (red staining in the left-hand panel), and had developed a layer of CD31+ endothelial cells on the inner luminal surface of the ATEV (line of red endothelial cells indicated in the right-hand panel).
Histological Images of ATEV Repopulated with the Patient’s Own Vascular Cells

ATEVs Low Rate of Infection
In July 2023, a preclinical study that supported a possible scientific basis for the low rates of infection that have been observed in clinical trials of the ATEV was published in the Journal of Vascular Surgery – Vascular Science. This work compared the infection resistance of the ATEV to ePTFE grafts, which are made of plastic. The laboratory results suggest that the bioengineered human tissue of the ATEV may have superior compatibility with the body's own neutrophils (white blood cells that combat bacterial infections) as compared to ePTFE. Histology and laboratory analyses performed in the preclinical study suggests that while human white blood cells die when they come in contact with ePTFE, the cells survive and function in contact with the ATEV, which may improve the ability of the ATEV to fight dangerous infections once implanted in the body.
Indication #1: Use of ATEV to Repair Extremity Vascular Trauma
Overview of Vascular Trauma
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
The ATEV as a Solution for Vascular Trauma
We believe our ATEVs are a promising alternative that can address critical gaps in existing treatment options for acute vascular injuries due to trauma. We have developed our ATEVs with the goal of providing an effective solution in all time-constrained surgical environments and in resource-limited, infection prone civilian and battlefield environments. The ability to create immediately available, non-immunogenic, universally implantable material that has a low infection rate represents a clinically significant advantage over existing options.

Humacyte has a strong working relationship with the Department of Defense (“DoD”) that has led to a partnership over the last decade to support their unmet need to reconstruct and repair vascular injuries through the development of our ATEVs. As a result of this collaboration and partnership with the DoD, we anticipate Humacyte would supply ATEVs for use in military hospitals to treat injured soldiers and veterans. The DoD assigned a priority designation to the ATEV technology under Public Law 115-92. Under this law, FDA and DoD work together to expedite the development and review of critical technologies and therapies requested by DoD. Additionally, we have received an approximately $6.8 million grant from the DoD for the development of our ATEVs for vascular reconstruction and repair.
FDA Approval of ATEV for Extremity Vascular Trauma
In May 2023, the FDA granted RMAT designation for use of the ATEV in urgent arterial repair following extremity vascular trauma. In December 2023, the Company filed a BLA with the FDA for urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated, and autologous vein use is not feasible. The BLA submission was supported by results from the V005 Phase 2/3 clinical trial, and real-world outcomes from the treatment of wartime injuries in Ukraine, both of which are described below. In February 2024, the FDA accepted the BLA filing and granted Priority Review, setting a PDUFA date of August 10, 2024. On August 9, 2024, the FDA informed us that it required additional time to complete its review of the BLA for the vascular trauma indication. On December 19, 2024, the FDA granted full approval for SymvessTM (acellular tissue engineered vessel-tyod) for use in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible.
V005 Phase 2/3 Civilian Trial for Vascular Trauma
Trial Design: Our V005 civilian trial was a single-arm, multi-center, non-randomized clinical trial to evaluate the efficacy, safety and tolerability of our 6 millimeter ATEV in replacement or reconstruction of vascular tissues in patients with life or limb-threatening vascular trauma for whom the standard of care, saphenous vein, was not feasible or available for vascular repair. As a single-arm study, the comparators for the ATEV results were derived from a systematic literature review and meta-analysis of studies evaluating synthetic grafts in vascular injury repair. A total of 72 patients were enrolled in the V005 trial, of which 51 had vascular injury of the extremities and comprised the primary evaluation group for the study. The primary efficacy endpoint was patency of the ATEV at 30 days, with 30-day rates of infection and amputation comprising the secondary endpoints.
V005 Trial Results:
For the primary analysis group of 51 patients with extremity injury, the range of trauma injuries in V005 were broad, including penetrating trauma cases and blunt injury cases. Mechanisms of injury included motor vehicle accidents, gunshot wounds, industrial accidents, and falls in the V005 trial. The ATEVs were placed throughout the body, including in the lower limbs and upper limbs and were used to repair the axillary artery, femoral artery, popliteal artery and vein, and the brachial artery. Many of the injuries treated in the V005 trial were contaminated injuries that are at elevated risk of graft infection.
The most common reasons reported by clinicians for using the ATEV in the V005 trial instead of the standard of care, saphenous vein, was the need to avoid the time required to harvest saphenous vein (32.3%), the quality of the patient’s vein (25.8%), and concomitant injuries to the vein (16.1%), suggesting that the ready, off-the-shelf feature of the ATEV has the potential to save valuable time for surgeons in the restoration of blood flow.

The V005 trial met its objectives. V005 results included in the BLA submission to the FDA and published in JAMA Surgery, an American Medical Association peer-reviewed journal, in November 2024, are summarized in the following table.
V005 Phase 2/3 ATEV Results in Vascular Trauma Compared to Synthetic Graft Benchmark

30-Day Endpoint	V005 Trial ATEV Extremity Group (n=51) (%)	Synthetic Graft Benchmark (%)
Primary Patency	84.3%	78.9%
Secondary Patency	90.2%	78.9%
Conduit Infections	2.0%	8.4%
Amputations	9.8%	24.3%
In the package insert for Symvess, the FDA applied a different imputing methodology for V005 Symvess patients who did not have a day 30 assessment. For patients who missed day 30 follow-up due to unrelated death or loss of follow-up, patients were imputed as treatment failures (i.e., loss of patency, and failure of limb salvage). The FDA also added three more patients enrolled after data cutoff.
V005 Phase 2/3 ATEV Results in Vascular Trauma in Package Insert

30-Day Endpoint	V005 Trial ATEV Extremity Group (n=54) (%)*
Primary Patency	66.7%
Secondary Patency	72.2%
Conduit Infections	1.9%
Limb Salvage	75.9%
* Nine patients not available for Day 30 assessment were imputed as failures for patency and limb salvage estimation.
This imputing methodology used in the package insert was different than that used in the synthetic graft benchmark publications. The FDA elected to exclude the synthetic graft comparator from the package insert.
The safety profile of the ATEV in the V005 trial was consistent with previous studies and there were no cases of clinical rejection of the ATEV. A summary of adverse events (“AEs”) for the duration of the study (mean duration of follow up is 295 days) is included in the table below.
V005 Phase 2/3 ATEV Adverse Events

Adverse Event		V005 Trial - ATEV Extremity Group (n=51) Number of Patients (%)
Total Adverse Events		50 (98.0%)
Non-Fatal Serious Adverse Events		28 (54.9%)
Deaths:	At Day 30 Over Duration of Study	3 (5.9%) 4 (7.8%)
ATEV Infections		2 (3.9%)
ATEV Rupture		1 (2.0%)
ATEV Occlusion/Thrombosis		15 (29.4%)
Pseudoaneurysm		1 (2.0%)
Aneurysm		1 (2.0%)
Other		2 (3.9%)

There were no unexpected safety signals for the ATEV in the V005 trial. The most common AEs were thrombosis, anemia, pyrexia, thrombocytopenia, constipation, nausea, peripheral edema, and tachycardia. The most common non-fatal Serious Adverse Events (“SAEs”) were thrombosis, anastomotic stenosis, wound infection, muscle necrosis, wound infection, hemorrhage shock, and cardiac arrest. Deaths occurring prior to day 30 were adjudicated as not casually related to the ATEV by an Independent Adjudication Committee.
We believe the V005 trial results indicate that for patients in need of extremity arterial repair, when use of autologous vein was not suitable, and who were at high-risk level for wound infection, the ATEV may offer an effective option for revascularization. A case study from the trial is shown in the figure below, a photograph of an ATEV that was used to repair both an artery and a vein in the knee of a patient who suffered a gunshot wound. This patient was doing well at the 30-day follow-up visit with both repairs remaining patent and functional.
Intra-operative photograph of ATEV repair of popliteal artery (left) and vein (right) in V005 subject.
Ukraine Humanitarian Program, - V017 Trial
V017 Background and Results:
In the second quarter of 2022, Humacyte launched a humanitarian initiative to provide its ATEVs to hospitals in Ukraine for the treatment of wounded civilians and soldiers with vascular trauma injuries. Ukrainian surgeons presented patient outcomes from the use of the ATEV to treat wartime vascular trauma at two vascular conferences in December 2022, the VI Congress of Vascular Surgeons, Phlebologists, and Angiologists of Ukraine in Kyiv, Ukraine, and the 11th Munich Vascular Conference (MAC) 2022. The surgeons described long-standing limitations in vascular tissue repair and replacement as well as the injuries that they have observed during the Russian-Ukrainian conflict. Surgeons utilized the ATEV to treat patients with wartime injuries including blast trauma, shrapnel injuries, and gunshot wounds. The surgeons observed that access to the ATEV, a biologic conduit, has improved their ability to perform vascular reconstructions by eliminating the need to harvest a venous conduit. A total of 19 vascular patients were treated under this humanitarian program, and results from 16 of these patients were published in JAMA Surgery in November 2024, along with results from the V005 trial.
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

V017 Ukraine Humanitarian ATEV Results in Vascular Trauma

30-Day Endpoint	V017 Trial ATEV Extremity Group (%)
Primary Patency	93.8%
Secondary Patency	93.8%
Conduit Infections	0.0%
Amputations	0.0%
The safety profile of the ATEV in the V017 trial was consistent with previous studies and there were no cases of clinical rejection of the ATEV. A summary of AEs for the duration of the study (mean duration of follow up is 139 days) is included in the table below.
V017 Ukraine Humanitarian ATEV Adverse Events

Adverse Event		V017 Trial - ATEV Extremity Group (n=16) Number of Patients (%)
Total Adverse Events		4 (25.0%)
Non-Fatal Serious Adverse Events		1 (6.3%)
Deaths:	At Day 30 Over Duration of Study	0 (0.0%) 0 (0.0%)
ATEV Infections		0 (0.0%)
ATEV Rupture*		1 (6.3%)
ATEV Occlusion/Thrombosis		1 (6.3%)
Pseudoaneurysm		0 (0.0%)
Aneurysm		0 (0.0%)
*One ATEV rupture associated with extensive shrapnel remnants in the wound that caused bleeding.
In the figure below, photographs are shown of the first patient treated under the humanitarian program in Ukraine. The patient was a 42-year-old male who suffered a gunshot wound in the leg which damaged his femoral artery. The patient was initially treated using synthetic graft which became infected, and the patient experienced critical right lower extremity ischemia. The ATEV was implanted as a right superficial femoral artery reconstruction to achieve wound healing and limb salvage. After three months, the ATEV was reported to have retained primary patency with no evidence of ATEV infection.
Intra-operative photographs of attempted synthetic graft repair of femoral artery (left) and subsequent repair with ATEV (right) in patient from Ukraine humanitarian program.

Combined V005 and V017 Results of ATEV for Vascular Trauma
The BLA submission was supported by the combined results from the V005 (civilian) Phase 2/3 clinical trial and real-world outcomes from the treatment of wartime injuries in Ukraine in the V017 (military) trial. Combined results included in the BLA submission to the FDA and published in JAMA Surgery in November 2024 are summarized in the following table. The Synthetic Graft Benchmark publications included a combination of civilian and military injuries.
Combined V005 Phase 2/3 ATEV and V017 Ukraine Real-World Results in Vascular Trauma
Compared to Synthetic Graft Benchmark

Outcome Day 30	ATEV V005 (n=51)	ATEV V017 (n=16)	Combined ATEV (n=67)	Synthetic Graft Benchmark
Primary Patency	84.3%	93.8%	87.1%	78.9%
Secondary Patency	90.2%	93.8%	91.5%	78.9%
Conduit Infection Rate	2.0%	0.0%	0.9%	8.4%
Amputation Rate	9.8%	0.0%	4.5%	24.3%
Death Rate (all causes)	5.9%	0.0%	3.5%	3.4%
The ATEV demonstrated a higher 30-day secondary patency rate, and patients treated with the ATEV were only 40% as likely to lose blood flow through their conduit after one month compared to the rate historically reported for synthetic grafts, which is a key period for recovery after traumatic injury. In addition, patients treated with the ATEV had approximately 1/5th the amputation rate, and approximately 1/9th rate of infection compared to that historically reported for synthetic grafts.
BLA Approval and Indication
On December 19, 2024, the FDA granted full approval for the ATEV for use in adults with extremity vascular trauma. The granted indication language was: “for use in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and when autologous vein graft is not feasible.” Although Humacyte had originally filed for an indication of use that included when “autologous vein was not feasible and synthetic graft was not indicated,” the FDA granted an indication for when “autologous vein is not feasible,” a broader indication of use without the restriction of “when synthetic graft was not indicated.”
Budget Impact Model
In March 2025, the Budget Impact Model for Symvess was published in the Journal of Medical Economics. The publication reported that Symvess was projected to be cost saving for both trauma centers and third-party payers, primarily due to reductions in the costs related to amputations and conduit infections. This publication used inputs from the PROOVIT vascular trauma registry, databases of hospital charges and insurance claims, published literature, and expert opinion to evaluate the economic impact from the perspective of Level I trauma centers and third-party commercial, Medicare and Medicaid payors. The publication was developed in collaboration with health economists and vascular surgeons to ensure that current practices in extremity arterial trauma practices were reflected, and that current health economic modeling standards were followed. Based on the model, the per-patient cost for trauma centers of treating patients with Symvess is estimated to be less than the cost of treating trauma patients with synthetic and other non-autologous grafts as shown in the graph below.

Symvess (ATEV) Budget Impact Model
Estimated Per-Patient Cost for Trauma Centers
The model also showed greater savings for third-party payors (compared to trauma centers) due to the avoidance of late complications occurring after patients’ release from the hospital as shown in the graph below.
Symvess (ATEV) Budget Impact Model
Estimated Per-Patient Cost for Third-Party Payors
The major drivers of cost savings in the Budget Impact Model associated with Symvess across all stakeholders were attributed to reductions in the rate of vascular conduit infection and amputation.
Proposed Indication #2: Use of the ATEV for AV Access for Hemodialysis
Overview of Hemodialysis and Existing Methods of AV Access for Hemodialysis
End-stage renal disease (“ESRD”) develops when chronic kidney disease progresses to a point where either dialysis or a kidney transplant is required for the patient to survive. For hemodialysis to be conducted, a point of vascular access to the patient’s circulatory system must be created, termed vascular access, so that blood can be transported from the body to the dialyzer and then back to the body. The demand for vascular access conduits includes the need for both new hemodialysis patients who have progressed to ESRD requiring an initial access, and existing patients that require the replacement of their existing access. There are currently three traditional methods for obtaining vascular access for hemodialysis: an AV fistula, a synthetic graft, and a catheter. Each of these vascular access methods has substantial limitations, as outlined below:

Three Traditional Methods for Obtaining Vascular Access for Hemodialysis
Fistula. An AV fistula is created by surgically connecting a vein to an artery, typically in the patient’s arm. Fistulae are often considered the preferred means of access for hemodialysis due to lower infection rates of approximately 0.5% – 1.5% per patient-year as well as long-term durability. However, many patients are not suitable candidates for fistula placement, including women and patients with small vessel anatomy, advanced age, obesity, diabetes or other comorbidities. Approximately 40% of patients who undergo surgery for fistula creation will not gain any benefit from the surgery because the fistula lacks sufficient vein enlargement and increased blood flow, a process called fistula maturation, that is necessary for hemodialysis. Additionally, during the period in which the fistula is maturing, catheters are generally used to provide the patient access for dialysis. There is a high risk of infection and morbidity, and health care cost, associated with prolonged catheter dependence while waiting for the fistula to mature.
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

Overview of ATEV Experience in Hemodialysis Access: A table listing our clinical trials of the ATEV in hemodialysis access is included below. We have implanted the ATEV into approximately 418 total patients for hemodialysis access, for a total of more than 993 patient-years of exposure, as of December 31, 2024. Throughout these trials, we have observed consistent and sustained high primary and secondary patency rates. We have observed zero instances of clinical rejection of any ATEV in any hemodialysis access trial.
Implantation of ATEV for Hemodialysis
We have also observed in multiple clinical trials that our ATEVs had a low infection susceptibility during use for hemodialysis, with a rate lower than 1% per patient-year across all studies. The low infection susceptibility we observed in our trials of our ATEVs may be a result of the ATEV’s potential to become a living tissue as it becomes populated by cells from the patient’s body. Since living tissues are known to have resisted infection due to interactions with host white blood cells and immunological defense systems, it is possible that the repopulated ATEV resists infection for the same reasons that native arteries and veins resist infections, as is observed with autogenous fistulas.
We have also observed early evidence of potential healing from the cells that repopulate the ATEV after needle puncture for hemodialysis. In examining ATEV explanted segments we have observed healed needle cannulation tracts with cells expressing smooth muscle markers. This self-healing indicates that the ATEV may have repaired itself while being used as a hemodialysis access, which we believe is a distinct feature not present in synthetic materials, and, to our knowledge, has not been observed before for any other regenerative medicine product.
Our Current Phase 2 and Phase 3 Trials of the ATEV in Hemodialysis Access

Clinical Trial Number	Indication	Begin Enrollment	Design/Phase	Number of Subjects	Status	Outcomes**
V001	Dialysis Access	2012	Phase 2 Single-arm	40	Completed	30‑day PP: 95% 6‑month SP: 100% 12‑month SP: 97% 60-month SP: 58% Infection Rate/yr: 0% Number of Rejections: 0
V003	Dialysis Access	2013	Phase 2 Single-arm	20	Completed	30‑day PP: 95% 6‑month SP: 89% 12‑month SP: 81% Infection Rate/yr: 4% (1 event) Number of Rejections: 0
V006	Dialysis Access	2016	Phase 3 Prospective Randomized Blinded	355 total; 177 received ATEV 178 received ePTFE	Completed	30‑day PP ATEV: 93% 12‑month SP ATEV: 82% 24‑month SP ATEV: 67% 12‑month SP ePTFE: 80% 24‑month SP ePTFE: 74% Infection Rate ATEV/yr: 0.93% Infection Rate ePTFE/yr: 4.5% Number of ATEV Rejections: 0
V007	Dialysis Access	2017	Phase 3 Prospective Randomized Blinded	242 total; 123 received ATEV, 119 received AVF	Topline results reported August 2024, two-year follow-up in process	6-month SP ATEV: 81% 12-month SP ATEV: 68% 6-month SP AVF: 66% 12-month SP AVF: 62%

Clinical Trial Number	Indication	Begin Enrollment	Design/Phase	Number of Subjects	Status	Outcomes**
V011	Dialysis Access	2019	Phase 2 (LUNA200 Manufacturing System Bridging Study)	30	Completed	30‑day PP: 97% 30‑day SP: 100% 12-month SP: 83% Infection Rate ATEV/yr: 0% Number of ATEV Rejections: 0
V012	Dialysis Access	2023	Phase 3 Prospective Randomized Blinded	Target 150 women total, 76 currently enrolled	Enrollment ongoing	Trial is currently enrolling, interim analysis planned on first 80 patients after one-year of follow up
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
Long-Term Data from Early Phase 2 Trials in Hemodialysis: V001 and V003
Phase 2 Trial Design and Current Outcomes: We have completed or are in long-term follow-up on two open-label Phase 2 trials in 60 hemodialysis patients in the United States and Poland from December 2012 through May 2014, which we refer to as our V003 trial and V001 trial, respectively. Both the V001 and V003 studies were designed as single-arm trials to assess the safety and efficacy of the ATEV for hemodialysis access, with assessments of patency at 6, 12, 18 and 24 months. In the 60 patients enrolled in these two studies, blood flow through all ATEVs was appropriate for hemodialysis, averaging over 1,200 mL/minute. Secondary patency for the two combined trials was 97% at six months, 89% at 12-months, and 81% at 18-months. These results compare favorably to published reports of secondary patency for fistula of 51% – 61% at six months and 75% at 12 months. Long-term results from the V001 trial showing five-year secondary patency of 58% were published in the European Journal of Vascular and Endovascular Surgery companion journal EJVES Vascular Forum in February 2022, and patients from the V001 trial are currently in a 10-year follow-up period.
Images and long-term results from Phase 2 V001 trial of ATEV in AV Access

Phase 3 V006 AV Access Study
Trial Design: Our V006 HUMANITY study was a prospective, multi-center, multinational, open-label, randomized, two-arm, comparative study. Eligible study subjects were randomized to receive either a ATEV or a commercially available ePTFE graft and followed to 24 months post-implantation by routine study visits. After 24 months, subjects with a patent conduit are followed to five years post-implantation using a questionnaire at six-month intervals to ascertain patient and conduit status. The primary endpoint for the V006 HUMANITY trial was a non-inferiority analysis of secondary patency compared to ePTFE, to be assessed when all subjects are at least 18 months post-implantation. There were a total of 37 sites that participated in the study, enrolling a combined total of 355 subjects.
24-Month Results: The V006 study enrolled 355 subjects who were roughly equally matched in terms of demographics and co-morbidities. ATEV subjects trended older (p=0.06) and had more prior strokes (p=0.02) than did ePTFE subjects.
Phase 3 V006 HUMANITY trial subject demographics

V006 Demographics (N=355)	ePTFE (n=178)	ATEV (n=177)	p-value
Age(years)	59.9	62.6	0.06
Male (%)	49.4%	49.7%	NS

Caucasian (%)	65.2%	69.5%	NS
Black (%)	27.5%	24.9%	NS
Hispanic (%)	11.2%	14.7%	NS
Asian / Other (%)	3.4%	2.3%	NS

Body Mass Index (BMI)	29.2	28.9	NS
Hypertension (%)	79.8%	79.7%	NS
Cardiac Disease (%)	50.6%	57.1%	NS
Diabetes (%)	29.2%	32.8%	NS
Prior Stroke (%)	5.6%	12.4%	0.02

The secondary patency of the ATEV was greater than that of ePTFE at six and 12 months but lower at 18 and 24 months, an outcome that had not been modelled in the V006 trial design. As per the pre-specified Cox Proportional Hazards test, the ATEV did not achieve its primary efficacy endpoint regarding secondary patency. In terms of safety, the ATEV had a statistically significant lower rate of conduit infections compared to ePTFE. Substantial differences in antibiotic use and need for hospitalization for infection were also noted in the V006 trial, all favoring the ATEV. The safety advantage of the ATEV over ePTFE may be clinically important as infection and sepsis are the second most common cause of death in dialysis patients.
Phase 3 V006 HUMANITY trial secondary patency results

Secondary Patency	6 months	12 months	18 months	24 months
ATEV HUMANITY [Mean (95% CI)]	92% (87 – 95%)	82% (75 – 87%)	73% (65 – 79%)	67% (59 – 74%)
ePTFE HUMANITY [Mean (95% CI)]	87% (81 – 85%)	80% (73 – 85%)	77% (70 – 83%)	74% (67 – 81%)

Cox Proportional Hazards Model for Time to Loss of Secondary Patency
Treatment Group (ATEV vs ePTFE)		Hazard Ratio		Non-inferiority Margin Hazard	Non-inferiority Demonstrated (Yes/No)
		Estimate	95% CI
	12 months	0.869	(0.528, 1.431)	1.491	Yes
	24 months	1.284	(0.867, 1.903)	1.488	No
Phase 3 V006 HUMANITY trial rates of infection

The reported SAEs related to the ATEV and ePTFE in the V006 trial, in this patient population, which typically has a high prevalence of existing medical conditions, are detailed in the table below.
SAEs Reported in V006 Phase 3 Clinical Study in AV Access

Description of SAE	Number of SAEs (% of total subjects)
	ATEV	ePTFE
Number of subjects in V006 study	177	178
General disorders and administration conditions:
Implant site extravasation	0(0.0)%	1(0.6)%
Infections and infestations:
Vascular access site infection	0(0.0)%	5(2.8)%
Injury, poisoning and procedural complications:
Anastomotic stenosis	1(0.6)%	(0.0)%
Vascular access site hematomas	1(0.6)%	(0.0)%
Vascular access site hemorrhage	0(0.0)%	3(1.7)%
Vascular access site pain	1(0.6)%	0(0.0)%
Vascular access site pseudoaneurysm	10(5.6)%	0(0.0)%
Vascular access site rupture	2(1.1)%	0(0.0)%
Vascular access site thrombosis	41(23.2)%	28(15.7)%
Skin and subcutaneous tissue disorders:
Skin necrosis	0(0.0)%	1(0.6)%
Vascular disorders:
Steal syndrome	2(1.1)%	2(1.1)%
Subclavian vein occlusion	0(0.0)%	1(0.6)%
Vascular stenosis	34(19.2)%	27(15.2)%
Venous stenosis	3(1.7)%	9(5.1)%
Overall, although the primary efficacy endpoint concerning secondary patency was not met, the ATEV performed in the V006 trial as was expected, based upon ATEV performance in previous Phase 2 trials in hemodialysis and in other clinical applications. This outcome was due at least in part to unexpectedly high patency of the ePTFE grafts, particularly after 12 months. While the cause of this unexpectedly high patency is not clear, it is possible that study-mandated ultrasounds and examinations may have led to more aggressive vigilance with ePTFE grafts to maintain patency. In addition, the age and comorbidities of ATEV subjects in V006 was somewhat worse than for ePTFE subjects.
In the V006 trial, the ATEV displayed significantly fewer infections than did the ePTFE grafts. This was associated with fewer instances of immune sensitization in ATEV subjects as compared to ePTFE subjects, which could translate to easier kidney transplantation at future times. Similar to prior studies, we observed that the ATEV had good durability, blood flow rates and diameters similar to ePTFE grafts, and also host cell remodelling that was superior to that of ePTFE grafts.
Phase 3 V007 AV Access Study
Trial Design: In April 2023 we completed enrollment of a Phase 3 trial, called V007, in 242 patients with ESRD. V007 is a Phase 3, prospective, multi-center, open label, randomized, two-arm comparative study conducted in the United States. The V007 trial is designed to assess the usability of the ATEV for dialysis at six and 12 months as a comparison to autogenous fistulas, which are known to exhibit a high rate of early maturation failure of approximately 40% at six months. Patients in the study are randomized to receive either the ATEV for vascular access or an autogenous AV fistula. The objective of V007 is to compare the safety and efficacy of our 6 millimeter ATEV to autogenous AV fistula for functional hemodialysis access.

Eligible study subjects in V007 are randomized to receive either an ATEV or an autogenous fistula and followed to 24 months post-implantation by routine study visits. Efficacy endpoints include useability for dialysis at six and 12 months, as well as a comparison of secondary patency via a time-to-event analysis of all subjects at 12 months. Additional safety endpoints include the rate of dialysis access-related infections for ATEV and fistula subjects.
One-Year Results: As of December 31, 2024, there were 242 patients enrolled in the V007 trial, and enrollment was completed in April 2023. Demographics of the patients enrolled in V007 are summarized in the following table.
Phase 3 V007 trial subject demographics

	ATEV (N=123)	AVF (N=119)
ITT Set	123	119
Safety Set*	121 (98%)	121 (102%)
Females	37 (30%)	33 (28%)
Whites	73 (59%)	86 (72%)
Age, mean (min, max)	57.1 (24, 82)	60.1 (21, 87)
Age ≥ 65	43 (35%)	44 (37%)
BMI ≥ 30	52 (42%)	42 (35%)
BMI mean value (min, max)	30.2 (19, 49)	29.1(17, 49)
History of Diabetes	82 (67%)	83 (70%)

*Two patients randomized to ATEV received an arteriovenous fistula (“AVF”) and were analyzed as AVF in the Safety Set
ITT = Treatment group assignment based on randomization.
Safety Set = Treatment group assignment based on actual treatment.

Topline results were reported in August 2024 and expanded results, including subgroup analyses, were presented at the American Society of Nephrology’s (ASN) Kidney Week 2024, the premier nephrology meeting, in October 2024. In the V007 trial, the ATEV demonstrated superior function and patency at six and 12 months (co-primary endpoints) compared to AVF, the current standard of care for hemodialysis, as summarized in the following table.
Phase 3 V007 trial 12-month results (all patients)

Co-Primary Endpoints	ATEV (n=123)	AVF (n=119)	p-value
Functional Patency at Month 6	81.3%	66.4%	0.0071
Secondary Patency at Month 12	68.3%	62.2%
			Difference	p-value
Duration of Use Over First 12 Months	7.5 months	6.1 months	1.4 months	0.0162

Safety events per year of usability in the V007 Phase 3 trial are summarized in the following table.
Phase 3 V007 trial safety results (all patients)

12-Month Safety Summary	ATEV		AVF
	Subjects (%) n=121	Events Per Patient Year	Subjects (%) n=121	Events Per Patient Year
Treatment Emergent Adverse Events	98.3%	16.0	96.7%	13.5
Serious Adverse Events	81.8%	5.1	61.2%	3.5
Adverse events of special interest: Study access (SA)-related infections Thrombosis Stenosis Clinically significant Steal Syndrome Rupture of SA Leading to SA revision or ligation Leading to SA excision	5.8% 52.9% 66.1% 0.8% 0.0% 11.6% 4.1%	0.1 1.7 3.0 0.0 0.0 0.3 0.1	4.1% 9.1% 47.9% 5.8% 1.7% 24.0% 1.7%	0.1 0.2 1.9 0.1 0.0 0.7 0.0
The largest area of difference in AEs was in thrombosis. The majority of ATEV patients with thrombosis, 94%, were successfully treated.
Sub-group analysis was also performed in patient groups that historically have poor outcomes with AV fistula procedures. In female patients, subjects implanted with the ATEV had significantly higher six-month and one-year patency rates than female patients receiving an AV fistula as summarized in the table below.
Phase 3 V007 trial 12-month results (female patients)

Co-Primary Endpoints	ATEV (n=37)	AVF (n=33)	p-value
Functional Patency at Month 6	89.2%	54.5%	<0.0001
Secondary Patency at Month 12	81.1%	48.5%
			Difference	p-value
Duration of Use Over First 12 Months	8.3 months	5.0 months	3.3 months	0.0011
It was also noted in the V007 trial that obese patients (BMI of at least 30) (n=93) implanted with the ATEV had significantly higher six-month and one-year patency rates than obese patients receiving an AV fistula. In addition, diabetic patients implanted with the ATEV had significantly higher six-month and one-year patency rates than diabetic patients receiving an AV fistula. Based on these results, we consider the subgroup of females and males with obesity and diabetes (a subgroup that combined represents over half of dialysis patients), to be a target population that could benefit from the ATEV. Results through 12 months of follow up from the V007 trial in females and males with obesity and diabetes are summarized in the following table.
Phase 3 V007 trial 12-month results – target population
(female patients and males with obesity and diabetes)

Co-Primary Endpoints	ATEV (n=56)	AVF (n=54)	p-value
Functional Patency at Month 6	85.7%	51.9%	<0.0001
Secondary Patency at Month 12	76.8%	46.3%
			Difference	p-value
Duration of Use Over First 12 Months	8.0 months	4.5 months	3.5 months	0.0002

The ATEV showed no increased in overall safety events per year of usability in the expected target population (all females and males with obesity and diabetes) as summarized in the following table.
Phase 3 V007 trial safety results – target population
(female patients and males with obesity and diabetes)

12-Month Safety Summary	ATEV		AVF
	Subjects (%) n=54	Events Per Patient Year	Subjects (%) n=56	Events Per Patient Year
Treatment Emergent Adverse Events	96.3%	14.8	98.2%	21.8
Serious Adverse Events	77.8%	4.2	67.9%	6.1
Adverse events of special interest: Study access (SA)-related infections Thrombosis Stenosis Clinically significant Steal Syndrome Rupture of SA Leading to SA revision or ligation Leading to SA excision	7.4% 51.9% 64.8% 1.9% 0.0% 11.1% 5.6%	0.1 1.2 3.0 0.0 0.0 0.2 0.2	5.5% 12.5% 51.8% 3.6% 3.6% 28.6% 3.6%	0.1 0.3 2.9 0.1 0.1 1.2 0.1
Phase 3 V012 AV Access Study in Women
In collaboration with our corporate partner Fresenius Medical Care and its subsidiary Frenova Renal Research, we conducted a study to review the outcomes of 178,575 adult patients who received in-center dialysis at Fresenius Kidney Care dialysis centers. Among the areas of study were the complications and cost of treatment by patient demographic. The objective of the study was to further define patient subgroups who could most benefit from the ATEV. The study showed that women, particularly obese and diabetic women, have higher complication rates, including infections and access failures, and higher treatment costs.
Based on the results of the results of this research, we have commenced a clinical study designed to demonstrate the clinical and health economic benefits of the ATEV in women dialysis patients, a high-unmet-need population. We have commenced a Phase 3 trial, which we refer to as the V012 trial, in up to 150 patients with ESRD. V012 is a Phase 3, prospective, multi-center, open label, randomized, two-arm comparative study conducted in the United States. The V012 trial is designed to assess the usability of the ATEV for dialysis in comparison to autogenous fistulas, in female patients currently receiving hemodialysis via catheter. The primary measure of efficacy will be total days free from in-dwelling catheter (“catheter-free days”) until 365 days, or until access abandonment, whichever occurs first. The primary measure of safety will be the number and severity of infections related to all accesses (including catheters) from access creation until 365 days. An interim analysis is planned on the first 80 patients after one-year of follow up, and 76 patients have currently been enrolled in the study.
Planned Supplemental BLA Filing in AV Access
Based on discussions with the FDA, our current plan is to submit a supplemental BLA after interim analysis of V012 study, subject to the results of that interim analysis. This plan would support a supplemental BLA submission in the second half of 2026 dependent upon the rate of enrollment in the V012 study and on the timeline for interim data analysis. Our current expectation is that the supplemental BLA submission would target the subgroups in which the ATEV has showed the best results to date, which are all females and males with risk factors for fistula non-maturation.
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

We have observed strong patency rates and no reported cases of infection for the ATEV in PAD in clinical studies to date. We are developing our 6 millimeter ATEV for use as a bypass conduit for patients with PAD. We have conducted two Phase 2 trials to evaluate the safety and efficacy of our 6 millimeter ATEV for use as a bypass conduit with PAD, which we refer to as our V002 and V004 trials. For both of these Phase 2 trials, the ATEV was implanted as a femoral popliteal bypass graft in patients with PAD.
Our Current Phase 2 Trials of the ATEV in PAD

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
Trial Design: Both our V004 and V002 trials were prospective, open-label, single treatment arm, multi-center studies. We enrolled 20 patients in our V002 trial in Poland, and 15 patients in our V004 trial in the United States. Both trials had the primary objectives of evaluating the safety of the ATEV as a femoral-to-popliteal bypass graft, and determining the primary, primary assisted, and secondary patency over 12 and 24 months.
Current Trial Status and Outcomes: V002 enrolled a total of 20 patients between the ages of 54 and 79 at three clinical sites. 24-month results of the V002 trial were published in 2020. After censoring for three deaths (none of which were determined to be related to the ATEV or the implant procedure), we observed 24-month primary, primary assisted and secondary patency rates of 58%, 58%, and 74%, respectively. We observed through ultrasound data that the ATEVs were mechanically stable during the follow-up period and did not develop aneurysmal dilatation in any patient. Overall, we also determined through the histological assessment of explanted specimens that there were normal vascular cells within the ATEV and there was no infection or signs of immunological reaction to the graft.
There have been no ATEV-related infections reported during the V002 trial as of December 31, 2024, and no amputations of the treated extremity. A sub-set of seven V002 subjects consented for long-term follow-up computerized tomography (“CT”) angiograms, which were obtained at 48 to 52 months after ATEV implantation. In all cases, the ATEV maintained normal architecture and function. A representative image is shown below, taken 50 months post-implantation. Proximal and distal anastomoses of ATEV with recipient’s vasculature are noted, as is the scale bar on the right-hand side of each image. The image presents two views of the same subject, and shows uniform ATEV diameter along the length of the implant.

A CT Angiogram from a V002 Subject at 51 months after ATEV implantation
Patients in the V002 trial are currently in long-term follow-up out to ten years. In 2022, six-year results from V002 were published in Journal of Vascular Surgery – Vascular Science. The article, entitled “6-Year Outcomes of a Phase 2 Study of Human-Tissue Engineered Blood Vessels for Peripheral Arterial Bypass,” reported overall secondary patency rate of 60% at 72 months, including all patients originally enrolled, as estimated by Kaplan Meier analysis. There was no evidence of graft rejection or infection, and no patients underwent amputation of the affected limb out to six years.
Long-term results from V002 Phase 2 study in PAD

Result from V002 Phase 2 Trial in PAD (as of April 2021)	Pre-Op	1 yr	2 yr	3 yr	4 yr	5 yr	6 yr	Avg
Secondary Patency	—	84%	74%	73%	66%	60%	60%	—
Ankle-Brachial Index (median)	0.64	0.90	0.96	—	1.07	0.98	0.94 (n=2)	0.97 (post-op)
ATEV Infection Rate	—	0%	0%	0%	0%	0%	0%	0%
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
In the V004 trial, ATEV secondary patency was 86% at 6 months, and 64% at 12 months. While lower than patency values observed in the V002 trial, patients in the V004 trial had more severe PAD, which is associated with poorer arterial “run-off” and higher propensity for conduit occlusion. Assessment of Quality of Life by the validated VascuQol assessment demonstrated an increase in overall quality of life for V004 patients at 6 and 12 months. In addition, ankle-brachial index, a measurement of blood pressure in the operative limb, was increased at 6 and 12 months. There were no infections of the ATEV reported in the V004 trial, despite the severity of the PAD and the often-associated tissue infection that can accompany this disease. There were zero reports of clinical ATEV rejection. Lastly, there were zero reported amputations of any operative limb in the first 12 months of follow-up.
Published literature reports of patients with Rutherford stage 4 and 5 PAD and no autologous vein available for revascularization show that outcomes can include amputation. For Rutherford 4 and 5 patients with no vein and no revascularization procedure, amputation rates at 6 months are reported at 31%. For stage 4 and 5 patients who do undergo saphenous vein revascularization, the amputation rate at one year is approximately 10%. The lack of amputation for stage 4 and 5 patients in the V004 trial at one year, none of whom had saphenous vein for revascularization, supports the use of the ATEV in severe PAD.
Examples of the Use of Our 6 millimeter ATEVs in Expanded Access Cases
The FDA has granted use of the ATEV in 29 special expanded access cases through December 31, 2024, the majority of which were patients with chronic limb-threatening ischemia (“CLTI”), the end stage of PAD. Each of these compassionate use cases was conducted under an individual, investigator-initiated IND application with the FDA. Two cases are highlighted below.
70-year-old with Critical Limb Ischemia
The patient is a 70-year-old male with critical limb ischemia and no vein available to perform a bypass, as the vein was previously used for a CABG. He underwent a successful bypass with the ATEV. Imaging at one year demonstrated a patent graft as illustrated below.

42-year-old with Infected Dacron Graft
An ATEV was used in a 42-year-old female to replace an 8 mm Dacron iliac artery bypass graft that had become infected. The patient refused harvesting of the femoral vein for reconstruction and requested the ATEV. The patient was seen at one, three, six, nine, and 12 months after ATEV implantation. At all visits, the ATEV appeared normal with unobstructed patency. Flow and velocities were normal. At three months, the patient was released to full activity. At six and 12 months, the graft was functioning well. At one-year imaging, the ATEV was patent and appeared remarkably similar to the patient’s native blood vessels. The patient had no signs of infection in the ATEV and continues to have no limitations or complications during normal activity or exercise.
Mayo Clinic Study in Severe PAD
The Mayo Clinic, Rochester, MN, is conducting a study in patients with CLTI under an investigator-initiated IND filed with the FDA. In February 2024, researchers published interim results in the Journal of Vascular Surgery, including their conclusion that in the clinical study the ATEV was a safe, resilient, and effective conduit for arterial bypass and limb salvage. This is an important result since approximately 40% of patients requiring lower extremity bypass do not have saphenous vein available, which is the standard of care for treating this challenging disease state. The presentation reported the outcomes of 29 patients, with a mean age of 71 and having no available vein to use as a bypass graft, who underwent ATEV implantation. Of these 29 patients, 28 (97%) had previously experienced unsuccessful revascularization procedures on the extremity and 21 (72%) had tissue loss or gangrene. Based on the state of this disease, this patient group had a 30-50% one-year risk of amputation. Notably, performing bypass surgery in 24 (83%) of the patients necessitated the fusion of two 42 cm long ATEVs to achieve the required bypass length. Surgeons reported that the operations to implant the ATEV achieved a 100% technical success rate, without any ATEV-related major adverse events reported. At a median follow-up of nine months, the secondary patency rate for patients implanted with the ATEV was 71%. The limb salvage rate was 86%, corresponding to only a 14% amputation rate.
Preclinical Pipeline
Pancreatic Islet Transplantation for Type 1 Diabetes (BioVascular Pancreas)
The BVP is a modification of Humacyte’s ATEV product, leveraging the ATEV to deliver therapeutic cells within close proximity of the patient’s bloodstream. We believe that the ATEV extracellular matrix material is both highly biocompatible, as evidenced by adaptive cellular repopulation after implantation, and also highly angiogenic, as evidenced by extensive formation of microvessels surrounding the ATEV in vivo. These attributes mean that the ATEV may serve as a suitable conduit for delivering large numbers of therapeutic cells to a patient.

Pancreatic islets, which sense blood glucose and respond by secreting insulin, are destroyed by an auto-immune attack in patients with Type I diabetes. The outer surface of our 42cm ATEV has sufficient surface area to accommodate a monolayer of approximately 800,000 human pancreatic islets, which is approximately the number in an entire adult pancreas, and can reverse diabetes and restore glucose control.
We have performed mathematical modelling studies that predict, we believe, that a 42cm ATEV could maintain viability of a therapeutic number of islets after implantation of the ATEV into the arterial bloodstream, or after implantation as an AV conduit similar to that used for hemodialysis access. Bioreactor experiments have confirmed these mathematical conclusions. Furthermore, we have implanted rat-sized BVPs into the aortas of diabetic rats, and observed that the BVP could restore normal glucose levels in all treated animals, while control animals (“No Flow” in red in figure below) did not restore glucose control.
In April 2023, Humacyte and Breakthrough T1D (f/k/a JDRF International) (“JDRF”), the leading global organization funding type 1 diabetes research, announced a collaboration to advance the development of the BVP product candidate. During 2023 and 2024, we performed testing the BVP in primates. In these experiments, researchers observed that insulin-producing cells in the BVP survive for months after implantation into the animal and continue to make insulin after implantation that is measurable in the bloodstream. We consider these results to be extremely encouraging as they support the potential ability of the BVP to deliver a curative number of insulin-producing islets into diabetic subjects. Additional work in large animals is currently ongoing, including using the BVP in diabetic large animals.
Coronary Artery Bypass Graft
Evaluation of 3.5-4mm diameter ATEVs for CABG has been performed over the last four years at Humacyte. We performed a preclinical study at Duke University to evaluate the use of our small diameter ATEV for CABG in adult primates (baboons), and we have also performed studies of the sdATEV in sheep and pig models of CABG surgery, with follow-up times ranging from 1-3 months. The goal of the primate and other large animal studies is to assess patency and function of the small diameter ATEV, as well as host responses and cellular remodeling. ATEVs are followed by ultrasound imaging of the heart, and angiographic imaging of the conduits. In November 2024, researchers presented preclinical results of the sdATEV in a baboon model of CABG at The American Heart Association’s Scientific Sessions 2024 meeting. In the six-month preclinical CABG model, the sdATEV was observed to sustain patency (blood flow), recellularized with the animals’ host cells, and remodeled to effectively reduce the initial size mismatch between the sdATEV and the animals’ native artery. In the preclinical study, the sdATEV was implanted between the aorta and right coronary artery (“RCA”) in five baboons to simulate a CABG procedure. Animals were followed for six months after sdATEV implantation and all sdATEVs maintained patency throughout the study. The baboon study provided an effective model for demonstrating the feasibility, mechanical durability and capacity for host-cell remodeling of the sdATEV for CABG. After implantation, the sdATEV was observed to recellularize with host cells and remodel to effectively reduce the initial size mismatch with the RCA.
Based on discussions with the FDA, we plan to file an IND with the FDA seeking authorization to commence human clinical testing of the sdATEV in CABG.

Angiography showing adaptive remodeling
of ATEV after implant in baboon CABG model
Pediatric Heart Surgery: Modified Blalock-Taussig-Thomas (mBTT) Shunt
Tetrology of Fallot is a relatively common congenital heart defect, that is often treated using a modified Blalock-Taussig-Thomas (“mBTT”). To support a potential future IND filing with the FDA, we have evaluated the use of our ATEV as an mBTT shunt for up to six months in juvenile primates at the Research Institute at Nationwide Children’s Hospital in Columbus, Ohio.
BT Shunt Implant Schematic
In October 2023, results of the preclinical study were published in the open-access Journal of Thoracic and Cardiovascular Surgery (JTCVS Open). In the study, researchers implanted 3.5mm diameter ATEVs into a juvenile large-animal model of pediatric heart disease. The 3.5mm ATEV was implanted between the subclavian and pulmonary arteries, to mimic a commonly-performed surgical procedure used to treat babies born with Tetralogy of Fallot, one of the most common pediatric heart conditions. The study assessed the ATEV’s patency, structure, and blood flow from one week to six months after the implant. The 3.5mm diameter ATEV has smaller product dimensions but is manufactured using a similar process as Humacyte's 6mm ATEV system currently being evaluated in clinical trials in vascular trauma, AV access for hemodialysis, and PAD. We believe that the production of the functional 3.5mm ATEV is indicative of the potentially broad application of our proprietary bioengineered tissue platform and manufacturing processes.

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
We have modified the ATEV production process to enable the embedding of a biocompatible medical-grade stent within the wall of the engineered vessel. Combining a non-degradable stent with the degradable polymer scaffold used for ATEV production results in a composite scaffold that can be seeded with smooth muscle cells and grown in culture. After decellularization, the engineered trachea consists of the extracellular matrix contained in the ATEV, along with an embedded stent that prevents the collapse of the engineered airway with inspiration or neck movements.
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
We have developed a novel paradigm for manufacturing human tissues that mimics key aspects of human physiology. Recognizing that commercial scale production capacity of bioengineered tissue has been non-existent, we prioritized the development of a scalable, reproduceable, commercial biomanufacturing process. At our 83,000 square foot manufacturing facility in Durham, North Carolina, we have industrialized this concept and created a scalable modular manufacturing process that enables us to engineer our ATEVs in commercial quantities in a system designed for cGMP compliance.
Our proprietary manufacturing process was designed with a modular approach allowing us to produce ATEVs in smaller batches for clinical trials and scale out to larger batches for commercial manufacturing. The current, commercial-scale LUNA200 system utilizes 20 growth drawers holding ten ATEVs each for a total of 200 ATEVs per batch. Since 2021 this system has been utilized to produce clinical product for use in our ongoing Phase 3 trials. The FDA inspected our manufacturing facility in April 2024 as part of its review and approval of our BLA in extremity vascular trauma, and we are using this facility to provide product for the United States commercial launch in that indication which commenced in the first quarter of 2025.
Our manufacturing process utilizes our LUNA200 system, consisting of 20 “growth drawers.” Each growth drawer is capable of producing ten 42cm ATEVs and each ATEV remains contained within an individual bioreactor bag. Inside a LUNA200, a closed tubing network connects all 20 growth drawers as well as the ten bioreactor bags in each drawer, allowing the entire system to share cells and nutritive media. In this way, a single LUNA200 can produce up to 200 ATEVs per batch while maintaining the critical operating parameters that direct growth, creating a gross capacity of approximately 900 ATEVs per system annually.
We have designed the LUNA200 to have the ability to produce ATEVs in diameter sizes from 3mm to 10mm and lengths from 10cm to 42cm, making the equipment suitable for the varied array of product candidates in our pipeline. We intend to introduce a 13cm ATEV line extension after commercial launch of the 42cm ATEV. Using our existing LUNA manufacturing equipment, we can generate 400 13cm ATEVs per batch. Our modular manufacturing platform can be scaled without impacting the operating parameters that support the ATEV growth process. We have designed our manufacturing system to be functionally closed, to utilize single-use disposable materials with aseptic connections, and to be fully automated.

Modular Manufacturing Platform Allows for Production of Multiple Product Lengths Using the Same Equipment
We currently have eight LUNA200 systems installed, commissioned and qualified in our manufacturing facility, creating an annual gross ATEV capacity of approximately 7,200 ATEVs. Our manufacturing facility contains space to increase capacity in future years to approximately 40 LUNA200 systems in total. As we continue to expand production, we believe that we will have the ability to take advantage of economies of scale and reduce production costs. The initiation and pace of the expansion of vessel capacity will be determined based on our assessment of market opportunity.
We initiate ATEV production using primary human aortic vascular cells from a working cell stock (“WCS”) that is isolated from FDA-compliant donor tissues and cryopreserved. The WCS vials are stored at two separate qualified facilities to mitigate the risk of single site storage. We qualify all new WCSs for use in ATEV manufacturing utilizing biochemical and gene expression assays. Each qualified primary isolation can produce approximately 500,000 to one million ATEVs.
The WCS expanded using traditional cell culture techniques, and the cells are transferred onto a biocompatible, biodegradable polymer mesh within a flexible, single-use bioreactor bag. Cells inoculated onto this tubular mesh are cultured utilizing a proprietary culture medium and subjected to cyclic mechanical stretch for a period of approximately eight weeks. During this period, the cells proliferate and build extracellular matrix while the polymer mesh degrades. The resulting bioengineered vessel is comprised of the aortic vascular cells and their deposited extracellular matrix. After completion of the culture period, we decellularize the bioengineered vessel using a proprietary combination of salts, enzymes and detergents, followed by numerous washes in excipient grade neutral pH buffered saline. The resulting ATEV retains the human extracellular matrix constituents and, therefore, the biomechanical properties of the bioengineered vessel, but cells and cellular components, which could induce a foreign body response or immune rejection following implantation, are removed. After decellularization, our ATEVs are packaged for distribution inside the same flexible bioreactor bag in which they were produced, with sterile phosphate buffered saline as the excipient. Once the package is delivered to the operating room, the ATEV is removed from the bioreactor bag by the surgical staff.
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

Supply Agreement with SeraCare
In January 2014, we entered into a supply agreement with SeraCare for the supply of human plasma, which was amended in October 2018 (as amended, the “SeraCare Agreement”). Under the SeraCare Agreement, we agreed to purchase at least a substantial majority of our human plasma requirements from SeraCare. In the event SeraCare is unable to fulfill our requirements, and subject to certain conditions, we may engage another plasma supplier during the period in which SeraCare is unable to fulfill our requirements. The SeraCare Agreement is subject to annual price modifications in the case of significant changes in SeraCare’s cost of raw materials, with any modification to be determined at least three months prior to the end of the relevant year. The initial term of the SeraCare Agreement expired on October 12, 2023, but automatically extends for subsequent one-year periods unless terminated by either party at least 18 months prior to the end of the initial term. Either party may terminate the SeraCare Agreement for uncured material breach or for the insolvency of the other party at any time. In addition, either party may terminate the SeraCare Agreement without cause upon 12 months’ written notice. We may also terminate the agreement in the event of certain supply interruptions. Each party also agreed to indemnify the other against certain third-party claims up to a specified cap.
Supply Agreement with Confluent
In August 2015, we entered into an agreement for the supply of polymer mesh, which we refer to as the mesh supply agreement, with Biomedical Structures LLC (“Biomedical Structures”). Biomedical Structures’ rights and obligations under the mesh supply agreement were subsequently assigned to Confluent in connection with Confluent’s acquisition of Biomedical Structures in 2016. In 2020, the agreement was amended to align with the growth expected with the transition to commercial distribution following FDA approval. Pursuant to the mesh supply agreement, the price of polymer mesh we purchase from Confluent is subject to potential adjustment if Confluent’s cost of raw materials increases above a specified threshold pursuant to good faith negotiations from both parties, which negotiation Confluent may not request more than once in a 12-month period. The 2020 amendment also provided volume driven discounts. Confluent is obligated to partner with Humacyte in order to establish redundant facilities for the manufacture of the polymer mesh at established contractual volume thresholds. The amended mesh supply agreement has a term of three years, which can be automatically extended for subsequent one-year periods and will continue to do so unless either party provides notice of non-renewal at least 120 days prior to the end of the then-current term or otherwise terminates in accordance with the agreement. We and Confluent are each also permitted to terminate the mesh supply agreement for convenience, however Confluent must provide us with at least 365 days written notice and we are obligated to provide 180 days’ notice, prior to such a termination. In addition, each party is permitted to terminate the mesh supply agreement for an uncured material breach by the other party following failure to remedy the breach during a sixty-day cure period. Both parties have agreed to indemnify one another for certain third-party claims.
Distribution
Commercialization Strategy Within United States and for Earlier-Stage Pipeline Programs
Following the December 2024 FDA approval of Symvess in extremity vascular trauma, we commenced the United States commercial launch in that indication in the first quarter of 2025. For our vascular repair and replacement applications of our technology, including vascular trauma, AV access for dialysis, and the treatment of PAD, we have retained the right to commercialize our ATEV within the United States. In the United States we are commercializing the ATEV through our own direct sales and marketing team and expect to do so also for any additional ATEV indications that may be approved. We own end-to-end commercialization and are pursuing collaborations with appropriate strategic partners who have established distribution channels for specialized markets.
Our first market launch of Symvess for the treatment of extremity vascular trauma in the United States involves a highly concentrated market of approximately 200 Level I Trauma Centers that may be reached with a small field sales forces. Many of the major trauma centers already have familiarity with our ATEVs through their participation in our clinical trials. Our sales launch commenced in the first quarter of 2025 and includes dual targeting of surgeons to create pull-through demand and hospital administration (trauma center Value Analysis Committees) to ensure adoption and uptake of the ATEV in vascular trauma. We have recruited and trained a highly experienced sales team for the commercial launch of Symvess. All ten sales team members are multi-year President’s Club winners, representing the top 10% of achievers in their prior sales organizations. The average hospital medical device and biotech experience of our sales team members exceeds 15 years, all sales team members have experience in vascular surgery and/or trauma surgery, and 80% have previous experience selling regenerative therapies. All team members have experience selling clinically differentiated disruptive technologies and premium priced portfolios.

We have developed and published a Budget Impact Model based on the clinical results supporting the approval of Symvess, and the estimated reduction in clinical complications potentially achievable by treating specific patients with Symvess versus current standard of care. Based on the model, the per-patient cost of treating patients with Symvess is estimated to be less than the cost of treating trauma patients with synthetic grafts, cryopreserved allografts, or xenografts, as well as other patients at high risk of complications. Major drivers of cost savings associated with Symvess were attributed to reductions in the rate of amputation and vascular conduit infection.
Additionally, we submitted a New Technology Add-On Payment (“NTAP”) application for Symvess to the Centers for Medicare and Medicaid Services (“CMS”) in October 2024. We presented Symvess data at a public Town Hall with the CMS in December 2024. If successful, NTAP reimbursement will begin for discharges on October 1, 2025, offering hospitals additional payment to cover a portion of the costs associated with Symvess.
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
Distribution Agreement with Fresenius Medical Care
We entered into a distribution agreement with Fresenius Medical Care in June 2018 which, as amended as of February 16, 2021, granted Fresenius Medical Care and its affiliates exclusive rights to develop outside the United States and European Union (the “EU”) and commercialize outside of the United States our 6 millimeter x 42cm ATEV and all improvements thereto, and modifications and derivatives thereof (including any changes to the length, diameter or configuration of the foregoing), for use in vascular creation, repair, replacement or construction, including renal replacement therapy for dialysis access, the treatment of PAD, and the treatment of vascular trauma, but excluding coronary artery bypass graft, pediatric heart surgery, or adhering pancreatic islet cells onto the outer surface of the distribution product for use in diabetic patients. Within the United States, Fresenius Medical Care will collaborate with Humacyte in its commercialization of the product in the field, including adoption of the distribution product as a standard of care in patients for which such use is supported by clinical results and health economic analyses.
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
Third-Party Reimbursement
We anticipate that coverage and reimbursement by the CMS and private payors will be essential for most patients and health care providers to afford our treatments, particularly in the applications of renal replacement therapy for dialysis access and the treatment of PAD. Accordingly, sales of our products will depend substantially, both domestically and abroad, on reimbursement by government authorities, private health coverage insurers and other third-party payors. Our strategy around ATEV reimbursement focuses on achieving alignment and agreement from CMS on coding and payment pathways; both are critical to influencing and achieving optimal reimbursement payment from private payor sources. Therefore, Humacyte continues to develop a comprehensive reimbursement strategy including CMS, private payors, and other key stakeholders to ensure a clear and sustainable reimbursement path for all ATEV product opportunities.
We are pursuing a dual regulatory and legislative reimbursement strategy to ensure separate Medicare payment for the ATEV at an appropriate price. The regulatory strategy includes (1) engaging CMS political and career staff directly on coverage, payment, and coding followed by (2) submission of formal applications in these areas once FDA approval is obtained. Currently, no RMAT tissue engineered product has established coverage and reimbursement by CMS, and it is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products. See “Risk Factors — Risks Related to the Development and Commercialization of Our Product Candidates” for further information. Even if we receive marketing approval for our ATEVs, there is uncertainty with respect to third-party coverage and reimbursement of our ATEVs. They may also be subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, any of which could harm our business, prospects, operating results and financial condition.
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
As of December 31, 2024, our patent estate is comprised of 15 families of patents. Of these families, 12 are solely owned by Humacyte, one is jointly owned by Humacyte and Global Life Sciences Solutions USA LLC, one is jointly owned by Humacyte and Yale University, one is exclusively licensed to Humacyte from Duke University and one is exclusively licensed to Humacyte from Yale University. For more information regarding these license agreements, see “— License Agreement with Duke University” and “— License Agreements with Yale University.”
Our 15 families of patents are comprised of:
(i)Twelve issued U.S. patents, 73 foreign patents in Austria, Australia, Belgium, Canada, China, Cyprus, Denmark, France, Germany, Greece, Hong Kong, Hungary, Ireland, Italy, Japan, Netherlands, Portugal, Spain, Sweden, Switzerland, Turkey, and the UK, seven pending U.S. non-provisional patent applications, and 12 pending foreign applications in Australia, Canada, China, Europe, Japan and Hong Kong, which are solely owned by us,
(ii)three issued U.S. patents, 18 issued foreign patents in Australia, Austria, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Japan, Netherlands, Spain, Sweden, Switzerland, Turkey, and the UK, one pending U.S. non-provisional patent application, and four pending foreign patent applications in Europe and Canada, which we co-own, and
(iii)one issued U.S. patent, one issued foreign patent in Japan, one pending U.S. non-provisional patent application, and five pending foreign patent applications in Australia, Canada, Europe, Japan, and Hong Kong, which we exclusively license.
Many of these patents and patent applications generally relate to the scaffolds used to make Symvess and our product candidates, the composition of Symvess and our product candidates, and systems and methods of manufacturing Symvess and our product candidates. Excluding any patent term adjustment or patent term extension, the U.S. patent relating to the scaffold used to make Symvess and our product candidates expires in 2032, the U.S. patents relating to the composition of our vessels expire in 2032 and the U.S. patents relating to the systems and methods of manufacturing Symvess and our product candidates expires in 2032. Based on the FDA approval of the ATEV in December 2024, in February 2025 we filed with the U.S. Patent and Trademark Office an application for extension of patent term on one of our U.S. patents relating to the composition of Symvess and our product candidates under 35 U.S.C. § 156. If granted, we estimate that the expiration of the patent will be extended by approximately 50 months. The U.S. patent relating to the entangler machinery used to make tubular scaffolds expires in 2035. Included in our patent portfolio is one U.S. patent expiring in 2040, and multiple pending, Humacyte-owned non-provisional applications relating to the manufacturing of engineered tissues at commercial scale, as well as other technologies and product candidates. If these non-provisional applications are allowed, such additional patents issuing therefrom would be expected to expire around 2043.
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
License Agreement with Duke University
In March 2006, we entered into a license agreement with Duke University (“Duke”), which was subsequently amended in 2011, 2014, 2015, 2018, 2019 and January 2022 (as amended, the “Duke License Agreement”). Under the Duke License Agreement, Duke granted us a worldwide, exclusive, sublicensable license to certain patents related to decellularized tissue engineering, which we refer to as the patent rights, as well as a non-exclusive license to use and practice certain know-how related to the patent rights. The relevant licensed patent on decellularization of tissue expired in 2021. We have agreed to use commercially reasonable efforts to develop, register, market and sell products utilizing the patent rights, which we refer to as the licensed products. Any services provided to a third party utilizing licensed products are referred to as licensed services. We have also agreed to meet certain benchmarks in our development efforts, including as to development events, clinical trials, regulatory submissions and marketing approval, within specified timeframes. Under the Duke License Agreement, Duke retains the right to use the patent rights for its own educational and research purposes, and to provide the patent rights to other non-profit, governmental or higher-learning institutions for non-commercial purposes without paying royalties or other fees.
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

License Agreements with Yale University
Large Diameter ATEV
In August 2019, we entered into a license agreement with Yale University (“Yale”) that granted us a worldwide license to the patents jointly owned with us related to tubular prostheses which are large diameter versions of our ATEVs, which may or may not contain a stent (the “Tubular Prothesis License Agreement”). The license granted under the Tubular Prothesis License Agreement is exclusive in the field of engineered urinary conduits, engineered tracheae/airways and engineered esophagi, except that it is subject to Yale’s non-exclusive right, on behalf of itself and all other non-profit academic institutions, to use the licensed products for research, teaching, and other non-commercial purposes. We have agreed to use reasonable commercial efforts to develop and commercialize the licensed patents and any licensed products and methods, and to use reasonable efforts to make the licensed products available to patients in low and low-middle income countries. We are also obligated to provide Yale periodically an updated and revised copy of our plan, which must indicate progress of our development and commercialization. We may also sublicense our rights without Yale’s prior written consent, but such sublicense is subject to certain conditions.
In connection with our entry into the Tubular Prothesis License Agreement, we paid Yale an upfront cash fee of less than $0.1 million. We have also agreed to pay to Yale: an annual maintenance fee, increasing between the first anniversary of the agreement until the fifth anniversary up to a maximum of less than $0.1 million per year; milestone payments upon achievement of certain regulatory and commercial milestones of $0.2 million and $0.6 million for this license; a low single-digit percentage royalty on worldwide net sales, subject to reductions for third-party license fees; and a low double-digit percentage of sublicensing income.
If we or any of our future sublicensees bring a patent challenge against Yale or assist another party in bringing a patent challenge against Yale, the license fees described above will be subject to certain increases and penalties.
The Tubular Prothesis License Agreement expires on a country-by-country basis on the date on which the last of the patents in such country expires, lapses or is declared invalid. Issued patents and additional patents issuing from this licensed portfolio will expire no earlier than 2032, and the term of each patent may be extended by patent term adjustment, patent term extension, or foreign equivalents thereof. Issued U.S. patent No. 10,172,707 will expire no earlier than 2035. Issued patents and additional patents issuing from this licensed portfolio will expire no earlier than 2032, and the term of each patent may be extended by patent term adjustment, patent term extension, or foreign equivalents thereof. Issued U.S. patent No. 10,172,707 will expire no earlier than 2035. Yale may terminate the Tubular Prothesis License Agreement if we fail to (i) provide written diligence reports, (ii) provide a commercially reasonable diligence plan, (iii) implement the plan in accordance with the obligations under the agreement, or (iv) reach certain research and development milestones within the scheduled timeframe set forth in the agreement; however, any such termination right would be limited in scope to the country or countries to which such failure relates. Yale may also terminate for our non-payment, uncured material breach, failure to obtain adequate insurance, bringing or assisting in bringing of a patent challenge against Yale, abandonment of the research and development of our product or insolvency. We may terminate the Tubular Prothesis License Agreement (i) on 90 days’ prior written notice to Yale, provided we are not in breach of the license agreement and have made all required payments to Yale thereunder and (ii) on written notice to Yale following an uncured material breach. Under certain circumstances, Yale may, at its option, convert the exclusive license to a non-exclusive license if we decline to initiate certain infringement or interference proceedings with respect to the licensed patents. We have agreed to indemnify Yale against certain third-party claims.
BioVascular Pancreas
In August 2019, we entered into a license agreement with Yale that granted us a worldwide license to its patents related to a BVP (the “BVP License Agreement”). The license granted under the BVP License Agreement is exclusive in the field of acellular vascular tissues that deliver pancreatic islet cells to patients, except that it is subject to Yale’s non-exclusive right, on behalf of itself and all other non-profit academic institutions, to use the licensed products for research, teaching, and other non-commercial purposes. We have agreed to use reasonable commercial efforts to develop and commercialize the licensed patents and any licensed products and methods, and to use reasonable efforts to make the licensed products available to patients in low and low-middle income countries. We are also obligated to provide Yale periodically an updated and revised copy of our plan, which must indicate progress of our development and commercialization. We may also sublicense our rights without Yale’s prior written consent, but such sublicense is subject to certain conditions.

In connection with our entry into the BVP License Agreement, we paid Yale an upfront cash fee of less than $0.1 million. We have also agreed to pay to Yale: an annual maintenance fee, increasing between the first anniversary of the agreement until the fifth anniversary up to a maximum of less than $0.1 million per year; milestone payments upon achievement of certain regulatory and commercial milestones of $0.1 million and $0.2 million for this license; a low single-digit percentage royalty on worldwide net sales, subject to reductions for third-party license fees; and a low double-digit percentage of sublicensing income.
If we or any future sublicensees bring a patent challenge against Yale or assist another party in bringing a patent challenge against Yale, the license fees described above will be subject to certain increases and penalties.
The BVP License Agreement expires on a country-by-country basis on the date on which the last of the patents in such country expires, lapses or is declared invalid. Patents issuing from this licensed portfolio will expire no earlier than 2039, and the term of each patent may be extended by patent term adjustment, patent term extension, or foreign equivalents thereof. Patents issuing from this licensed portfolio will expire no earlier than 2039, and the term of each patent may be extended by patent term adjustment, patent term extension, or foreign equivalents thereof. Yale may terminate the BVP License Agreement if we fail to (i) provide written diligence reports, (ii) provide a commercially reasonable diligence plan, (iii) implement the plan in accordance with the obligations under the agreement, or (iv) reach certain research and development milestones within the scheduled timeframe set forth in the agreement; however, any such termination right would be limited in scope to the country or countries to which such failure relates. Yale may also terminate for our non-payment, uncured material breach, failure to obtain adequate insurance, bringing or assisting in bringing of a patent challenge against Yale, abandonment of the research and development of our product or insolvency. We may terminate the BVP License Agreement (i) on 90 days’ prior written notice to Yale, provided we are not in breach of the license agreement and have made all required payments to Yale thereunder and on written notice to Yale following an uncured material breach. Our rights under the BVP License Agreement will also terminate automatically with respect to a patent application or patent within the licensed patents in a specified country if, upon receipt of written notice from Yale, we do not agree to pay the patent filing, prosecution and maintenance fees incurred by Yale for such patent applications or patents in the specified country. Under certain circumstances, Yale may, at its option, convert the exclusive license to a non-exclusive license if we decline to initiate certain infringement or interference proceedings with respect to the licensed patents. We have agreed to indemnify Yale against certain third-party claims.
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
Autologous Veins
The harvest of autologous veins is a serious operation that can result in numerous complications, including infection, chronic pain, and limb swelling that severely impact the patient’s quality of life. In addition, this procedure can often result in long recovery times, increased hospital stays, and increased risk of hospital readmission. In order to obtain an autologous vein, such as a saphenous vein, for use in a surgical procedure, a second operation must be performed on the patient to harvest the vein. The harvesting process must be completed before the bypass procedure occurs and can take significant time to complete, which increases costs related to the additional operative time and staff required to perform the operation. Even if successful, the patient’s recovery time could increase as the patient must recover from two surgical procedures instead of one, further increasing morbidity and cost. Additionally, a significant percentage of patients are not suitable for vein harvesting either due to vein or limb damage, limited vein supply from prior harvest, venous disease or the surgeon’s desire to preserve the vein for future coronary or other bypass procedures. In acute trauma, the time to restore blood flow to injured limbs is delayed when a vein must be harvested from the patient, which puts the limbs at greater risk of reduced function or amputation. For patients suffering from vascular trauma, some types of injury preclude the harvesting of autologous saphenous vein due to concomitant injuries of one or both legs. Furthermore, time is required to prepare the vein harvest site and to remove the vein from the leg, which adds to ischemia time and can increase the risk of tissue and limb loss. Rates of traumatic limb loss are strongly tied to ischemia time, and therefore rapid revascularization using an off-the-shelf ATEV conduit may decrease ischemia time and lead to better outcomes.

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
Our Solution
We believe our ATEVs combine the off-the-shelf availability of synthetic grafts with the regenerative capabilities of autologous vessels. We believe these and other attributes have the potential to address unmet clinical needs in a range of disease states, including atherosclerosis, end-stage kidney disease, coronary artery disease, vascular trauma, pediatric congenital heart disease, airway disease, and others. We believe that the ATEVs multiple key characteristics will drive rapid clinical adoption amongst surgeons and the broader healthcare community:
•Off-the-Shelf: Our “cabinet” of ATEVs of varying diameters and lengths is designed to be stored on-site at facilities such as hospitals, trauma centers and outpatient surgical centers.

•Immediately Available: When needed, our ATEVs are available for immediate use by opening and removing the ATEV from its original flexible bioreactor bag. Since our ATEV does not need flushing, harvesting or thawing, as is common with other vascular substitute alternatives, we believe hospitals will be able to use our ATEVs for vascular surgery more quickly with smaller surgical teams, reduced logistics and decreased overall cost.
•No Surgical Harvesting: The use of our ATEVs does not subject patients to the serious operation of harvesting an autologous vein, which can result in greater procedure and recovery time, potential scarring and disfigurement, increased costs, and numerous potential health complications.
•Non-Immunogenic and No Foreign Body Response: Given their acellular nature, our ATEVs have the potential to be universally implantable and durable across patients. Because our ATEVs are derived from human tissue (but cleansed of all cells and cellular components), we believe (and have observed in clinical trials to date) that they do not generate the foreign body response associated with the use of synthetic grafts, or the immune response associated with cryopreserved vessels.
•Low Infection Susceptibility: In clinical trials to date, we have observed reduced rates of infection in our ATEVs as compared to synthetic materials. As a result, we believe our ATEVs may be used in complicated and potentially contaminated wounds with fewer patient complications following the initial procedure.
•Uniform and Predictable Size, Structure and Quality: Harvested veins vary in size, structure and quality by donor. We manufacture our ATEVs to precise specifications under controlled quality standards, which will allow surgeons the flexibility to quickly and easily select an ATEV in the appropriate size and shape for each indication.
•Regenerative Potential: Our ATEVs repopulate with the patient’s own vascular cells, creating a living vascular tissue with the associated long-term benefits of self-healing and infection resistance.
We expect our ATEVs will compete with the use of a patient’s own blood vessels, as well as a variety of marketed products, such as conventional synthetic grafts, xenografts, and allografts, as well as developing technologies. We expect the key competitive factors affecting the commercial success of our ATEVs to likely be efficacy, safety, convenience, pricing and reimbursement.
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
There are also a number of companies of which we are aware that have preclinical and early clinical-stage research programs underway to develop products that could potentially compete with our ATEVs, including NovaHep AB, Xeltis AG, Hancock Jaffe, and Vascudyne Inc. We may face competition from these and other emerging technologies such as bioabsorbable polymetric implants and electrospun or 3D printed tubular conduits.
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
Government Regulation
Overview
The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements on the research, development, testing, manufacture, quality control, safety, effectiveness, packaging, labeling, storage, record keeping, marketing, advertising and promotion, import/export, and distribution of Symvess and our product candidates.

In the United States, the FDA regulates pharmaceutical drugs, medical devices and biologic products under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Public Health Service Act (“PHSA”), FDA implementing regulations, and other laws. Symvess and our product candidates are subject to regulation by the FDA as biologics. Biologics require the submission of a BLA and approval by the FDA before being marketed in the United States. Our first vessel product, Symvess, received approval of its BLA on December 19, 2024 for use as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible. None of our other vessel products or other investigational products have received FDA approval. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, and the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.
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
•Submission to the FDA of an IND, which must become effective before human clinical trials in the United States may begin;
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
•Submission to the FDA of a BLA;
•Satisfactory completion of an FDA inspection of the manufacturing facility or facilities and distribution site at which the product is produced: to assess compliance with cGMP regulations; to assure that the facilities, production methods, testing and controls are adequate; and, if applicable, to assure compliance with current good tissue practice (“cGTP”) requirements for human cellular and tissue-derived products;
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

U.S. Biological Products Development Process
The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any further approvals for Symvess and/or our product candidates will be granted on a timely basis, if at all.
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
For purposes of BLA submission and approval, clinical trials are typically, though not always, conducted in three sequential phases, which may overlap or be combined. For certain of Humacyte’s development of product candidates, Phase 1 and Phase 2 trials have heretofore been combined into a single trial design.
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
•Phase 3. The biological product is administered to an expanded patient population, often large numbers of patients of several hundred to several thousand and generally at geographically dispersed clinical trial sites. These trials are designed to generate enough data to statistically evaluate clinical effectiveness and safety as well as to establish the overall benefit-risk relationship of the investigational new biological product, and to provide an adequate basis for product approval. FDA typically requires at least two Phase 3 trials to support approval, but in some cases may approve an application on the basis of one trial. For example, FDA’s approval of our BLA for Symvess for extremity arterial injury was based on a single pivotal trial with supporting evidence from humanitarian use of the product in Ukraine.
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
The testing and approval processes require substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. Even if we believe a clinical trial has demonstrated safety and efficacy of one of our product candidates for the treatment of a disease, the results may not be satisfactory to the FDA. Preclinical and clinical data may be interpreted by the FDA in different ways, which could delay, limit or prevent regulatory approval. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing new indications for Symvess and/or our product candidates. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products.
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
The Biologics Price Competition and Innovation Act (“BPCIA”), amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish its product as highly similar to an approved innovator biologic, among other requirements. The BPCIA, however, bars the FDA from approving biosimilar applications for 12 years after an innovator biological product receives initial marketing approval. This bar does not apply to submission or approval of full BLAs. Because Symvess received its initial approval for marketing via a BLA, we believe that it will be entitled to 12 years of exclusivity. Nevertheless, the BPCIA is complex and is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning is subject to uncertainty.
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
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a biological product intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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
Post-Approval Requirements
Any biologics manufactured or distributed by us or our collaborators pursuant to FDA approvals, such as Symvess, are subject to continuing post-approval regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the product, as well as any post-marketing surveillance requested by the FDA as a condition to BLA approval. As a condition of approval of our BLA for Symvess in extremity arterial injury, we are obligated to conduct post-approval studies and trials, and report the results to the FDA. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall our product from distribution or withdraw approval of the BLA for that product.
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
U.S. Third-Party Payor Coverage and Reimbursement
The commercial success of Symvess and our product candidates, if they are approved for marketing, will depend, in part, upon the availability of coverage and reimbursement from third-party payors at the federal, state and private levels. Government payor programs, including Medicare and Medicaid, private health care insurance companies and managed-care plans have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or treatments. The U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost-containment. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on health care reform and on the reform of the Medicare and Medicaid payment systems. Examples of how limits on coverage and reimbursement in the United States may cause reduced payments for products in the future include: changing Medicare reimbursement methodologies; fluctuating decisions on which drugs to include in formularies; allowing the federal government to negotiate drug prices for federal healthcare programs; revising drug rebate calculations under the Medicaid program; and reforming drug importation laws.
Some third-party payors also require pre-approval of coverage for new or innovative devices or therapies before they will reimburse health care providers who use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for Symvess and our product candidates and operate profitably. Significant cost containment pressure and downward pricing pressures exist in the U.S. and around the world, which may negatively affect reimbursement at any time.
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
During the development of a medicinal product, the EMA and national medicines regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Scientific Advice Working Party of the Committee for Medicinal Products for Human Use (“CHMP”). Advice is not legally binding with regard to any future marketing authorization application of the product concerned. To date, we have not initiated any scientific advice procedures with the EMA, but we have obtained confirmation from the EMA that our ATEVs would be eligible for the EMA’s scientific advice procedures.

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
The centralized procedure gives rise to marketing authorizations that are valid throughout the EU. Applicants file marketing authorization applications with the EMA, where they are reviewed by a relevant scientific committee, in most cases the CHMP (although other specialist committees may also be involved; for example, the Committee for Advanced Therapies will also be involved in the review of advanced therapy medicinal products (“ATMP”), and ATEVs could potentially be classified as an ATMP). The EMA forwards CHMP opinions to the European Commission, which uses them as the basis for deciding whether to grant a marketing authorization. The centralized procedure is compulsory for medicinal products that (1) are derived from biotechnology processes, (2) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, viral diseases or autoimmune diseases and other immune dysfunctions, (3) are orphan medicinal products or (4) are advanced therapy medicinal products. For medicines that do not fall within these categories, an applicant may voluntarily submit an application for a centralized marketing authorization to the EMA, as long as the CHMP agrees that (i) the medicine concerned contains a new active substance, (ii) the medicine is a significant therapeutic, scientific, or technical innovation, or if its authorization under the centralized procedure would be in the interest of public health.
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
Data Exclusivity
Marketing authorization applications for generic medicinal products do not need to include the results of preclinical and clinical trials, but instead can refer to the data included in the marketing authorization of a reference product for which regulatory data exclusivity has expired. If a marketing authorization is granted for a medicinal product containing a new active substance or to a different marketing authorization holder that has carried out a complete set of preclinical tests and clinical trials, that product benefits from eight years of data exclusivity, during which generic marketing authorization applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which such generic products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved.
There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, while a full set of preclinical tests and trials are not necessary, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

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
EU Requirements Applicable to Medical Devices
Under the previous medical devices directive, Directive 93/42/EEC, our ATEVs were not classified as medical devices in the EU because, with limited exceptions, products incorporating or derived from tissues or cells of human origin are expressly excluded from the scope of the EU medical devices rules under Directive 93/42. However, as of May 26, 2021, Regulation (EU) 2017/745 applies, and this will bring us within the scope of the EU medical device rules products containing or derived from tissues or cells of human origin that are non-viable or are rendered non-viable.
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
Employees and Human Capital Management
As of December 31, 2024, we had 220 employees, of which 218 were full-time. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.
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
•Our near-term prospects are dependent on the success of Symvess, our sole FDA-approved product, and if we are unable to successfully commercialize it in the vascular trauma indication and obtain regulatory approval for Symvess in additional indications, our business, operating results and financial condition will be materially harmed.
•Symvess and our product candidates, if approved, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
•We face and will continue to face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do, which may adversely affect our ability to successfully market or commercialize Symvess or our product candidates.
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
•Lack of experience by investigators and surgeons with our ATEVs can lead to incorrect implantation or follow-up procedures which could harm the results of our clinical trials and market acceptance of Symvess and our product candidates, if approved.
•We may not be successful in our efforts to use our proprietary scientific technology platform to build a pipeline of additional product candidates.
•The sizes of the market opportunities for Symvess and our product candidates have not been established with precision and are estimates that management believes to be reasonable. If these market opportunities are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the relevant patient population, our revenue and ability to achieve profitability might be materially and adversely affected.
•Our distribution agreement with Fresenius Medical Care imposes obligations on us that may restrict our ability to operate our business in ways we believe to be in our long-term best interest.
•If we receive approval for a product candidate that is not subject to our distribution agreement with Fresenius Medical Care, and we are unable to establish our own marketing, sales and distribution capabilities or are unable to enter into agreements with third parties to do so, we may not be able to generate product revenue and will have to alter our development and commercialization plans.

•The manufacture of Symvess and our product candidates is complex, we have limited experience manufacturing commercial product, and we have in the past and may in the future encounter difficulties in production. If we or any third-party manufacturer encounter such difficulties, our ability to supply Symvess for commercial sale or Symvess and our product candidates for clinical trials could be delayed or halted entirely.
•The terms of the Purchase Agreement (defined below) may limit our ability to incur future debt.
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
•Our ability to successfully commercialize Symvess and our product candidates may be impaired if we are unable to obtain and maintain effective intellectual property rights for our proprietary scientific technology platform and product candidates.
•We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.
Risks Related to the Development of Symvess and Commercialization of Our Product Candidates
Our near-term prospects are dependent on the success of Symvess, our sole FDA-approved product, and if we are unable to successfully commercialize it in the vascular trauma indication and obtain regulatory approval for Symvess in additional indications, our business, operating results and financial condition will be materially harmed.
Our business currently depends heavily on our ability to successfully commercialize Symvess in the United States and in other jurisdictions where we may obtain marketing approval. Symvess currently is our only product approved for sale in the US and, while we are developing a number of product candidates, we have invested and continue to invest a substantial portion of our efforts and financial resources in the development of Symvess. None of our remaining product geometries and modifications have advanced beyond preclinical development. As a result, in the near term we are dependent on the success of Symvess, and if we are unable to successfully commercialize it in the vascular trauma indication and obtain regulatory approval for Symvess in additional indications, our business, along with our operating results and financial condition, will be materially harmed. We may never be able to successfully commercialize Symvess or our product candidates or meet our expectations with respect to revenues for a number of reasons, including:
•a lack of acceptance of Symvess by physicians, patients, third-party payors and other members of the medical community;
•our limited experience in marketing, selling and distributing Symvess or any other product;
•our limited experience in the commercial manufacturing of Symvess or any other product;
•reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;
•our ability to expand the current FDA-approved indications for Symvess into treatment of pediatric patients, treatment of a broader set of traumas, or indications outside of trauma;
•emergence of new AEs associated with Symvess once the product is in commercial use or data suggesting that known AEs are more frequent or severe than originally thought;
•changed or increased regulatory restrictions in the United States, EU and other foreign territories; and
•a lack of adequate financial or other resources to commercialize Symvess successfully.

For example, during its review of the Symvess BLA, the FDA identified concerns relating to mid-graft rupture or anastomotic failure of Symvess post-implantation. As a result, the FDA approved package insert for Symvess contains a boxed warning relating to mid-graft rupture or anastomotic failure, and as a condition of Symvess approval we are obliged to conduct a post-approval long-term observational study to further characterize these and other risks. If our post-approval study demonstrates that these or other risks associated with Symvess are more severe and/or more prevalent than currently understood, this may have adverse impacts on our business, including lack of market acceptance of our product, imposition of further warnings or limitations on distribution and/or use of Symvess, or revocation of our marketing authorization.
There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the launch and commercialization of our approved product in the United States will be sufficient for us to achieve success at the levels we expect. Even our ability to generate product revenue and become profitable from Symvess depends on our assumptions regarding the relevant market opportunity and the degree of market acceptance for Symvess, and if approved, our other products, for which our estimates may prove inaccurate, and market acceptance in any approved indication, which may never occur.
Symvess and our product candidates, if approved, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
The commercial success of Symvess and our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors, as medically necessary, cost-effective and safe. Symvess and any other product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community due to ethical, social, medical, cost and legal concerns. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable.
The degree of market acceptance of Symvess or any of our product candidates that receives marketing approval will depend on a number of factors, including:
•the efficacy and potential advantages of Symvess or our product candidates compared with alternative products or methods, including convenience and ease of administration;
•the prices we charge for Symvess or our other products, if approved;
•the availability of third-party coverage and adequate reimbursement;
•the willingness of the target patient population to try new products and methods and of physicians to use these products and methods;
•the strength of marketing and distribution support;
•the availability of the product and our ability to meet market demand;
•the prevalence and severity of any side effects, or the emergence of new, previously unknown side effects; and
•any restrictions on the use of Symvess and our other products, if approved.
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
Before obtaining marketing approval for any of our product candidates, and before gaining approval for additional indications for our approved Symvess product, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive and time-consuming, and its outcomes are uncertain.

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
We believe the novelty of our research and development efforts, which are focused on the development of bioengineered human, acellular, tissue-based vessels for use across a wide spectrum of applications in vascular surgery, augments this uncertainty. The scientific discoveries that form the basis for our efforts to develop our product candidates are relatively new, and the scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. At this time, Symvess has been approved in the United States in an initial indication, and none of our product candidates have been approved in the United States, Europe or in any other jurisdiction. The clinical trial requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. In addition, because of the nature of the ATEVs, many of our clinical trials are “open label,” meaning that both the patient and the investigator know whether the patient is receiving the investigational product candidate. These studies often require the use of historical control arms consisting of patients previously treated with alternative therapies in the normal course of medical care. Use of open label study designs further complicates the clinical development process. Because of these and other factors, we may experience substantial difficulties in agreeing with FDA and other regulatory authorities on clinical trial design.
If our studies are not successful, we be delayed in obtaining marketing approval or may not receive marketing approval at all. For example, our V006 trial did not meet its primary endpoint, which has delayed development of the ATEV for the hemodialysis access indication. If we fail to achieve the primary endpoint of our other ongoing or future clinical trials, or if safety issues arise, or the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, we may incur significant additional costs or experience significant delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
Additionally, even though we received FDA approval for Symvess in trauma, we may face a number of difficulties if the results of our clinical trials for additional Symvess indications or for our product candidates are unfavorable, inconclusive, or only modestly favorable or if there are safety concerns, such as AEs or SAEs, which could include clotting, mechanical failure, immunological rejection or infection, that could outweigh potential benefits associated with such product candidates. This could result in:
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
Our progress in early stage clinical trials may not guarantee success in late stage clinical trials, and our progress in trials for one product candidate or the FDA’s approval of Symvess may not be indicative of progress in trials for another product candidate.
The product candidates in our pipeline are at various stages of development. Trial designs and results from previous studies are not necessarily predictive of our future clinical trial designs or results, and initial results of ongoing trials may not be confirmed upon full analysis of the complete trial data. A number of companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier stage clinical trials, and we may experience similar setbacks. Favorable results in clinical trials for, or the FDA’s approval of, one of our product candidates also do not necessarily indicate that we will obtain positive results in clinical trials related to product candidates. The novelty of our proprietary scientific technology platform adds another layer of risk that early-stage clinical trials may not guarantee success in our late-stage clinical trials. If we are unable to demonstrate favorable results in future clinical trials for our various product candidates, we expect that our business, prospects, operating results and financial condition will be materially adversely affected.
Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our clinical trials, which is based on a preliminary analysis of then-available data. However, the final results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, although we may not have received or had the opportunity to fully and carefully evaluate all data at the time such preliminary or topline results are released. As a result, the topline or preliminary results that we report may differ from final results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available, or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
In addition, the information we choose to publicly disclose regarding a particular clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.
If SAEs occur at an unacceptable rate or other unacceptable side effects are identified in our ATEVs we may need to delay, abandon or limit development and marketing of our product candidates.
Our ATEVs may prove to have undesirable or unintended side effects, toxicities or other characteristics. If our ATEVs are associated with undesirable side effects in clinical trials or in commercial marketing, or have negative characteristics that are unexpected, we may need to perform additional clinical trials, abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For approved products, such as Symvess, the FDA and other regulatory authorities may limit the scope of that approval, require us to include detailed warnings and/or contraindications in product labeling, and/or implement a REMS, which may include restrictions on distribution or use of the product. If serious safety concerns emerge after product approval, FDA and other regulatory authorities may take steps to withdraw the product from the market. Any of these events could cause us to delay, abandon or limit the development and marketing of Symvess and our product candidates, if approved. For more information, see the section of this Annual Report on Form 10-K titled “Business."

We may experience delays or difficulties in the enrollment of patients in our clinical trials, which may delay or prevent additional clinical trials and our receipt of necessary marketing approvals.
We are currently enrolling patients in several clinical trials, including in our V012 trial, which is a Phase 3 clinical trial comparing the safety and efficacy of our 6 millimeter ATEV to AV fistula for hemodialysis access in women. Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in such trials. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA and other regulatory authorities, and as such our product candidates could be delayed or otherwise adversely affected. Patient enrollment and trial completion is affected by many factors including the:
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
•the impact of pandemics or similar events on patients’ willingness and ability to participate in clinical trials or on study site policies;
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
Lack of experience by investigators and surgeons with our ATEVs can lead to incorrect implantation or follow-up procedures which could harm the results of our clinical trials and market acceptance of Symvess and our product candidates.
Our ATEV product, Symvess, is FDA approved as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible. For other indications, our ATEVs are currently in various stages of preclinical and clinical testing. We do not have the personnel capacity to directly conduct or manage solely with our own personnel all of the clinical trials that are necessary for the development of further indications for our ATEVs. Therefore, we rely, and will continue to rely, on third parties to assist us in managing, monitoring and conducting our clinical trials. Some of the investigators in our clinical trials have not been, and, with regard to Symvess, surgeons may not be, previously exposed to the implantation and follow-up procedures related to their use. As a result, our ATEVs may be, and have been in the past, incorrectly implanted and follow-up procedures may be performed incorrectly, resulting in increased interventions or failure of the ATEV, and complicating interpretation of clinical trial results. Our efforts to educate investigators, surgeons and interventionalists regarding the proper techniques for use of our ATEVs both during clinical trials and in commercial use may be costly, prove unsuccessful and could materially harm our ability to continue the clinical trials or commence marketing of Symvess. Regulatory authorities may also seek to impose restrictive labeling or proactive communication obligations on any marketing approval granted for use of our ATEVs as a result, which could reduce market acceptance of any of our ATEVs that receive marketing approval. For example, the FDA approved package insert for Symvess contains a boxed warning relating to mid-graft rupture or anastomotic failure.
We may not be successful in our efforts to use our proprietary scientific technology platform to build a pipeline of additional product candidates.
A key element of our strategy is to use our proprietary scientific technology platform to expand our pipeline of ATEVs and to progress product candidates into and through clinical development. We may not be able to identify or develop future product candidates that are safe and effective. Even if we are successful in building our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including if they have harmful side effects or other characteristics that render them unlikely to receive marketing approval or achieve market acceptance. Research programs to identify new product candidates require substantial technical, financial and human resources, and we may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If we do not successfully develop and commercialize additional product candidates based upon our technology, we may have difficulty generating product revenue in the future, which could result in significant harm to our business, prospects, operating results and financial condition and adversely affect our stock price.
The sizes of the market opportunities for Symvess or our product candidates have not been established with precision and are estimates that management believes to be reasonable. If these market opportunities are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the relevant patient population, our revenue and ability to achieve profitability might be materially and adversely affected.
Our estimates of the market opportunity for Symvess and certain of our product candidates, if approved, are based on a number of internal and third-party estimates. While we believe our assumptions and the data underlying these estimates are reasonable, they may be inaccurate or based on imprecise data. In addition, the assumptions and conditions underlying the estimates may change at any time. For example, the number of patients who ultimately use Symvess or our product candidates, if approved by regulatory authorities, and our total market opportunities for Symvess or such product candidates, will depend on, among other things, pricing and reimbursement, market acceptance of those product candidates and patient access, and may be lower than we estimate. Additionally, the approval we received for Symvess in trauma includes only adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible. Any approval that we receive for our product candidates also may be based on a narrower definition of the relevant patient population than we have estimated. These and similar limitations on future products could materially harm our business, financial condition, results of operations and prospects.
We face and will continue to face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do, which may adversely affect our ability to successfully market or commercialize Symvess or our product candidates.
The development and commercialization of new biological products is highly competitive and subject to rapid change and technological advancements. We expect that Symvess will, and that our product candidates would, if approved, compete with the use of a patient’s own blood vessels, as well as a variety of marketed products, such as conventional synthetic grafts, xenografts, and allografts, as well as developing technologies.
We expect to face competition with respect to any additional product candidates that we may seek to develop or commercialize in the future from a variety of sources, including major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies, hospital product-focused companies, as well as public and private universities and research organizations.
Many of our existing or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and marketing and commercializing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than the products that we develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than we may obtain the same approval for ours, which could provide them with further competitive advantage.
We have obtained initial marketing approval for Symvess in the United States for vascular repair in adults with certain extremity trauma injuries. We plan to seek marketing approval for our product candidates in the United States as biologics and for Symvess and our product candidates in the EU as a medicinal product. In both the United States and the EU, our competitors may try to market vascular conduits similar to our product candidates as medical devices. Such competitive products could have comparable characteristics and could function similarly in the body (and could even be protein-based like our product candidates). Companies may be able to obtain marketing approval for such products on the basis of less data than the data required for a BLA and marketing similar products as devices could permit our competitors to circumvent regulatory exclusivity for biologics in the United States and medicinal products in the EU.
Our distribution agreement with Fresenius Medical Care imposes obligations on us that may restrict our ability to operate our business in ways we believe to be in our long-term best interest.
We expect to rely on our strategic, global relationship with Fresenius Medical Care for the development and commercialization of Symvess and certain of our product candidates. As discussed in more detail in the section of this Annual Report on Form 10-K titled “Business — Distribution — Distribution Agreement with Fresenius Medical Care,” Fresenius Medical Care will have the exclusive right to develop outside of the United States and EU and commercialize outside of the United States, among other things, our 6 millimeter x 42 centimeter ATEV and all improvements thereto, and modifications and derivatives thereof (including any changes to the length, diameter, or configuration of the foregoing), which we refer to as the distribution product, for use in vascular creation, repair, replacement or construction (including renal replacement therapy for dialysis access, the treatment of vascular trauma, and the treatment of PAD, but excluding coronary artery bypass graft, pediatric heart surgery, or adhering pancreatic islet cells onto the outer surface of the distribution product for use in diabetic patients). We refer to these indications wherein Fresenius Medical Care has rights to develop and commercialize Humacyte’s products as the field. The distribution agreement also imposes a number of restrictions on our business. For instance, outside the United States, the distribution agreement restricts our ability to engage a distributor for the distribution product outside the field or for ATEV products other than the distribution product: we have granted Fresenius Medical Care (i) an exclusive right of first negotiation for exclusive distribution rights outside the United States for the distribution product for use outside the field, and (ii) an exclusive right of first negotiation for exclusive distribution rights outside the United States for our other ATEV products, if any, subject, in each case, to certain conditions. These and other obligations may restrict our ability to operate our business in ways we believe are in our long-term best interest, which could harm our business and our prospects.
If we receive approval for a product candidate that is not subject to our distribution agreement with Fresenius Medical Care, and we are unable to establish our own marketing, sales and distribution capabilities or are unable to enter into agreements with third parties do so, we may not be able to generate product revenue and will have to alter our development and commercialization plans.
We recently received FDA approval to commercialize Symvess in the United States. As a company, we had no prior experience commercializing a product. We currently have limited internal marketing, sales or distribution capabilities, and our management team has limited experience commercializing products following marketing approval. If one of our product candidates that is not subject to the distribution agreement with Fresenius Medical Care receives marketing approval, we will be required either to develop these capabilities internally or to make arrangements with third parties for the marketing, sales and distribution of the relevant product candidate. The establishment and development of our own marketing, sales and distribution functions will be expensive and time-consuming and may delay any product launch, and we may ultimately be unable to successfully develop the product candidate. In addition, or in the alternative, we could seek one or more partners to handle some or all of the marketing, sales and distribution activities associated with any such product candidate. However, we may face significant competition in seeking appropriate strategic partners, and the negotiation process is time consuming and complex. Therefore, we may not be able to enter into arrangements with third parties to do so on favorable terms or at all. In the event we are unable to develop our own marketing, sales and distribution functions or collaborate with a third-party organization for this purpose, we may not be able to successfully commercialize a product candidate that is not subject to the distribution agreement with Fresenius Medical Care, which would adversely affect our ability to generate revenue. Further, whether we commercialize any such product candidate on our own or rely on a third party to do so, our ability to generate revenue will be dependent on the effectiveness of the organization performing these functions.

There is uncertainty with respect to third-party coverage and reimbursement of Symvess and our product candidates, if approved. They may also be subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, any of which could harm our business, prospects, operating results and financial condition.
There is uncertainty around third-party coverage and reimbursement of newly approved regenerative medicine type products, including Symvess. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which medical products and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. Currently, no RMAT tissue engineered product has established coverage and reimbursement by the CMS. It is difficult to predict what CMS or any comparable foreign regulatory agency will decide with respect to coverage and reimbursement for novel products such as Symvess or our product candidates, as there is no body of established practices and precedents for these types of products.
The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement. These payors may not view Symvess and our other products, if approved, as cost-effective, and coverage and reimbursement may not be available to our customers or may not be sufficient to allow our products to be marketed on a competitive basis. Cost control initiatives could also cause us to decrease any price we might establish for our products, which could result in lower than anticipated product revenue. Moreover, eligibility for reimbursement does not imply that any such product will be paid for in all cases or at a rate that covers our costs, including our costs related to research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of Symvess or our other products, if approved, and the clinical setting in which it is used. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our business, prospects, operating results and financial condition will suffer, perhaps materially.
On August 16, 2022, President Biden signed the IRA into law, which sets forth meaningful changes to drug product reimbursement by Medicare. Among other actions, the IRA permits HHS to engage in price-capped negotiation to set the price of certain drugs and biologics reimbursed under Medicare Part B and Part D. The IRA contains statutory exclusions to the negotiation program, including for certain orphan designated drugs for which the only approved indication (or indications) is for the orphan disease or condition. Should Symvess or our other products, if approved, be covered by Medicare Part B or Part D, and fail to fall within a statutory exclusion, such as that for an orphan drug, Symvess or our other products could, after a period of time, be selected for negotiation and become subject to prices representing a significant discount from average prices to wholesalers and direct purchasers. The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we increase the cost of a product covered by Medicare Part B or Part D faster than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached. Our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the newly designed Part D benefit structure compared to the pre-IRA benefit design. Additionally, manufacturers that fail to comply with certain provisions of the IRA may be subject to penalties, including civil monetary penalties. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.
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
Product liability lawsuits against us could cause us to incur substantial liabilities that may not be covered by our limited product liability insurance and may limit the development, approval and commercialization of Symvess and any product candidates that we develop in the future.
We face an inherent risk of product liability exposure related to the testing of Symvess and our product candidates in human clinical trials. As we begin to sell Symvess, we will face an even greater risk of such exposure. If we cannot successfully defend ourselves against claims that Symvess or our product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:
•decreased demand for Symvess or any product candidates that we develop or sell, leading to loss of revenue;
•injury to our reputation and significant negative media attention;
•withdrawal, or slower enrollment, of clinical trial participants;
•significant costs to defend the related litigation and reduced resources of our management to pursue our business strategy;
•substantial monetary awards to trial participants or patients; and
•inability to further develop or commercialize Symvess or our product candidates.
We currently hold limited product liability insurance coverage, and it may not be adequate to cover all liabilities that we may incur. We also may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
Risks Related to Manufacturing Symvess and Our Product Candidates
The manufacture of Symvess and our product candidates is complex, we have limited experience manufacturing commercial product, and we have in the past and may in the future encounter batch failures and difficulties in production. If we or any third-party supplier encounter such difficulties, our ability to supply Symvess for commercial sale or our product candidates for clinical trials could be delayed or halted entirely.
The process of manufacturing our ATEVs, including Symvess, is complex, highly regulated and subject to multiple risks. The manufacture of biologics such as our ATEVs has been, and continues to be, susceptible to product loss and batch failures due to a range of factors including raw material and other component deficiencies, contamination, equipment failure, temporary power outages, improper installation or operation of equipment, damage to facilities, vendor or operator error, inconsistency in yields, variability in product and raw material characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes has resulted, and could in the future result, in reduced production yields, batch failures, product defects and other supply disruptions. For example, from time to time we have had multiple batch failures in succession. We believe we have identified the root cause of those failures and have implemented appropriate corrective actions. However, if our corrective actions are not successful, or if the FDA disagrees with our root cause analysis or our corrective actions, it may delay or disrupt our manufacturing operations or delay or prevent the filing or approval of marketing applications for our ATEVs. If microbial, viral or other contaminations are discovered in Symvess or our product candidates, or in the manufacturing facilities in which our products are made, manufacturing may be delayed or disrupted for an extended period of time to investigate and remedy the contamination, which would harm our business, operating results and financial condition as well as our reputation. We depend on cell banks in our manufacturing process, and the loss or alteration of our master cell banks would result in significant disruptions to that process.

We currently manufacture Symvess for initial commercial distribution and our 6 millimeter ATEVs for our clinical trials at our manufacturing facility in Durham, North Carolina, where we have created a scalable modular manufacturing process, which we refer to as the LUNA200 system, that we believe will enable us to manufacture Symvess in commercial quantities in compliance with cGMPs. Our efforts to scale out our manufacturing operations may not succeed. Scaling out a biologic manufacturing process is a difficult task, as there are risks including, among others, cost overruns, process reproducibility, stability issues, lot consistency and timely availability of raw materials. We have limited years of experience manufacturing our ATEVs in-house with the LUNA200 system, and no experience manufacturing the volume of Symvess and our ATEV product candidates that we anticipate will be required to achieve planned levels of commercial sales and to supply all of our clinical trials. Additionally, our manufacturing process has evolved over time and we may not have the experience, resources, or facility capacity to handle adoption of future changes or expansion of capacity. The forecasts of demand we plan to use to determine order quantities and lead times for components from outside suppliers may be incorrect, and we may be unable to obtain such components when needed and at a reasonable cost. We also have experienced interruptions in the supply of the raw materials required to manufacture our products, and increased costs due to supply chain disruptions or inflation in the cost of goods, services or other operating inputs. Likewise, supply chain interruptions could affect the transport of Symvess or our clinical trial materials, such as our investigational ATEVs and other supplies, which would negatively impact our ability to conduct our clinical trials or commercialize our product. In addition, we may not be able to develop and implement efficient manufacturing capabilities and processes to manufacture our ATEVs in sufficient volumes that also satisfy the legal, regulatory, quality, price, durability, engineering, design and production standards required to commercialize our ATEVs, including Symvess, successfully.
If we are unable to produce sufficient quantities of Symvess for commercialization or our investigational ATEVs for our clinical trial needs, we may need to make additional changes to our manufacturing processes and procedures. Such changes to our manufacturing platform could trigger the need to conduct additional bridging studies between our prior clinical supply and that of any new manufacturing processes and procedures. Should we experience delays or be unable to produce sufficient quantities of our ATEVs, including Symvess, utilizing our current or a modified version of our manufacturing system, we expect that our development and commercialization efforts would be impaired as a result, which would likely materially adversely affect our business, prospects, operating results and financial condition.
Manufacturing facilities are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we fail to comply with the regulations or maintain the approvals.
Our manufacturing facility is subject to ongoing regulation and periodic inspection by the FDA and other regulatory authorities to ensure compliance with cGMPs. Failure to follow and document adherence to such regulations or other regulatory requirements may (i) lead to significant delays in the availability of Symvess for commercial sale or of product for our clinical trials, (ii) result in the termination of or a hold being placed on one or more of our clinical trials, (iii) require significant modifications to our manufacturing facility, personnel, and procedures, (iv) delay or prevent filing or approval of marketing applications for our product candidates, (v) result in temporary or permanent closures of our manufacturing facilities, and/or (vi) result in other civil or criminal penalties.
Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct and support our clinical trials, and those third parties may not perform satisfactorily, including by failing to adhere to regulatory requirements or our stated protocols or to meet deadlines for the completion of such trials.
We do not independently conduct clinical trials for our product candidates and instead rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to perform various functions, including implanting our ATEVs and monitoring patients. The FDA and other regulatory authorities require us and these third parties to comply with GCP and, where applicable, cGTPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical trials are protected; ultimately, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and trial protocol. Failure by us or these third parties to do so could require us to enroll additional trial subjects beyond those we anticipate, could require us to modify our protocol, which may cause us to lose previously established Special Protocol Assessment (“SPA”) agreements with the FDA or similar agreements with other regulatory authorities concerning whether the design and size of our clinical trial adequately addresses scientific and regulatory requirements to support marketing approval, or could materially harm our ability to complete our clinical trials, including as a result of the need to remove trial sites and participants from the trial, and could result in civil or criminal penalties. We have in the past and may in the future need to terminate trial sites due to failure to conduct a trial in accordance with its protocol, applicable regulations, GCPs, and generally accepted research standards.
The performance of the sites for our clinical trials may also be adversely affected by various other issues, including the lack of familiarity with the properties of our ATEVs, intervention rates, insufficient training of personnel, variances in medical infrastructure, lack of familiarity with conducting clinical trials in accordance with international regulatory standards, communication difficulties or changes in local regulations. If these third parties do not successfully conduct our clinical trials in accordance with regulatory requirements or our stated protocols, carry out their contractual duties, or meet expected deadlines, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and may not be able to, or may be delayed in our efforts to, successfully commercialize Symvess or our product candidates, if approved by regulatory authorities.
We rely on third-party suppliers, including sole source suppliers, to provide certain components for Symvess and our product candidates. Any failure by a third-party supplier to supply these components for manufacture may delay or impair our ability to commercialize Symvess and to complete our clinical trials for our product candidates.
We currently rely, and expect to continue to rely, on third parties for the supply of certain components necessary for Symvess and our product candidates, such as donor tissue, other biologically derived substances, human serum, the PGA polymer mesh and the bioreactor bags in which our ATEVs are grown. Our suppliers for certain of these materials, including SeraCare for the supply of human plasma and Confluent for the supply of polymer mesh, are sole source suppliers. Failure of one or more of our suppliers, including these sole source suppliers, to deliver components necessary for the production of our ATEVs in a timely and sufficient manner, whether due to shortages of such materials, difficulties in scaling up supply to satisfy our clinical trial and commercial needs, contamination, recall, pandemics or otherwise, or to source or manufacture such components in accordance with cGMPs and cGTPs, as applicable, could delay our ability to commercialize Symvess, which would reduce revenue from our sole approved product, or to complete our clinical trials, obtain marketing approval for and commercialize our product candidates. Establishing additional or replacement suppliers for these components could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. In addition, as part of the FDA’s approval of our product candidates, the FDA must review and approve the individual components of our production process, which includes raw materials, the manufacturing processes and facilities of our suppliers. Some of our current suppliers have not undergone this process nor have they had any components included in any product approved by the FDA. If our suppliers fail to comply with applicable regulations, and if we do not qualify alternate suppliers, the clinical development, marketing approval or commercialization of our product candidates could be delayed, thereby increasing our costs to complete clinical development and to obtain marketing approval and depriving us of potential product revenue.
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
Since inception, we have generated no product revenue. We incurred net losses of $148.7 million and $110.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of $686.0 million and $537.3 million, respectively. We have historically financed our operations primarily through the sale of equity securities and convertible debt, proceeds from our going public transaction, borrowings under loan facilities, the Purchase Agreement and, to a lesser extent, through grants from governmental agencies. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials and development of manufacturing technology, and we anticipate that our expenses will continue to increase over the next several years as we continue these activities.
To become and remain profitable, we must succeed in commercializing Symvess, obtaining marketing approval for Symvess outside of the United States, obtaining marketing approval for our product candidates, and in developing and commercializing additional product candidates that generate significant revenue. We may never succeed in these activities and, even if we do, may never generate revenue that is sufficient to achieve profitability.
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
As of December 31, 2024, we had net operating loss carryforwards for federal and state tax purposes of approximately $465.0 million and $471.7 million, respectively, which begin to expire in 2025. In addition, we had tax credit carryforwards for federal and state tax purposes of approximately $27.3 million as of December 31, 2024, which begin to expire in 2025 and will expire completely in 2044. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. In general, if we experience a greater than 50% aggregate change in ownership of certain significant stockholders or groups over a three-year period (which constitutes an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”)), utilization of our pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change net operating loss carryforwards before utilization and may be substantial. In the past we may have experienced, and in the future may experience, ownership changes as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

We expect to need to raise additional funding, which may not be available on acceptable terms, or at all, and any failure to obtain capital when needed may force us to delay, limit or terminate our product development or commercialization efforts.
We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) scale out our manufacturing facility to satisfy potential demand for Symvess in the United States, (ii) continue our preclinical and clinical development efforts, including the ongoing clinical trials, and (iii) to commercialize Symvess in the United States and to obtain marketing approval for our 6 millimeter ATEV outside of the United States for one or more approved indications. We will need additional funding in connection with these activities. Our future capital requirements will depend on many factors, including:
•the progress and results of our clinical trials and interpretation of those results by the FDA and other regulatory authorities;
•the cost, timing and outcome of regulatory review of our product candidates, particularly for approval of Symvess outside of the United States and of our product candidates in the United States;
•the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our additional product candidates;
•the cost and timing of our future commercialization activities, including product manufacturing, marketing and distribution for Symvess in the United States, and any other product candidate for which we receive marketing approval in the future;
•the amount and timing of revenues, if any, that we receive from commercial sales of Symvess and any product candidates for which we receive marketing approval; and
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.
Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. As of December 31, 2024, we had cash and cash equivalents of $44.9 million and restricted cash of $50.4 million, and as of December 31, 2023, we had cash and cash equivalents of $80.4 million and restricted cash of $0.4 million. Subsequent to December 31, 2024, in March 2025 we completed a public offering of common stock which provided approximately $46.6 million in net proceeds. Based upon our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations, including clinical trial expenses and capital expenditure requirements, for at least 12 months from the date of this Annual Report on Form 10-K.
Pursuant to the terms of the Purchase Agreement, we may be limited in our ability to incur future debt.
On May 12, 2023, the Company and Global entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland, as agent for the Purchasers (the “Agent”), to obtain financing with respect to the further development and commercialization of the Company’s ATEV, to repay the Company’s credit facility with Silicon Valley Bank (“SVB”), and for other general corporate purposes. Pursuant to the terms of the Purchase Agreement, we are limited in our ability to incur additional indebtedness without the prior written consent of the Purchasers. The Purchasers have an option to terminate the Purchase Agreement and to require Global to repurchase the Revenue Interests in the event that we incur additional indebtedness in violation of the terms of the Purchase Agreement.
We cannot assure you that our business will generate sufficient cash flow from operations, that we will be able to incur future debt on favorable terms or at all, or that future financing will be available to us in amounts sufficient to fund our operations.

To date, we have obtained marketing approval for, and begun commercializing, only one product, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We recently began commercializing Symvess, our sole approved product in the United States. Our operations to date, with respect to the development of our product candidates, have been limited to organizing and staffing our company, business planning, raising capital, identifying markets for our product candidates, undertaking preclinical studies and clinical trials of our product candidates for various potential indications and establishing research and development, manufacturing and distributing collaborations. We have not yet demonstrated the ability to manufacture an approved product at commercial scale or to successfully commercialize an approved product. Consequently, any predictions you make about our financial prospects may not be as accurate as they could be if we already had commercialized a product.
Risks Related to Government Regulation
Even though we received marketing approval for Symvess, we continue to be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to significant penalties if we fail to comply with applicable regulatory requirements.
Symvess and any other product candidates for which we also obtain marketing approval in the United States, will be subject to ongoing regulatory requirements from the FDA and, if approved elsewhere, from applicable non-U.S. regulatory authorities. Any marketing approval that we receive for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up trials to monitor the safety and efficacy of the product. For example, the FDA’s approval of Symvess includes requirements to conduct an open-label study to assess the safety and efficacy of Symvess in certain patients 17 years of age or younger, as well as a long-term observational study to further characterize the risk of graft failure and infection in patients with extremity vascular injury who have received Symvess for the approved indication. The FDA could also approve our product candidates with a REMS, which could include significant restrictions on distribution and/or use of our products. In addition, we are subject to extensive and ongoing post-approval regulatory requirements for Symvess by the FDA, and if approved elsewhere, by other non-U.S. regulatory authorities, with regard to the manufacturing, labelling, packaging, AE reporting, storage, advertising, distribution, promotion and recordkeeping for Symvess and any other product candidates that may receive marketing approval. If we fail to comply with regulatory requirements of the FDA and, if relevant, other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including the following:
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
Any of these events could reduce market acceptance of Symvess or any of our product candidates that had received marketing approval, substantially reduce our revenue, increase the costs of operating our business, and cause us significant reputational damage, among other consequences. If we ultimately receive approval for Symvess or any of our product candidates in jurisdictions outside the United States, we expect to be subject to similar ongoing regulatory oversight by the relevant foreign regulatory authorities.

Our products may be subject to product recalls that could harm our reputation and could materially and adversely affect our business, financial condition, operating results, cash flows and prospects. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about approved products. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, the FDA restricts our ability to promote a product for uses that are not approved by the FDA. The misuse or off-label use of our product may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory authorities if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business. We may also face risks in other non-U.S. jurisdictions from product recalls and advertising/promotion rules.
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
Prior to commercialization, biologics, like our ATEVs, require the submission of a BLA to, and approval of the BLA by, the FDA. A BLA must be supported by extensive preclinical and clinical data, as well as extensive information regarding chemistry, manufacturing and controls (“CMC”), sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA. In December 2024, the FDA approved Symvess as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible, but there can be no assurance that we will obtain approval outside of the United States for that indication or marketing approval for any of our product candidates.
The BLA approval process is expensive and uncertain, it may take several years to complete, and we may not be successful in obtaining approval for our product candidates. The FDA has substantial discretion in the approval process and decisions made by the FDA can be unpredictable. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. The FDA could delay, limit or deny approval of our product candidates for many reasons, including because it:
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
Even though we obtained approval for Symvess from the FDA, we may never obtain approval for our ATEVs outside of the United States, where the regulatory process is also complex and subject to significant uncertainty. Failure to do so would limit our market opportunities and adversely affect our business.
Even though we received FDA approval to market Symvess in the United States, we must comply with the numerous and varying regulatory and compliance related requirements of other countries, including the submission of extensive preclinical and clinical data, manufacturing and quality information regarding the process and facility, scientific data characterizing the relevant product candidate and other supporting data in order to establish safety and effectiveness.

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
The marketing approval process for novel product candidates such as ours may take longer to complete and be more expensive than the process for other, better known or extensively studied pharmaceutical or other product candidates. On December 12, 2023, we submitted our BLA for the ATEV in urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated and autologous vein use is not feasible. We submitted our BLA using a “rolling review,” which means we may submit completed modules of a BLA rather than waiting until every module of the BLA is completed before submitting the full BLA for FDA review. Such “rolling review” is common for indications that are part of one of FDA’s expedited programs, such as our 6 millimeter ATEV, which has received Fast Track and RMAT designations for AV access in hemodialysis, and RMAT designation for urgent arterial repair following extremity vascular trauma. In February 2024, the FDA accepted our BLA in the vascular trauma indication and granted priority review of that BLA. Under priority review, the FDA’s goal is to review an application within six months of the 60-day filing date, compared to ten months for a standard review. Even though we have utilized a “rolling review” and we have received priority review for that BLA, it may not lead to a shorter review period. The FDA could require us to submit major amendments to the BLA, which could lead to a longer review time. The FDA could also decide to consult an advisory committee as part of our BLA review process, which often leads to a longer review time. We are not permitted to commercialize our product candidates in the United States until they have been approved by the FDA, and if we experience a lengthier review period than expected, our ability to generate product revenues would be materially harmed.
We may in the future seek orphan drug designation for the use of our ATEVs to treat congenital pediatric heart defects. We may be unable to obtain such designation or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years as a result.
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
In 2014, the FDA granted Fast Track designation for our 6 millimeter ATEV for use in the creation of AV access for hemodialysis, in 2017, the FDA granted RMAT designation for our 6 millimeter ATEV for the creation of vascular access for performing hemodialysis, in 2023, the FDA granted RMAT designation for our 6 millimeter ATEV for urgent arterial repair following extremity vascular trauma, and in 2024, the FDA granted RMAT designation for the ATEV for patients with advanced PAD. We have not received designations pursuant to any of the FDA’s expedited programs for our other indications, although we may in the future seek such designations if such product candidates meet the criteria for that designation. In addition, even with one or more of these designations, we may not experience a faster development process, or faster review or approval, for our product candidates compared to product candidates that are not part of the expedited programs. Further, the FDA may withdraw a designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, a product candidate may no longer demonstrate a potential to address unmet medical need if, for example, a new product is approved that addresses the same need, which could lead to loss of a designation. The loss of a designation under an expedited program, including a Fast Track designation, Breakthrough Therapy Designation, or RMAT designation, could significantly increase the costs of development and length of time required before we could seek marketing approval of such a product candidate.
In addition, in 2018, our ATEV product candidate was assigned a priority designation by the Secretary of Defense under Public Law 115-92. Similar to the designations described above that FDA may grant, a priority designation by the Department of Defense does not change the standards for approval but may expedite the development or approval process.
Healthcare reform measures could hinder or prevent commercial success of Symvess or our product candidates.
Our industry is highly regulated, and changes in or revisions to laws and regulations that make gaining coverage of and adequate reimbursement for Symvess or our product candidates more difficult or subject to different criteria and standards may adversely impact our business, prospects, operating results and financial condition. In the United States, there have been and we expect there will continue to be a number of legislative, regulatory and other changes to the healthcare system to contain or reduce healthcare costs that may adversely affect our ability to set a price we believe is fair for Symvess or our product candidates, our ability to generate revenues and achieve or maintain profitability, and the availability of capital.

Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. At the federal level, the Inflation Reduction Act of 2022, or IRA:
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
Lowering prescription drug prices was a stated priority of the Biden administration. On October 14, 2022, President Biden signed an executive order to lower prescription drug costs for Americans. In response to this directive, the Center for Medicare and Medicaid Innovation developed new models intended to lower drug costs under Medicare and Medicaid. These models include designing new payment methods for drugs approved under accelerated approval to encourage timely confirmatory trial completion and improve access to post-market safety and efficacy data, with the goal of reducing Medicare spending on drugs that have no confirmed clinical benefit; creating a list of generic drugs for which the out-of-pocket Part D costs will be capped at $2 a month per drug; and establishing a new approach for administering outcomes-based agreements for cell and gene therapies. President Biden also signed an executive order on July 9, 2021, affirming the administration’s policy to support legislative reforms that would lower the prices of prescription drugs, including by supporting the development and market entry of lower-cost generic drugs and biosimilars, and support the enactment of a public health insurance option. Among other things, the executive order directs the HHS Secretary to provide a report on actions to combat excessive pricing of prescription drugs, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry. It is unclear whether these initiatives will be continued or expanded upon in the Trump administration.
The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, as of January 1, 2024. In addition, individual states have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We cannot predict how further developments of or changes to these laws and regulations will affect our business.

The FDA also released a final rule, effective November 30, 2020, providing guidance for states to build and submit plans for importation of drugs from Canada. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The 2020 rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to a court order, HHS subsequently delayed the effective date for aspects of the rule, including those relating to pharmacy benefit managers, until 2023. The rule was then effectively delayed until January 1, 2026, as part of the Infrastructure Investment and Jobs Act, which was signed into law on November 15, 2021. In addition, on November 19, 2021, the House of Representatives passed a version of the Build Back Better Act that includes a provision prohibiting the implementation, administration, or enforcement of the rule. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Trump administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.
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
Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business even though we do not and will not control referrals of healthcare services. We could also be subject to patient privacy regulation by both the U.S. Government and the states in which we conduct our business. Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. The regulations that may affect our ability to operate include, without limitation:
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
•the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act and its implementing regulations, which require applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the State Children’s Health Insurance Program to report annually to CMS information related to payments or other transfers of value made to certain health care professionals and teaching hospitals;
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
Our internal computer systems (including our LUNA200 manufacturing system) and those of third parties on which we rely, including our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. These risks may be compounded as our information technology hardware ages. If such an event were to occur and cause interruptions in our operations, it could have a material adverse effect on our business operations, including a material disruption of our development program. Unauthorized disclosure of sensitive or confidential patient or employee data, including personally identifiable information, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, or unauthorized access to or through our information systems and networks, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation. Unauthorized disclosure of personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world. To the extent that any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of Symvess or the further development of our product candidates could be delayed. For example, the loss of or damage to clinical trial data, such as from completed or ongoing clinical trials, for any of our product candidates would likely result in delays in our marketing approval efforts and significantly increased costs in an effort to recover or reproduce the data.
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
We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state privacy and health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements, including HIPAA. Depending on the facts and circumstances, we could be subject to civil or criminal penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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
In addition, California enacted the California Consumer Privacy Act (“CCPA”), which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households, and the CCPA was supplemented by the California Consumer Rights Act (“CPRA”). There are a number of other states that have considered similar privacy proposals, with states like Virginia and Colorado, among others, enacting their own privacy laws. Some states are also considering consumer health data privacy laws, with states like Washington and Nevada enacting such laws. In addition, the use of pixels and other website technologies increasingly are attracting attention from privacy regulators and private litigants, including under theories involving state wiretap laws. These privacy laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.
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
Risks Related to Our Intellectual Property
Our ability to successfully commercialize Symvess or our product candidates, if approved, may be impaired if we are unable to obtain and maintain effective intellectual property rights for our proprietary scientific technology platform, Symvess and our product candidates.
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

The patent protection we obtain for Symvess or our product candidates may not be sufficient enough to provide us with any competitive advantage or our owned or licensed patents may be challenged.
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
Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. For applications filed on or after March 16, 2013 in the United States, the first to file a patent application is generally entitled to the patent, assuming the other requirements for patentability are met.
Prior to March 16, 2013, however, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Similarly, we cannot be certain that parties from whom we do or may license or purchase patent rights were the first to make relevant claimed inventions, or were the first to file for patent protection for them. If third parties have filed prior patent applications on inventions claimed in our owned or licensed patents or applications that were filed on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the patent claims of such owned or licensed patent applications. If third parties have filed such prior applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our owned or licensed invention was derived from theirs.
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
Because of the inevitable uncertainty in intellectual property litigation, we could lose a patent infringement or other action asserted against us regardless of our perception of the merits of the case. If we are found to infringe upon, misappropriate or otherwise violate a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and commercializing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the implicated technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, which could be significant, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement, misappropriation or that we otherwise violated intellectual property rights could prevent us from commercializing Symvess or our product candidates or force us to cease some or all of our business operations.
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
•whether we are complying with our obligations with respect to the use of the licensed technology in relation to our development and commercialization of Symvess and our product candidates;

•our involvement in the prosecution of the licensed patents and our licensors’ overall patent enforcement strategy;
•the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us and our partners; and
•the amounts of royalties, milestones or other payments due under the license agreement.
The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, or are insufficient to provide us the necessary rights to use the intellectual property, we may be unable to successfully develop and commercialize Symvess or the other affected product candidates. If we or any such licensors fail to adequately protect this intellectual property, our ability to commercialize Symvess or our product candidates, if approved, could suffer. Any disputes with our licensors or any termination of the licenses on which we depend could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Patent terms may be inadequate to protect our competitive position on Symvess or our product candidates for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our ATEVs, including Symvess, are obtained, once the patent life has expired, we may face competition, including from other competing technologies. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting, maintaining, defending and enforcing patents on Symvess or our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in countries outside the United States, or from selling or importing products made using our inventions in and into or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our products, to the extent approved, and our owned or licensed patents or other intellectual property rights may not be effective or sufficient to prevent them from doing so.
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
In Europe, a new unitary patent system took effect on June 1, 2023, and may significantly impact European patents, including those granted before the introduction of the new system. Under the new system, Applicants can, upon grant of a patent, opt for that patent to become a Unitary Patent which will be subject to the jurisdiction of a new Unitary Patent Court (“UPC”). Patents granted before the implementation of the new system can be opted out of UPC jurisdiction, remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be challenged in a single UPC-based revocation proceeding that, if successful, could invalidate the patent in all countries who are signatories to the UPC. Further, because the UPC is a new court system and there is little precedent for the court’s laws, there is increased uncertainty regarding the outcome of any patent litigation. We are unable to predict what impact the new patent regime may have on our ability to exclude competitors in the European market. In addition to changes in patents laws, geopolitical dynamics, including Russia’s incursion into Ukraine, may impact our ability to obtain and enforce patents in particular jurisdictions. If we are unable to obtain and enforce patents as needed in particular markets, our ability to exclude competitors in those markets may be reduced.

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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to Symvess or any of our product candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we own or license or may own or license in the future;
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
As of December 31, 2024, we had 220 employees. As we move forward in our efforts to commercialize Symvess and our product candidates, if approved, we expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of development, regulatory affairs, manufacturing, sales and marketing and quality and compliance and support functions. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations, maintain competitive compensation packages, or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage this growth effectively could delay the execution of our business plans or harm our operations.
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
•publication of negative news articles or other media releases which could affect public opinion about our products or result in increased regulatory scrutiny of our product and product candidates;
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
As of December 31, 2024, we had warrants outstanding to purchase up to an aggregate of 14,079,314 shares of our common stock and options outstanding to purchase up to an aggregate of 12,274,139 shares of our common stock. As of December 31, 2024, we had the Option outstanding to purchase up to $8,050,000 worth of shares of our common stock. Under the Humacyte, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”) and the Humacyte, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), as of December 31, 2024 we also have the ability to issue 5,817,353 shares and 1,030,033 shares, respectively. In addition, the aggregate number of shares under the 2021 Plan and the ESPP will automatically increase on January 1 of each year, in an amount equal to 5% and 1%, respectively, of the number of shares of our capital stock outstanding on December 31 of the preceding year, unless our board of directors (the “Board”) acts prior to January 1 of a given year to provide that the increase for such year will be a lesser number. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
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
We intend to retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants on any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our securities unless you sell your securities for a price greater than that which you paid for it.
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
We have derivative securities that are accounted for as assets and liabilities and the changes in value of such derivative securities could have a material effect on our financial results.
Included on the Company’s consolidated balance sheets as of December 31, 2024 are derivative liabilities related to the Contingent Consideration, the Private Placement Warrants, warrants issued in our October 2024 and November 2024 registered direct offerings (the “Registered Direct Offerings”), and the Purchasers’ put option under the Purchase Agreement, and a derivative asset related to our Common Stock Purchase Agreement. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Contingent Consideration, the Private Placement Warrants and the warrants issued in our Registered Direct Offerings each reporting period and that the amount of such gains or losses could be material.
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
We are and may continue to be subject to legal and other proceedings that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.
As disclosed in Legal Proceedings, we and our affiliates currently are subject to various lawsuits and demands. These proceedings, as well as any litigation, government inquiries or investigations, regulatory proceedings, as well as personal injury or class action claims and lawsuits, and securities, commercial and intellectual property infringement matters that we could face in the future, can be protracted and expensive, and have results that are difficult to predict. Determining reserves for pending litigation and other legal and regulatory matters requires significant judgment, and there can be no assurance that our expectations or estimates will prove correct. Adverse outcomes with respect to any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines. Even if these proceedings are resolved in our favor, the time and resources necessary to resolve them, or public scrutiny related to them, could divert the resources of our management and require significant expenditures.
Changes in U.S. government policies under the Trump administration, including increased tariffs and reductions in federal research funding, could adversely affect our business.
Recent policy actions by the Trump administration, including the imposition of new tariffs on imported materials and goods from certain foreign countries, including Canada, Mexico and China, and the temporary freeze on federal grants and loans, may have an adverse impact on our business. Increased tariffs on critical raw materials, components, and finished goods could raise our production costs, disrupt our supply chain, and reduce our competitiveness in the marketplace. Additionally, the administration's halt on certain federal research grants may negatively impact our industry. Any prolonged reductions in such funding could slow innovation, delay collaborations, and limit the adoption of new technologies that contribute to our business growth. If these or similar policy changes continue or expand, we may face increased costs. Although we cannot predict the full extent of these impacts, any prolonged disruption could adversely affect our business, financial condition, and results of operations.

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
These rules and regulations result in our incurring substantial legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations, and other factors, may make it more difficult and more expensive in the future for Humacyte to obtain director and officer liability insurance. As a result, it may be difficult for us to attract and retain qualified people to serve on the Board or committees of the Board or as executive officers.
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
Item 3. Legal Proceedings
On November 18, 2024, James A. Cutshall filed a putative class action lawsuit, captioned Cutshall v. Humacyte, Inc., et al., No. 1:24-cv-00954 (the “Securities Litigation”), against the Company and certain of the Company’s officers in the United States District Court for the Middle District of North Carolina. The complaint in the Securities Litigation asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons and entities that purchased or otherwise acquired securities of the Company between May 10, 2024 and October 17, 2024, based on allegations that the defendants made or were responsible for false or misleading statements and omissions related to the BLA for the vascular trauma indication and to alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility. The Complaint seeks a variety of relief, including unspecified compensatory damages, attorneys fees and costs. On January 31, 2025, the court appointed co-lead plaintiffs. On February 19, 2025, the court entered a scheduling order directing the co-lead plaintiffs to file a consolidated amended complaint by April 24, 2025 and the defendants to answer or otherwise respond to the amended complaint by June 27, 2025.
On January 7 and 10, 2025, putative stockholders of the Company filed two verified stockholder derivative actions in the United States District Court for the Middle District of North Carolina, captioned Silva v. Sebelius, et al., No. 1:25-cv-00005 (the “Silva Action”) and Misko v. Niklason, et al., No. 1:25-cv-00028 (the “Misko Action”). Each of these derivative actions was brought on behalf of the Company against certain of its current or former directors and officers, as well as Ayabudge LLC. The complaints in each action assert claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, based on a variety of allegations including claims that the defendants are responsible for any damages sustained by the Company as a result of the Securities Litigation. The Misko Action also includes a claim for contribution against certain defendants under Sections 10(b) and 21(d) of the Exchange Act for any liability the Company may sustain as a result of the Securities Litigation. On February 18, 2025, the court issued an order consolidating the Silva Action and the Misko Action (collectively, the “Consolidated Derivative Action”) and staying the defendants’ obligation to respond to any complaint in the Consolidated Derivative Action pending the submission of a proposed scheduling order. On March 11, 2025, the parties entered a joint motion to stay the Consolidated Derivative Action pending final resolution of the Securities Litigation. On March 24, 2025, the court granted the parties’ joint motion to stay the Consolidated Derivative Action.

On December 19, 2024, the Company received a demand letter (the “Demand Letter”) from a purported stockholder of the Company, demanding that the Board assert claims against certain of the Company’s current or former officers and directors for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, aiding and abetting, violations of Section 14(a) of the Exchange Act, and insider trading, based on a variety of allegations including claims that the Company’s current and former officers and directors are responsible for any damages sustained by the Company as a result of the Securities Litigation. On January 24, 2025, the Board appointed a demand evaluation committee to evaluate the claims made in the Demand Letter and report back to the full Board. On February 19, 2025, the purported stockholder who sent the Demand Letter filed a stockholder derivative action in the United States District Court for the Middle District of North Carolina, captioned Olson v. Niklason, et al., No. 1:25-cv-00123 (the “Olson Action”), alleging that the Company had refused his demand. The complaint in the Olson Action asserts substantive claims and allegations that are substantially similar to those asserted in the Consolidated Derivative Action.
The Company disputes all claims asserted against it in the Securities Litigation and disputes that the plaintiffs in the Consolidated Derivative Action and Olson Action have standing to assert claims derivatively on its behalf. The Company is currently unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material.
See the section “Legal Matters” contained in Note 13 — Commitments and Contingencies in the notes to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Item 4. Mine Safety Disclosures.
None.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is currently listed on The Nasdaq Global Select Market under the symbol “HUMA.” As of March 27, 2025, there were 181 holders of record of our common stock.
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
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and related notes contained in Part II, Item 8 of this Annual Report on Form 10-K. Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the “Company,” “Humacyte,” “we,” “us,” “our” and similar terms refer to Humacyte, Inc. (formerly known as Alpha Healthcare Acquisition Corp.) and its consolidated subsidiaries (including Humacyte Global, Inc.) following the Merger (defined below); references to “Legacy Humacyte” refer to Humacyte, Inc. prior to the Merger; and references to “AHAC” refer to Alpha Healthcare Acquisition Corp. prior to the Merger.
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
Overview
We are a commercial-stage biotechnology platform company developing universally implantable, bioengineered human tissues at commercial scale, and in the first quarter of 2025 commenced the United States commercial launch of our first FDA-approved product. We are pioneering the development and manufacture of off-the-shelf, universally implantable, bioengineered human tissues, advanced tissue constructs and organ systems with the goal of improving the lives of patients and transforming the practice of medicine. We believe our regenerative medicine technology has the potential to overcome limitations in existing standards of care and address the lack of significant innovation in products that support tissue repair, reconstruction and replacement. We are leveraging our novel, scalable technology platform to develop proprietary bioengineered, acellular human tissues for use in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas.

We are initially using our proprietary, scientific technology platform to engineer and manufacture ATEVs. On December 19, 2024, the FDA granted full approval for the ATEV under the brand name SymvessTM for use in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and when autologous vein graft is not feasible. Our ATEVs are designed to be easily implanted into any patient without inducing a foreign body response or leading to immune rejection. We are developing a portfolio, or “cabinet”, of ATEVs with varying diameters and lengths. The ATEV cabinet would initially target the vascular repair, reconstruction and replacement market, including use in vascular trauma, AV access for hemodialysis, and PAD. We are also developing the ATEV for CABG and pediatric heart surgery. Over the longer term, we are developing our ATEV for the delivery of cellular therapies, including pancreatic islet cell transplantation to treat Type 1 diabetes (our BVP). We will continue to explore the application of our technology across a broad range of markets and indications, including the development of urinary conduit, trachea, esophagus and other novel cell delivery systems.
For the ATEV, we believe there is substantial clinical demand for safe and effective vascular conduits to replace and repair blood vessels throughout the body. Vascular injuries resulting from trauma are common in civilian and military populations, frequently resulting in the loss of either life or limb. Existing treatment options in the vascular repair, reconstruction and replacement market include the use of autologous vessels and synthetic grafts, which we believe suffer from significant limitations. For example, the use of autologous veins to repair traumatic vascular injuries can lead to significant morbidity associated with the surgical wounds created for vein harvest and prolonged times to restore blood flow to injured limbs, leading to an increased risk of complications such as amputation and reperfusion injury. In addition, in many instances of vascular trauma the patient may not have adequate vein available, or the time between injury and treatment is too long to make autologous graft repair feasible. Synthetic grafts are often contraindicated in the setting of vascular trauma due to wound contamination that contributes to higher infection risk that can lead to prolonged hospitalization and limb loss. Given the competitive advantages our ATEVs are designed to have over existing vascular substitutes, we believe that ATEVs have the potential to become the standard of care and lead to improved patient outcomes and lower healthcare costs.
As of December 31, 2024, our ATEVs have been implanted in approximately 601 patients. In addition to extremity vascular trauma, we and our collaborators are currently conducting Phase 3 and Phase 2 trials of our 6 millimeter ATEV in AV access for hemodialysis and PAD. We were granted Fast Track designation by the FDA for our 6 millimeter ATEV for use in AV access for hemodialysis in 2014. We also received the first RMAT designation from the FDA, for the creation of vascular access for performing hemodialysis, in March 2017. In May 2023, we were granted the RMAT designation for the ATEV for urgent arterial repair following extremity vascular trauma, and in June 2024, we were granted the RMAT designation for the ATEV for patients with advanced PAD. In addition, in 2018 our ATEV product candidate was assigned a priority designation by the Secretary of Defense under Public Law 115-92, enacted to expedite the FDA’s review of products that are intended to diagnose, treat or prevent serious or life-threatening conditions facing American military personnel.
In September 2023, we announced positive topline results from our V005 Phase 2/3 trial in vascular trauma, and in December 2023, we filed a BLA for urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated, and autologous vein use is not feasible. In February 2024, the FDA accepted the BLA filing and granted priority review and set a PDUFA date of August 10, 2024. On August 9, 2024, the FDA informed us that it required additional time to complete its review of the BLA for the vascular trauma indication. On December 19, 2024, the FDA granted full approval for Symvess (acellular tissue engineered vessel-tyod) for use in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible. In February 2025, the FDA completed its required review of commercial batch information for Symvess and has authorized us to commence commercial shipments.
In April 2023, we announced completion of enrollment of our V007 Phase 3 trial of the ATEV for use in AV access for hemodialysis. In July 2024, we announced positive topline results from our V007 Phase 3 trial, where the ATEV met the primary endpoints in the study. Dependent upon interim results from our ongoing V012 Phase 3 trial in women, we plan to submit a supplemental BLA for the ATEV to the FDA for an indication in AV access for hemodialysis in the second half of 2026.

We have generated no product revenue and incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of December 31, 2024 and 2023, we had an accumulated deficit of $686.0 million and $537.3 million, respectively, and working capital of $27.9 million and $64.8 million, respectively. Our operating losses were approximately $114.4 million and $100.0 million for the years ended December 31, 2024 and 2023, respectively. Net cash flows used in operating activities were $98.1 million and $73.3 million during the years ended December 31, 2024 and 2023, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we begin to commercialize Symvess and advance our product candidates.
As of December 31, 2024, we had cash and cash equivalents of $44.9 million and restricted cash of $50.4 million. Subsequent to December 31, 2024, in March 2025 we completed a public offering of common stock which provided approximately $46.6 million in net proceeds. We believe our cash and cash equivalents on hand will be sufficient to fund operations for at least 12 months from the date of this Annual Report on Form 10-K. See Note 1 — Organization and Description of Business in the notes to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding this assessment.
Our need for additional capital will depend in part on the scope and costs of our development and commercial manufacturing activities, and the results of our commercial sales efforts. We recently received FDA approval to commercialize Symvess, but we have not generated any revenue from the sale of commercialized products to date. Our ability to generate product revenue will depend on the successful development and commercialization of Symvess and our product candidates. Until such time, if ever, we expect to finance our operations through the use of existing cash and cash equivalents, the sale of equity or debt, borrowings under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See “Risk Factors” for additional information.
We expect to continue to incur significant expenses and to increase operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we seek to:
•commercialize Symvess via U.S. market launch for indications in vascular trauma and, if approved, in AV access for hemodialysis;
•obtain marketing approval for our 6 millimeter ATEV in additional indications involving vascular repair, reconstruction and replacement, including in AV access for hemodialysis;
•scale out our manufacturing facility to the extent required to satisfy potential market demand for Symvess in the United States and our product candidates, following receipt of any regulatory approval;
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

Recent Developments
On March 25, 2025, we entered into an underwriting agreement with TD Securities (USA) LLC, Barclays Capital Inc. and BTIG, LLC, as representatives of the several underwriters named therein, relating to the issuance and sale in an underwritten offering (the “Public Offering”) of 25,000,000 shares of Common Stock, at a price to the public of $2.00 per share (the “Firm Shares”). The Company also granted the underwriters a 30-day option to purchase up to an additional 3,750,000 shares of Common Stock at the same price as the Firm Shares. The net proceeds to us from the Public Offering were approximately $46.6 million after deducting underwriting discounts and commissions and estimated Public Offering expenses. The Public Offering closed on March 27, 2025.
Components of Results of Operations
Revenue
To date, we have not generated revenue from the sale of any products. All of our revenue has been derived from government and other grants. From inception through December 31, 2024, we have been awarded grants, including grants from the California Institute of Regenerative Medicine (“CIRM”), NIH, and the DoD, to support our development, production scaling and clinical trials of our product candidates. We may generate revenue in the future from government and other grants, payments from future license or collaboration agreements and, if any of our product candidates receive marketing approval, from product sales. We expect that any revenue we generate will fluctuate from quarter to quarter. If we fail to complete the development of, or obtain marketing approval for, our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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
•fees paid to CROs and consultants, including in connection with our clinical trials, and other related clinical trial fees, such as for clinical site fees and investigator grants related to patient screening and treatment, conduct of clinical trials, laboratory work and statistical compilation and analysis;
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
The majority of our research and development resources are currently focused on our Phase 2 and 3 clinical trials for our 6 millimeter ATEV and other work needed to obtain marketing approval for our 6 millimeter ATEV for use for in AV access in hemodialysis in the United States. We have incurred and expect to continue to incur significant expenses in connection with these and our other clinical development efforts, including expenses related to regulatory filings, trial enrollment and conduct, data analysis, patient follow up and study report generation for our Phase 2 and Phase 3 clinical trials.
Direct expenses for our vascular trauma, AV access for hemodialysis and PAD indications include costs related to our clinical trials, including fees paid to CROs, consultants, clinical sites and investigators. Costs related to development activities which broadly support multiple programs using our technology platform, including personnel, materials and supplies, external services costs, and other internal expenses, such as facilities and overhead costs, are not allocated to individual research and development programs. Other research and development expenses include direct costs not identifiable with a specific product candidate, including costs associated with our research and development platform used across programs, process development, manufacturing analytics and preclinical research and development for prospective product candidates and new technologies.
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
•launching commercial sales of Symvess and our product candidates, if approved, whether alone or in collaboration with others;
•the degree of market acceptance of Symvess and any product candidates that obtain marketing approval; and
•maintaining a continued acceptable safety profile following approval of Symvess in the vascular trauma indication and in any other indications for which approval may be granted, or for any of our product candidates, if approved.
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
We expect our general and administrative expenses will continue to increase for the foreseeable future to support our expanded infrastructure and increased costs of operating as a public company and as we commercialize Symvess in the United States and seek marketing approval for Symvess outside of the United States. These increases are expected to include increased employee-related expenses, increased sales and marketing expenses, and increased director and officer insurance premiums, audit and legal fees, and expenses for compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC, as well as Nasdaq rules.

Other Income (Expense), Net
Total other income (expense), net consists of (i) the change in fair value of the Contingent Earnout Liability that was accounted for as a liability as of the date of the Merger, and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents and short-term investments, (iii) interest expense incurred on the Purchase Agreement (defined below), finance leases, and our former loan agreement with SVB during the periods each were outstanding, (iv) the change in fair value of our derivative liabilities and asset including the private placement Common Stock warrant liabilities related to the Private Placement Warrants, which we assumed in connection with the Merger; Common Stock warrant liabilities related to our Registered Direct Offerings; the contingent derivative liability related to the Purchase Agreement; a liability related to a freestanding option agreement related to the Purchase Agreement; a derivative liability related to our agreement with JDRF (defined below); and a derivative asset related to our Common Stock Purchase Agreement (defined below), all of which are subject to remeasurement to fair value at each balance sheet date resulting in a non-cash gain or loss, (v) a loss on debt extinguishment related to the prepayment of our loan agreement with Silicon Valley Bank in May 2023, and (vi) an employee retention credit we recognized in June 2023.
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Operating expenses:
Research and development	$88,599	$76,550	$12,049	16%
General and administrative	25,799	23,497	2,302	10%
Total operating expenses	114,398	100,047	14,351	14%
Loss from operations	(114,398)	(100,047)	(14,351)	14%

Other income (expense), net
Interest income	4,104	5,467	(1,363)	(25)%
Change in fair value of Contingent Earnout Liability	(33,045)	(10,023)	(23,022)	230%
Interest expense	(9,277)	(6,599)	(2,678)	41%
Change in fair value of derivatives	3,915	(260)	4,175	(1606)%
Employee retention credit	—	3,107	(3,107)	(100)%
Loss on extinguishment of debt	—	(2,421)	2,421	(100)%
Total other expense, net	(34,303)	(10,729)	(23,574)	220%
Net loss	$(148,701)	$(110,776)	$(37,925)	34%

Research and Development Expenses
The following table discloses the breakdown of research and development expenses for the periods indicated:

	Year Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Direct Expenses
Vascular Trauma	$2,181	$3,976	$(1,795)	(45)%
AV Access	6,620	8,748	(2,128)	(24)%
PAD	143	306	(163)	(53)%
Total	8,944	13,030	(4,086)	(31)%
Unallocated Expenses
External services	7,071	6,106	965	16%
Materials and supplies	21,765	13,705	8,060	59%
Payroll and personnel expenses	36,537	30,118	6,419	21%
Other research and development expenses	14,282	13,591	691	5%
Total	79,655	63,520	16,135	25%
Total research and development expenses	$88,599	$76,550	$12,049	16%
Research and development expenses were $88.6 million for the year ended December 31, 2024, representing an increase of $12.0 million, or 16%, from $76.6 million for the year ended December 31, 2023. The increase was primarily driven by expenses incurred to support our expanded research and development initiatives, including increased product manufacturing and development and support of the FDA review of the BLA in vascular trauma. Expense increases were primarily comprised of a $8.1 million increase in the purchase of materials and supplies, in part due to an increased number of manufacturing production runs, and $6.4 million in additional payroll and personnel expenses.
General and Administrative Expenses
General and administrative expenses were $25.8 million and $23.5 million for the years ended December 31, 2024 and 2023, respectively. The increase in general and administrative expenses during the year ended December 31, 2024 of $2.3 million, or 10%, compared to the year ended December 31, 2023 was primarily driven by preparation for our planned commercial launch of the ATEV in vascular trauma. Major changes in expenses included a $2.6 million increase in salaries and benefits due to the recruitment and hiring of a sales force for Symvess and other expansion of the commercial team, and a $1.3 million increase in professional fees, partially offset by a $1.8 million decrease in non-cash stock compensation expense.
Total Other Income (Expense), net
Total other expense, net was $34.3 million for the year ended December 31, 2024, compared to net expense of $10.7 million for the year ended December 31, 2023. The increase in net expense of $23.6 million primarily resulted from a $23.0 million increase in the non-cash loss resulting from the remeasurement of the Contingent Earnout Liability during each year.
Liquidity and Capital Resources
Sources of Liquidity
We have historically financed our operations primarily through the sale of equity securities and convertible debt, including pursuant to the Offering (as defined below) and Registered Direct Offerings we completed in October and November 2024, proceeds from the Merger and related PIPE Financing (as defined in Note 14 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K), borrowings under loan facilities, the Purchase Agreement (defined below), and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of December 31, 2024 and 2023, we had an accumulated deficit of $686.0 million and $537.3 million, respectively.

As of December 31, 2024 and 2023, we had working capital of $27.9 million and $64.8 million, respectively. As of December 31, 2024 and 2023, we had cash and cash equivalents of $44.9 million and $80.4 million, respectively, and restricted cash of $50.4 million and $0.4 million, respectively. We funded the restricted cash account on August 14, 2024, in accordance with our amended Purchase Agreement (defined below), of which $50.0 million is not subject to our unilateral control.
Subsequent to December 31, 2024, in March 2025 we completed a public offering of common stock which provided approximately $46.6 million in net proceeds. As of March 31, 2025, we had $47.5 million in remaining availability for sales of Common Stock under our Common Stock Purchase Agreement with Lincoln Park and $72.6 million in remaining availability for sales of Common Stock under our ATM Facility, defined below.
Before consideration of management’s plans described below, we believe our cash and cash equivalents on hand and existing capacity under our Common Stock Purchase Agreement will be sufficient to fund operations at least into March 2026. The future viability of the Company beyond that point is dependent on our ability to generate cash flows from the sale of Symvess and raise additional capital to finance our operations. See Note 1 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our assessment. We believe that our longer-term working capital, planned research and development, capital expenditures and other general corporate funding requirements may be satisfied through the sale of equity, debt financings, debt refinancing or restructuring or through potential collaborations with other companies, other strategic transactions or government or other grants. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the sections of this Annual Report on Form 10-K titled “Forward-Looking Statements” and “Risk Factors.” If we are unable to raise sufficient capital, we plan to implement a program that delays, reduces, suspends or ceases certain of our planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. Based on our current cash and cash equivalents on hand and existing capacity under our Common Stock Purchase Agreement, and after considering management’s plans, we believe we have the ability to fund operations at least into the middle of 2026.
On May 12, 2023, we entered into a Revenue Interest Purchase Agreement (the “Purchase Agreement”) with two purchasers (the “Purchasers”), both affiliates of Oberland Capital Management LLC (“Oberland”), and another affiliate of Oberland, as agent for the Purchasers (the “Agent”), to obtain financing in respect to the further development and commercialization of our ATEV, to repay our then outstanding credit facility with SVB, and for other general corporate purposes. Pursuant to the Purchase Agreement, and subject to customary closing conditions, the Purchasers purchased certain revenue interests (the “Revenue Interests”) from us in exchange for an aggregate investment amount of up to $150.0 million (the “Investment Amount”). Under the terms of the Purchase Agreement, $40.0 million of the Investment Amount, less certain transaction expenses, was funded on May 12, 2023, which was used to repay in full all and retire our indebtedness under our loan agreement with SVB, with the remaining proceeds funded to the Company. On March 11, 2024, $20.0 million of the Investment Amount was funded to the Company. On December 19, 2024, the FDA granted full approval for our BLA for the vascular trauma indication, and we did not elect to draw the additional $40.0 million that became available under the Purchase Agreement. As of December 31, 2024, we are not entitled to draw on any further installments under the Purchase Agreement. See Note 6 to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional details about this financing transaction.
On February 18, 2024, we agreed with the Purchasers and the Agent, to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for us to deliver a leasehold mortgage in favor of the Agent over our headquarters. On May 8, 2024, we reached an agreement with the Purchasers to amend the Purchase Agreement to remove requirements related to the leasehold mortgage. In exchange for the removal of this requirement, on August 14, 2024 we funded an account in the amount of $54.0 million, over which the Agent has certain consent and other rights to $50.0 million of the funds. See Note 6 for further information.

On February 29, 2024, we entered into an underwriting agreement with Cowen and Company, LLC and Cantor & Fitzgerald & Co., as representatives of the several underwriters named therein, relating to the issuance and sale in an underwritten offering (the “Offering”) of 15,410,000 shares of our Common Stock at a price to the public of $3.00 per share. The net proceeds to us from the Offering were approximately $43.0 million, after deducting underwriting discounts and commissions and Offering expenses. The Offering closed on March 5, 2024.
On September 24, 2024, we entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provides that, subject to the terms and conditions set forth in the Common Stock Purchase Agreement, we have the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. We control the timing and amount of any sales to Lincoln Park. As of December 31, 2024, we had completed sales of shares under the Common Stock Purchase Agreement that provided $2.5 million in gross proceeds. As of March 31, 2025, we had $47.5 million in remaining availability for sales of our Common Stock under our Common Stock Purchase Agreement with Lincoln Park.
On October 4, 2024, we entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased approximately $30.0 million worth of Common Stock and warrants in the October 2024 Registered Direct Offering (as defined below). The net proceeds to us from the October 2024 Registered Direct Offering were approximately $28.0 million, after deducting placement agent’s fees and offering expenses of approximately $2.0 million. The October 2024 Registered Direct Offering closed on October 7, 2024.
On November 13, 2024, we entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased approximately $15.0 million worth of Common Stock and warrants in the November 2024 Registered Direct Offering (as defined below). The net proceeds to us from the November 2024 Registered Direct Offering were approximately $14.9 million after deducting offering expenses of approximately $0.1 million. The November 2024 Registered Direct Offering closed on November 15, 2024.
On March 25, 2025, we entered into an underwriting agreement with TD Securities (USA) LLC, Barclays Capital Inc. and BTIG, LLC, as representatives of the several underwriters named therein, relating to the issuance and sale in the Public Offering of 25,000,000 shares of Common Stock, at a price to the public of $2.00 per share. We also granted the underwriters a 30-day option to purchase up to an additional 3,750,000 shares of Common Stock at the same price as the Firm Shares. The net proceeds to us from the Public Offering were approximately $46.6 million after deducting underwriting discounts and commissions and estimated Public Offering expenses. The Public Offering closed on March 27, 2025.
ATM Facility
On September 1, 2022, we entered into an agreement with Jefferies LLC for the sale from time to time of up to $80.0 million of shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). In December 2024, we sold an aggregate of 1,333,596 shares of Common Stock under the ATM Facility at an average price of $5.26 per share for net proceeds of approximately $6.8 million after deducting sales commissions of approximately $0.2 million. From December 31, 2024 through March 31, 2025, we sold an aggregate of 75,793 shares of Common Stock under the ATM Facility at an average price of $5.04 per share for net proceeds of approximately $0.4 million.
Material Cash Requirements
Our known material cash requirements include: (1) the purchase of supplies and services that are primarily for research and development; (2) repayments pursuant to the Purchase Agreement (for additional information see below and Note 6 to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K); (3) employee wages, benefits, and incentives; (4) financing and operating lease payments (for additional information see below and Note 8 to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K), and (5) payments under our JDRF Agreement (for additional information see Note 13 to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). We have also entered into contracts with CROs primarily for clinical trials. These contracts generally provide for termination upon limited notice, and therefore we believe that our non-cancellable obligations under these agreements are not material. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, for example, legal contingencies, uncertain tax positions, and other matters.

As of December 31, 2024, we had non-cancellable purchase commitments of $31.3 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University, a distribution agreement with Fresenius Medical Care and our JDRF Agreement. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at December 31, 2024. For additional information regarding our agreements with Duke University, Yale University, and Fresenius Medical Care, and the nature of payments that could become due thereunder, see the sections in this Annual Report on Form 10-K titled “Business — Distribution” and “Business — Intellectual Property.” For additional information about our JDRF Agreement, see Note 13 — Commitments and Contingencies to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Revenue Interest Purchase Agreement
On May 12, 2023, we entered into the Purchase Agreement and repaid in full all of the then-existing obligations under our loan agreement with SVB. Under the Purchase Agreement, as of December 31, 2024, we had $64.2 million recorded as a revenue interest liability on our consolidated financial statements. For additional information regarding repayment, see Note 6 — Revenue Interest Purchase Agreement to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Leases
Our finance leases relate to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018 and is being leased through May 2033, and our operating lease relates to the land lease associated with our headquarters. See Note 8 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our leases. Our future contractual obligations under our lease agreements as of December 31, 2024 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$21,431	$4,212	$7,000	$4,447	$5,772
Operating lease	784	105	210	210	259
Future Funding Requirements
We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) commercialize Symvess and seek marketing approval for Symvess in additional indications and for our product candidates in the United States and to obtain marketing approval for our 6 millimeter ATEV outside of the United States, (ii) continue clinical development of our 6 millimeter ATEV for use in hemodialysis AV access and submit a BLA for FDA approval of an indication in hemodialysis AV access, (iii) advance our pipeline in major markets, including PAD Phase 3 trials and continue preclinical development and advance to planned clinical studies in CABG and BVP for diabetes, and (iv) scale out our manufacturing facility as required to satisfy market demand. We will need additional funding in connection with these activities.
Our future funding requirements, both short-term and long-term, will depend on many factors, including:
•the cost and timing of our future commercialization activities, including product manufacturing, marketing and distribution for Symvess in the United States, and any other product candidate for which we receive marketing approval in the future;
•the amount and timing of revenues, if any, that we receive from commercial sales of Symvess and any product candidates for which we receive marketing approval;
•the progress and results of our clinical trials and interpretation of those results by the FDA and other regulatory authorities;
•the cost, timing and outcome of regulatory review of our product candidates, particularly for marketing approval of Symvess outside of the United States and of our product candidates in the United States;

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
Until such time, if ever, as we are able to successfully commercialize Symvess and to develop and commercialize our product candidates, we expect to continue financing our operations through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Adequate capital may not be available to us when needed or on acceptable terms. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in fixed payment obligations. If we are unable to raise capital, we plan to implement a program that delays, reduces, suspends or ceases our planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition.
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
Cash Flows
The following table shows a summary of our cash flows for each of the periods shown below:

	Year Ended December 31,
($ in thousands)	2024	2023
Net loss	$(148,701)	$(110,776)
Non-cash adjustments to reconcile net loss to net cash used in operating activities(1):	50,268	30,900
Changes in operating assets and liabilities:	311	6,571
Net cash used in operating activities	(98,122)	(73,305)
Net cash used in investing activities	(1,572)	(173)
Net cash provided by financing activities	114,183	4,507
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,489	$(68,971)
Cash, cash equivalents and restricted cash at the beginning of the period	$80,801	$149,772
Cash, cash equivalents and restricted cash at the end of the period	$95,290	$80,801
___________________________
(1) Primarily includes depreciation, amortization related to our leases, stock-based compensation expense, non-cash interest expense related to our revenue interest liability and our JDRF Award liability (defined below) the changes in fair value of our Contingent Earnout Liability and our derivative liabilities and asset, and an immaterial amount of loss on disposal of property and equipment, and in 2023 includes a loss on extinguishment of debt, amortization of our debt discount.

Cash Flow from Operating Activities
The increase in net cash used in operating activities from 2023 to 2024 was primarily due to increased spending on preclinical, clinical and pre-commercial activities as well as payroll and personnel expenses, expansion of clinical development of the ATEV for use in AV access, and preparation for the planned commercial launch of the ATEV for an indication in vascular trauma.
Cash Flow from Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 consisted of purchases of property and equipment. Net cash used in investing activities for the year ended December 31, 2023 consisted primarily of purchases of property and equipment, which fully offset proceeds from the maturity of our short-term investments (certificates of deposit).
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 consisted primarily of $43.1 million of net proceeds from our Registered Direct Offerings we completed in October and November 2024, $43.0 million of net proceeds from our Offering we completed in March 2024 and $19.5 million of net proceeds from our Purchase Agreement. Net cash provided by financing activities for the year ended December 31, 2023 consisted primarily of $37.9 million of net proceeds from our Purchase Agreement, partially offset by $31.8 million of cash payments related to the repayment of our loan agreement with SVB.
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
The estimated fair value of the Contingent Earnout Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over a 10-year period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including our current common stock price, expected volatility, risk-free rate, expected term and expected dividend yield. See Note 9 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding the assumptions used in the valuations at December 31, 2024 and 2023.

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
Revenue Interest Liability
On May 12, 2023, we entered into the Purchase Agreement to obtain financing in respect to the further development and commercialization of our ATEV, to repay our credit facility with SVB, and for other general corporate purposes. We recorded a revenue interest liability related to the Purchase Agreement on our consolidated balance sheet on the date we entered into the Purchase Agreement, which is presented net of issuance costs and a debt discount. We impute interest expense associated with this liability using the interest method. The estimated effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. Interest expense and amortization of our issuance costs and debt discount is recognized over the estimated term in our consolidated statements of operations and comprehensive loss. The interest rate on the liability may vary during the term of the agreement primarily due to the level of forecasted net sales. We evaluate the interest rate quarterly based on our current net sales forecasts utilizing the prospective method. A significant increase or decrease in net sales could materially impact the revenue interest liability, interest expense and the time period for repayment.
At December 31, 2024, the revenue interest liability is calculated using our current estimate of forecasted global net sales of our products, and impacted by a debt discount comprising the estimated fair value of a bifurcated derivative liability related to the Purchasers’ put option under the Purchase Agreement, the estimated fair value of a freestanding option agreement related to the Purchase Agreement, and issuance and transaction costs incurred. As Symvess is currently our only product approved for sale in the United States and we have not yet generated product revenue, the estimated probability and timing or amounts of repayment is likely to change each reporting period.
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
Common Stock Warrants
Public and Private Placement Warrants
Under the Merger, we assumed 5,000,000 publicly-traded warrants (“Public Warrants”) and 177,500 private placement warrants issued to AHAC in connection with AHAC’s initial public offering (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”). We account for the Common Stock Warrants in accordance with the guidance contained in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”).
We accounted for the Private Placement Warrants in accordance with the guidance contained in ASC 815, under which the warrants did not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Placement Warrants met the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date. The fair value of the warrants was estimated using a Monte Carlo simulation value model utilizing assumptions including our current common stock price, expected volatility, risk-free rate, expected term and expected dividend yield. The fair value of the Private Placement Warrants is based on significant unobservable inputs, which represent Level 3 fair value measurements within the fair value hierarchy (see “Fair Value of Financial Instruments” accounting policy described in Note 2 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K). Determining the fair value of the Private Placement Warrants involves certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.
The Public Warrants are considered to be “indexed to the Company’s own stock” and as we have a single class of common stock, a qualifying cash tender offer of more than 50% of Common Stock will always result in a change-in-control and would not preclude permanent equity classification of the Public Warrants. Based on this evaluation, we concluded that the Public Warrants met the criteria to be classified within stockholders’ equity.
Registered Direct Offering Warrants
We accounted for the common stock warrants issued in the Registered Direct Offerings in accordance with the guidance contained in ASC 480 and ASC 815. The Registered Direct Offering Warrants (as defined in Note 2 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K) did not meet the criteria for equity treatment and must be recorded as liabilities. As the Registered Direct Offering Warrants meet the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date. The fair value of the warrants was estimated using a Black-Scholes valuation model utilizing assumptions including our current common stock price, expected volatility, risk-free rate, expected term and expected dividend yield. The fair value of the Registered Direct Offering Warrants is based on significant unobservable inputs, which represent Level 3 fair value measurements within the fair value hierarchy (see “Fair Value of Financial Instruments” accounting policy described in Note 2 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K). Determining the fair value of the Registered Direct Offering Warrants involves certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
HUMACYTE, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Humacyte, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Humacyte, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Emphasis of Matter
As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations since inception. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 1.
/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 31, 2025
We have served as the Company’s auditor since 2013.

HUMACYTE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share amounts)

	As of December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$44,937	$80,448
Prepaid expenses and other current assets	2,922	2,830
Total current assets	47,859	83,278

Restricted cash	50,209	209
Property and equipment, net	23,063	26,791
Finance lease right-of-use assets, net	15,490	17,313
Other long-term assets	1,251	632
Total assets	$137,872	$128,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,490	$6,490
Accrued expenses	11,424	9,340
Finance lease obligation, current portion	2,917	2,560
Other current liabilities	1,123	53
Total current liabilities	19,954	18,443

Contingent Earnout Liability	70,961	37,916
Revenue interest liability	63,354	38,600
Common stock warrant liabilities	19,254	78
Finance lease obligation, net of current portion	13,620	16,293
Contingent derivative liability	2,415	2,636
Other long-term liabilities	983	711
Total liabilities	190,541	114,677

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of December 31, 2024 and 2023; 0 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of December 31, 2024 and 2023; 130,027,509 and 103,673,728 shares issued and outstanding as of December 31, 2024 and 2023, respectively	13	10
Additional paid-in capital	633,333	550,850
Accumulated deficit	(686,015)	(537,314)
Total stockholders’ equity (deficit)	(52,669)	13,546
Total liabilities and stockholders’ equity (deficit)	$137,872	$128,223
The accompanying notes are an integral part of these financial statements.

HUMACYTE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands except for share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$88,599	$76,550
General and administrative	25,799	23,497
Total operating expenses	114,398	100,047
Loss from operations	(114,398)	(100,047)

Other income (expense), net
Interest income	4,104	5,467
Change in fair value of Contingent Earnout Liability	(33,045)	(10,023)
Interest expense	(9,277)	(6,599)
Change in fair value of derivatives	3,915	(260)
Employee retention credit	—	3,107
Loss on extinguishment of debt	—	(2,421)
Total other expense, net	(34,303)	(10,729)
Net loss and comprehensive loss	$(148,701)	$(110,776)

Net loss per share attributable to common stockholders, basic and diluted	$(1.26)	$(1.07)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	118,479,097	103,420,238
The accompanying notes are an integral part of these financial statements.

HUMACYTE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands except for share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2022	103,229,013	$10	$543,456	$(426,538)	$116,928
Proceeds from the exercise of stock options	444,715	—	566	—	566
Stock-based compensation	—	—	6,828	—	6,828
Net loss	—	—	—	(110,776)	(110,776)
Balance as of December 31, 2023	103,673,728	$10	$550,850	$(537,314)	$13,546
Issuance of stock in public offering, net of issuance costs	15,410,000	2	43,044	—	43,046
Issuance of stock in registered direct offerings, net of issuance costs	8,490,808	1	21,744	—	21,745
Issuance of stock under ATM Facility, net of issuance costs	1,333,596	—	6,809	—	6,809
Issuance of commitment shares pursuant to Common Stock Purchase Agreement	115,705	—	708	—	708
Proceeds from sale of stock under Common Stock Purchase Agreement	500,000	—	2,530	—	2,530
Proceeds from the exercise of stock options	503,672	—	1,511	—	1,511
Stock-based compensation	—	—	6,137	—	6,137
Net loss	—	—	—	(148,701)	(148,701)
Balance as of December 31, 2024	130,027,509	$13	$633,333	$(686,015)	$(52,669)
The accompanying notes are an integral part of these financial statements.

HUMACYTE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(148,701)	$(110,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,104	5,659
Stock-based compensation expense	6,137	6,828
Change in fair value of Contingent Earnout Liability	33,045	10,023
Non-cash interest expense	7,754	3,099
Change in fair value of derivatives	(3,915)	260
Loss on disposal of property and equipment	4	18
Loss on extinguishment of debt	—	2,421
Amortization expense	2,086	2,060
Non-cash operating lease costs	53	50
Amortization of SVB debt discount	—	482
Changes in operating assets and liabilities:
Accounts receivable	—	31
Prepaid expenses and other current assets	88	(388)
Accounts payable	(1,962)	4,811
Accrued expenses	2,238	2,167
Operating lease obligation	(53)	(50)
Net cash used in operating activities	(98,122)	(73,305)

Cash flows from investing activities
Purchase of property and equipment	(1,572)	(2,280)
Proceeds from maturity of short-term investments (certificates of deposit)	—	2,107
Net cash used in investing activities	(1,572)	(173)

Cash flows from financing activities
Proceeds from issuance of stock in public offering, net of underwriting fees	43,396	—
Payments of costs related to public offering	(350)	—
Proceeds from issuance of stock and warrants in registered direct offerings, net of placement agent fees	43,126	—
Proceeds from Revenue Interest Purchase Agreement, net of issuance costs	20,000	39,377
Payments of transaction costs related to Revenue Interest Purchase Agreement	(500)	(1,450)
Proceeds from issuance of stock under ATM Facility, net of issuance costs	6,809	—
Proceeds from sale of stock under Common Stock Purchase Agreement	2,530	—
Proceeds from the exercise of stock options	1,511	566
Proceeds from JDRF Agreement	240	80
Payments of finance lease principal	(2,579)	(2,256)
Principal payments on SVB loan	—	(31,500)
Payments for debt prepayment and extinguishment costs	—	(310)
Net cash provided by financing activities	114,183	4,507

Net increase (decrease) in cash, cash equivalents and restricted cash	14,489	(68,971)
Cash, cash equivalents and restricted cash at the beginning of the period	80,801	149,772
Cash, cash equivalents and restricted cash at the end of the period	$95,290	$80,801

Supplemental disclosure:
Cash paid for interest on SVB loan	$—	$1,613

Supplemental disclosure of noncash activities:
Purchase of property and equipment in accounts payable and accrued expenses	$92	$284
Debt discount from embedded contingent derivative liability	$1,552	$2,354
Issuance of commitment shares pursuant to Common Stock Purchase Agreement	$708	$—
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
Liquidity
Since its inception in 2004, the Company has generated no product revenue and has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the Reverse Recapitalization, borrowings under loan facilities, proceeds from a revenue interest purchase agreement and, to a lesser extent, through governmental and other grants. At December 31, 2024 and December 31, 2023, the Company had an accumulated deficit of $686.0 million and $537.3 million, respectively. The Company’s operating losses were $114.4 million and $100.0 million for the years ended December 31, 2024 and 2023, respectively. Net cash flows used in operating activities were $98.1 million and $73.3 million during the years ended December 31, 2024 and 2023, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.
As further disclosed in Note 6, on May 12, 2023, Humacyte, Inc. and Global entered into a Revenue Interest Purchase Agreement (the “Purchase Agreement”) with two purchasers, both affiliates of Oberland Capital Management LLC (the “Purchasers”), and another affiliate of Oberland Capital Management LLC (“Oberland”), as agent for the Purchasers (the “Agent”), to obtain financing with respect to the further development and commercialization of the Company’s ATEV, to repay the Company’s then-existing credit facility with Silicon Valley Bank (“SVB”), and for other general corporate purposes. As of December 31, 2024, $64.2 million was recorded as a revenue interest liability on the consolidated balance sheets.
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. On February 18, 2024, the Company reached an agreement with the Purchasers and the Agent to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for the Company to deliver a leasehold mortgage in favor of the Agent over the Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers to amend the Purchase Agreement to remove requirements related to the leasehold mortgage. In exchange for removing this requirement, the Company agreed to fund an account in the amount of $54.0 million over which the Agent has certain consent and other rights to $50.0 million

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the funds. The Company funded an account with the required $54.0 million on August 14, 2024. As of December 31, 2024, the $50.0 million was classified as restricted cash on the accompanying consolidated balance sheets.
As further disclosed in Note 9, on September 24, 2024, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Common Stock Purchase Agreement”). The Common Stock Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to sell to Lincoln Park shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate value of up to $50.0 million (the “Purchase Shares”) over a 24-month period. The Company controls the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. As of December 31, 2024, the Company had $47.5 million in remaining availability for sales of Common Stock under the Common Stock Purchase Agreement. As of December 31, 2024, the Company had completed sales of shares under the Common Stock Purchase Agreement that provided $2.5 million in gross proceeds.
As further disclosed in Note 9, on September 1, 2022, the Company entered into an agreement with Jefferies LLC for the sale from time to time of up to $80.0 million of shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). In December 2024, the Company completed sales of shares under the ATM Facility that provided net proceeds $6.8 million, and from December 31, 2024 through March 31, 2025, the Company completed sales of shares to under the ATM Facility that provided net proceeds of approximately $0.4 million. As of December 31, 2024, $73.0 million remained available under the ATM Facility.
As of December 31, 2024, the Company had available cash and cash equivalents of $44.9 million. Subsequent to December 31, 2024, in March 2025, the Company completed a public offering of Common Stock, which provided approximately $46.6 million in net proceeds. See Note 15 — Subsequent Events for further information.
Before consideration of management’s plans described below, the Company believes its cash and cash equivalents on hand and existing capacity under its Common Stock Purchase Agreement will be sufficient to fund operations at least into March 2026. The future viability of the Company beyond that point is dependent on its ability to generate cash flows from the sale of Symvess and raise additional capital to finance its operations. The Company plans to seek additional funding through private or public equity financings, debt financings, debt refinancing or restructuring, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Adequate capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, the Company plans to implement a program that delays, reduces, suspends or ceases certain of its planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on its business, prospects, operating results and financial condition. Based on the Company’s current cash and cash equivalents on hand and existing capacity under its Common Stock Purchase Agreement, and after considering management’s plans, the Company believes it has the ability to fund operations at least into the middle of 2026.
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. None of these reclassifications had a material impact on the Company’s consolidated financial statements.
Segments
The Company is developing proprietary, bioengineered, acellular human tissues, advanced tissue constructs and organ systems that are designed to be used in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas. The Company’s operations are managed and reported to its Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), on a consolidated basis. The CODM evaluates financial performance, allocates resources and monitors budget versus actual results based on the Company’s consolidated statements of operations. The measure of segment assets provided to and reviewed by the CODM is reported on the consolidated balance sheets as total assets. Segment asset information is not used by the CODM to evaluate performance, allocate resources or make strategic decisions. Under the current organizational and reporting structure, the Company operates and manages its business on a consolidated basis as one reportable and operating segment.
As a single reportable segment entity, the Company’s segment performance measure is consolidated net (loss) income. Consolidated net (loss) income is used to monitor the budget versus actual results and to help make key operating decisions such as the allocation of budget between research and development and general and administrative expenses. Significant segment expenses within net loss include research and development and general and administrative expenses, which are each separately presented on the Company’s consolidated statements of operations. Other segment items within net loss include interest income, interest expense, the change in fair value of the Company’s Contingent Earnout Liability and the change in fair value of derivatives.
Additional disaggregated significant segment expenses that are not separately presented on the Company’s consolidated statements of operations are presented below.
Research and Development Expenses

	Year Ended December 31,
($ in thousands)	2024	2023
Direct Expenses
Vascular Trauma	$2,181	$3,976
AV Access	6,620	8,748
PAD	143	306
Total	8,944	13,030
Unallocated Expenses
External services	7,071	6,106
Materials and supplies	21,765	13,705
Payroll and personnel expenses	36,537	30,118
Other research and development expenses	14,282	13,591
Total	79,655	63,520
Total research and development expenses	$88,599	$76,550
Direct expenses for the Company’s vascular trauma, AV access for hemodialysis and PAD indications include costs related to the Company’s clinical trials, including fees paid to CROs, consultants, clinical sites and investigators. Costs related to development activities which broadly support multiple programs using the Company’s technology platform, including personnel, materials and supplies, external services costs, and other internal expenses, such as facilities and overhead costs, are not allocated to individual research and development programs. Other research and development expenses reported in the table above include direct costs not identifiable with a specific product candidate, including costs associated with the Company’s research and development platform used across programs, process development,

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

manufacturing analytics and preclinical research and development for prospective product candidates and new technologies.
Non-cash Operating Expenses

	Year Ended December 31,
($ in thousands)	2024	2023
Depreciation expense	$5,104	$5,659
Stock-based compensation expense	6,137	6,828
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for the years ended December 31, 2024 and 2023.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments, including certificates of deposit (“CDs”) purchased with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash deposits are held with financial institutions with investment-grade ratings in the U.S. Cash deposits typically exceed federally insured limits. As of December 31, 2024 and 2023, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investments in money market funds.
Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. As of December 31, 2024, restricted cash includes $50.0 million maintained in an account that is not subject to the Company’s unilateral control, in accordance with the amended Purchase Agreement, as further disclosed in Note 6. As of December 31, 2024 and 2023, the Company classified $0.2 million in funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of the Company’s headquarters lease, and $0.1 million in cash balances held as collateral for the Company’s employee credit card program as restricted cash.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows as of December 31, 2024 and 2023.

	As of December 31,
($ in thousands)	2024	2023
Cash and cash equivalents	$44,937	$80,448
Restricted cash included in prepaid expenses and other current assets	144	144
Restricted cash included in long-term assets	50,209	209
Total cash, cash equivalents and restricted cash	$95,290	$80,801
Employee Retention Credit
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided refundable employee retention credits, which could be used to offset payroll tax liabilities. Under the provisions of the extension of the CARES Act, the Company qualified for the employee retention credit for the first three quarters of 2021, and the Company applied for the credit in February 2023. As there is no authoritative guidance under U.S. GAAP for accounting for grants to for-profit business entities, the Company accounted for the grant by applying Accounting Standards Codification (“ASC”) 450, Contingencies. The Company received an employee retention credit of $3.1 million in July 2023, and recognized the credit as a component of other income (expense), net on the consolidated statement of operations and comprehensive loss during the second quarter of 2023. The Company considered the collection of the receivable probable and recognized the credit

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

after the Company received notices from the Internal Revenue Service, (the “IRS”), specifying the amount of the credit receivable and all uncertainties were resolved regarding receipt of the credit.
Revenue Interest Liability
On May 12, 2023, Humacyte, Inc. and Global entered into a Revenue Interest Purchase Agreement (the “Purchase Agreement”) with the Purchasers and another affiliate of Oberland, as agent for the Purchasers. The revenue interest liability associated with the Purchase Agreement is presented net of a debt discount comprised of issuance costs, transaction costs, the fair value of a freestanding option agreement related to the Purchase Agreement, and the fair value of embedded derivatives requiring bifurcation on the consolidated balance sheets. The Company imputes interest expense associated with this liability using the interest method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level and expected timing of forecasted net sales. If the level and timing of any forecasted net sales and related payments change, the Company will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs on a quarterly basis.
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
JDRF Award
On April 1, 2023, the Company entered into an Industry Discovery and Development Partnership Agreement with Breakthrough T1D (f/k/a JDRF International) (“JDRF,” and such agreement, the “JDRF Agreement”) to further develop and perform preclinical testing of the Company’s BioVascular Pancreas (“BVP”), a product candidate designed to deliver insulin-producing islets using the ATEV as a means of treating patients with type 1 diabetes. According to the terms of the JDRF Agreement, JDRF will provide funding up to $0.8 million (“JDRF Award”) based on the achievement of certain research and development milestones related to the Company’s BVP. The JDRF Agreement refers to the total cumulative payments the Company has received from JDRF as of any point in time as the “Actual Award.”
The Company received the first milestone payment of $80 thousand in April 2023 upon execution of the JDRF Agreement. In May 2024, the Company received the second milestone payment of $90 thousand and the third milestone payment of $150 thousand, based on the achievement of certain research and development milestones specified in the JDRF Agreement. As of December 31, 2024, the Actual Award totaled $320 thousand.
As further disclosed in Note 13, in accordance with the JDRF Agreement the Company has agreed to pay JDRF a one-time royalty, to be paid in three equal installments following the first commercial sale of any product containing the Company’s technology identified in the JDRF Agreement, and an additional royalty equal to the Actual Award after net sales exceed $250 million. In the event of a license, sale or transfer of the Company’s rights to the product’s technology identified in the JDRF Agreement or a change of control transaction, the Company is obligated to pay JDRF a payment equal to 10% of any license or purchase price payments received by the Company up to an amount equal to four times the Actual Award (the “Royalty Cap”), less any previous royalty payments paid towards the Royalty Cap (the “Disposition Payment”).
The JDRF Agreement expires on the date on which the Company has paid JDRF all of the above mentioned royalty payments. If the JDRF Agreement is terminated earlier in accordance with its terms, royalties based on previously received milestone payments would remain due after a termination by JDRF without cause. As the royalties are contractually required to be paid upon achieving these milestones even after the termination of the JDRF Agreement, the Company determined that the JDRF Actual Award payments are to be classified as a liability on the consolidated balance sheets. The JDRF liability related to the Actual Award payments is reported at amortized cost and is included in other long-term liabilities in the consolidated balance sheets. The Disposition Payment was determined to meet the definition of an embedded derivative requiring bifurcation and is measured at fair value each reporting period with changes in fair value

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized as other income (expense) in the consolidated statements of operations and comprehensive loss, classified in change in fair value of derivatives.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, including amounts classified as restricted cash. Total cash balances exceeded insured balances by the FDIC as of December 31, 2024 and 2023. The Company believes it mitigates this risk by monitoring the financial stability of the institutions holding material cash and cash equivalents balances. The Company maintains the majority of these balances at a Global Systemically Important Bank, as designated by the Financial Stability Board. The Company has cash equivalents that are invested in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies. The Company has not experienced any credit loss relating to its cash and cash equivalents.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period without consideration of potentially dilutive shares of Common Stock. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. As the Company has incurred losses for the years ended December 31, 2024 and 2023, basic and diluted net loss per share is the same for each period.
The following potential shares of Common Stock were excluded from the computation of diluted net loss per share for each period because including them would have had an antidilutive effect:

	Year Ended December 31,
	2024	2023

Exercise of options under stock plan	12,274,139	11,919,421
Warrants to purchase Common Stock	14,079,314	5,588,506
The 15,000,000 Contingent Earnout Shares (defined below) are excluded from the anti-dilutive table for all periods presented, as such shares are contingently issuable until the share price of the Company exceeds specified thresholds that have not yet been achieved, or upon the occurrence of a change in control. The Option Agreement, as defined in Note 6 — Revenue Interest Purchase Agreement, is excluded from the anti-dilutive table for the years ended December 31, 2024 and 2023, based on the Company’s assumption that the Option Agreement will not be exercised unless the Company’s stock price exceeds $7.50 per share, the minimum purchase price under the Option Agreement.
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Impairment of Long-Lived Assets
The Company reviews the carrying value of property and equipment for indicators of possible impairment whenever events and circumstances indicate that the carrying value of an asset or asset group may not be recoverable from the estimated future net undiscounted cash flows expected to result from its use and eventual disposition. In cases where estimated future net undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, during the years ended December 31, 2024 and 2023, respectively, the Company concluded there were no such events or changes in circumstances requiring review of the carrying amount of the Company’s long-lived assets and there was no impairment during the years ended December 31, 2024 and 2023.
Income Taxes
Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements. A valuation allowance is recorded, if necessary, to reduce net deferred tax assets to their realizable values if management does not believe it is more likely than not that the net deferred tax assets will be realized. As of December 31, 2024 and 2023, the Company has recorded a full valuation allowance against its deferred tax assets.
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has analyzed its filing positions in all significant Federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. As of December 31, 2024 and 2023, the Company has determined that no uncertain tax positions would have a material impact on the financials statements of the Company. The Company is no longer subject to Federal, state, and local tax examinations by tax authorities for years before 2021 although carry-forward attributes that were generated prior to 2021 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.
As of December 31, 2024 and 2023, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts had been recognized in the Company’s statements of operations and comprehensive loss.
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
•fees paid to CROs and consultants, including in connection with clinical trials, and other related clinical trial fees, such as for clinical site fees and investigator grants related to patient screening and treatment, conduct of clinical trials, laboratory work and statistical compilation and analysis;
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
Common Stock Warrants
Public and Private Placement Warrants
In connection with the Merger, the Company assumed 5,000,000 publicly-traded warrants (“Public Warrants”) and 177,500 private placement warrants issued to AHAC Sponsor LLC (the “Sponsor”), Oppenheimer & Co. Inc. and Northland Securities, Inc, in connection with AHAC’s initial public offering (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”). The Common Stock Warrants entitle the holder to purchase one share of Common Stock, at an exercise price of $11.50 per share. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be eligible for a cashless exercise. The Private Placement Warrants are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company evaluated the Common Stock Warrants to determine the appropriate financial statement classification upon the consummation of the Merger. The Common Stock Warrants are not mandatorily redeemable and are considered to be freestanding instruments as they are separately exercisable into common shares. As such, the Common Stock Warrants were not classified as liabilities under FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company then evaluated the Common Stock Warrants under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”).
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Public Warrants are considered to be “indexed to the Company’s own stock”. The agreement provides that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of Common Stock, all holders of the Common Stock Warrants (both the Public Warrants and the Private Placement Warrants) would be entitled to receive cash for all of their Common Stock Warrants. As the Company has a single class of common stock, a qualifying cash tender offer of more than 50% of the shares of Common Stock will always result in a change-in-control and would not preclude permanent equity classification of the Public Warrants. Based on this evaluation, the Company concluded that the Public Warrants meet the criteria to be classified within stockholders’ equity.
Registered Direct Offering Warrants
As further disclosed in Note 9, in October 2024, the Company completed a registered direct offering whereby Common Stock warrants were issued to purchase up to 5,681,820 shares of Common Stock (the “October 2024 RDO Warrants”). In November 2024, the Company completed a registered direct offering whereby Common Stock warrants were issued to purchase up to 2,808,988 shares of Common Stock of the Company, (the “November 2024 RDO Warrants”). Together the October 2024 RDO Warrants and the November 2024 RDO Warrants are referred to as the “Registered Direct Offering Warrants”).
The Company evaluated the Registered Direct Offering Warrants to determine the appropriate financial statement classification upon issuance. The Registered Direct Offering Warrants are not mandatorily redeemable and are considered to be freestanding instruments as they are separately exercisable into common shares. The Company is not required to transfer assets to settle the warrants, except potentially as a result of a fundamental transaction (defined in the agreement to include various merger and change in control transactions). As such, the Registered Direct Offering Warrants were not classified as liabilities under ASC 480. The Company then evaluated the Registered Direct Offering Warrants under ASC 815.
The agreements governing the Registered Direct Offering Warrants include a provision, the application of which could result in a different settlement value for the warrants. The Warrants cannot be exercised if after the exercise the warrant holder would own more than 4.99% of the Company’s outstanding Common Stock (“Beneficial Ownership Limitation”). The holder may elect to increase the Beneficial Ownership Limitation to 9.99%. The Beneficial Ownership Limitation constitutes an exercise contingency in that it limits or defers the exercise of some of the Registered Direct Offering Warrants if the limitation would otherwise be reached, depending on the number of shares of Common Stock that are outstanding. The exercise contingency is not based on either an observable market or an observable index, so it does not preclude the Warrants from being considered indexed to the Company’s own stock.
In the event of a fundamental transaction, if the warrant holder elects to have the Company repurchase the warrant, the Black-Scholes value of the warrant is calculated with adjustments to the stock price and volatility of the shares on the market. These are not standard adjustments in determining the fair value of an option. As the volatility adjustment provision violates the fixed-for-fixed rule, the Registered Direct Offering Warrants are not considered to be “indexed to the Company’s own stock” and therefore are not classified in stockholders’ equity. As the Registered Direct Offering Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date.
Contingent Earnout Liability
Pursuant to the Merger Agreement, following the closing of the Merger (the “Closing”), Legacy Humacyte equity holders are entitled to receive additional merger consideration of up to 15,000,000 additional shares of Common Stock (the “Contingent Earnout Shares”), comprised of two separate tranches of 7,500,000 shares per tranche, for no consideration upon the occurrence of certain triggering events, including a change of control event that is not solely indexed to the Common Stock. In accordance with ASC 815-40, as the earnout shares were not indexed to the common stock, they were accounted for as a liability (“Contingent Earnout Liability”) at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.

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
Leases
The Company accounts for its leases under ASC 842, Leases. The Company determines if an arrangement is or contains a lease and the classification of that lease at inception of a contract. The Company’s operating lease assets are included in “other long-term assets”, and the current and non-current portions of the operating lease liabilities are included in “other current liabilities”, and “other long-term liabilities”, respectively, on the consolidated balance sheets. The Company’s finance lease assets are included in “finance lease right-of-use assets, net”, and the current and non-current portions of the finance lease liabilities are included in “finance lease obligation, current portion”, and “finance lease obligation, net of current portion”, respectively, on the consolidated balance sheets.
Under this guidance, arrangements meeting the definition of a lease are classified as operating or finance leases, and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease right-of-use assets and lease obligations are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Operating lease right-of-use assets are adjusted for (i) payments made at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. As the implicit rate for the operating leases were not determinable, the Company used an incremental borrowing rate based on the information available at the respective lease commencement dates in determining the present value of future payments. The incremental borrowing rate represents the interest rate the Company would expect to incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company determined the incremental borrowing rate by considering various factors, such as its credit rating, interest rates of similar debt instruments of entities with comparable credit ratings, the lease term and the currency in which the lease was denominated. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably certain the Company will exercise any option to extend the contract.
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
Other Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, the success of clinical trials and other studies for its product candidates, including its ongoing V007 and V012 Phase 3 clinical trials, successful commercialization of Symvess and regulatory approval and commercialization of its product candidates, if approved, the expected size of the target populations for the Company’s product candidates, the degree of market acceptance of Symvess, and if approved by regulatory authorities, our product candidates, the availability of third-party coverage and reimbursement, development by competitors of new technological innovations, the ability to manufacture Symvess and its product candidates in sufficient quantities, expectations regarding the Company’s strategic partnerships, dependence on third parties, key personnel and the ability to attract and retain qualified employees, protection of proprietary technology and confidentiality of trade secrets, compliance with governmental regulations, the Company’s implementation and

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maintenance of effective internal controls, and the ability to secure additional capital to fund operations and the commercial success of its product candidates.
Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s commercialization efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales, and the Company may depend on certain strategic relationships to distribute its products, including the Company’s strategic partnership with Fresenius Medical Care to sell, market and distribute its 6 millimeter ATEV for certain specified indications outside the United States.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The FASB issued this update to improve the disclosures about an entity’s reportable segments, including providing more detailed information about a reportable segment’s expenses, enhancing interim disclosure requirements and providing new segment disclosure requirements for entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 effective December 31, 2024 on a retrospective basis. The adoption of ASU 2023-07 did not change the way the Company identifies its reportable segments. The adoption had no impact on the consolidated financial statements, but it resulted in incremental disclosures within the Company’s notes to the consolidated financial statements. See the “Segments” section above for further information.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures” (“ASU 2023-09”). The FASB issued this update to improve the transparency and comparability of income tax disclosures, including requiring consistent categories and greater disaggregation of information in the rate reconciliation and further disaggregation of income taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Entities should apply the amendments prospectively, with retrospective application permitted. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. The Company is currently evaluating the impact of adopting ASU 2023-09 on its disclosures included in the notes to the consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses (“ASU 2024-03”). In January 2025, the FASB issued ASU No. 2025-01, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure about the nature and amounts of expenses included in certain expense captions presented on the income statement to enhance the transparency of the relevant expense captions. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities may elect to apply the amendments either prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03 on its disclosures included in the notes to the consolidated financial statements.

HUMACYTE, INC.
NOTES TO FINANCIAL STATEMENTS

3. Fair Value Measurements
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$32,044	$—	$—	$32,044
Common Stock Purchase Agreement derivative asset	—	672	—	672
Total financial assets	$32,044	$672	$—	$32,716
Liabilities:
Contingent Earnout Liability	$—	$—	$70,961	$70,961
Contingent derivative liability	—	—	2,415	2,415
Private Placement Warrants liability	—	—	385	385
October 2024 RDO Warrants liability	—	—	12,437	12,437
November 2024 RDO Warrants liability	—	—	6,432	6,432
Option Agreement liability	—	—	64	64
JDRF Agreement derivative liability	—	—	121	121
Total financial liabilities	$—	$—	$92,815	$92,815

	Fair Value Measured as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$78,995	$—	$—	$78,995
Total financial assets	$78,995	$—	$—	$78,995
Liabilities:
Contingent Earnout Liability	$—	$—	$37,916	$37,916
Contingent derivative liability	—	—	2,636	2,636
Private Placement Warrants liability	—	—	78	78
Option Agreement liability	—	—	35	35
JDRF Agreement derivative liability	—	—	28	28
Total financial liabilities	$—	$—	$40,693	$40,693
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying values of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities as of December 31, 2024 and 2023 approximated their fair values due to the short-term nature of these items.
The fair value of the Contingent Earnout Liability, contingent derivative liability related to the Put Option (as defined in Note 6 — Revenue Interest Purchase Agreement and discussed below), Private Placement Warrants liability, liabilities associated with the Registered Direct Offering Warrants (as defined in Note 9 — Stockholders’ Equity (Deficit) and Warrants), Option Agreement liability (as defined in Note 6 — Revenue Interest Purchase Agreement), and the derivative liability associated with the JDRF Agreement Disposition Payment are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair values of the Private Placement Warrants liability and the liabilities associated with the Registered Direct Offering Warrants are included in common stock warrant liabilities on the consolidated balance sheets. The fair values of the Option Agreement liability and the derivative liability associated with the JDRF Agreement Disposition Payment are included in other long-term liabilities on the consolidated balance sheets.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Purchase Agreement
The Company evaluated the Common Stock Purchase Agreement and determined that the agreement should be accounted for in accordance with ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity”. Accordingly, the Company recorded a derivative asset with an initial fair value based on the 115,705 shares of Common Stock issued to Lincoln Park as consideration for its irrevocable commitment to purchase up to $50.0 million in shares of Common Stock. The initial fair value of $0.7 million was based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share, and the derivative asset is reported as a component of long-term assets on the consolidated balance sheets. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of Common Stock, the quantity and purchase price of the shares purchased by Lincoln Park during the reporting period and the unused capacity under the Common Stock Purchase Agreement. The Common Stock Purchase Agreement is subsequently remeasured at each reporting date with changes in fair value recorded within Change in fair value of derivatives in the consolidated statements of operations and comprehensive loss. The change in fair value of the derivative asset between the September 24, 2024 issuance date and December 31, 2024 was insignificant.
Contingent Earnout Liability
The following table presents a summary of the changes in the fair value of the Contingent Earnout Liability:

	Contingent Earnout Liability
	Year Ended December 31,
($ in thousands)	2024	2023
Fair value as of beginning of period	$(37,916)	$(27,893)
Change in fair value included in other income (expense), net	(33,045)	(10,023)
Fair value as of end of period	$(70,961)	$(37,916)
In determining the fair value of the Contingent Earnout Liability, the Company used the Monte Carlo simulation value model using a distribution of potential outcomes on a monthly basis over a 10-year period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 9 — Stockholders’ Equity (Deficit) and Warrants). Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.
Contingent Derivative Liability
The debt pursuant to the Purchase Agreement, as defined in Note 6, contains an embedded derivative related to the Put Option, as defined in Note 6, requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” methodology. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at issuance and each subsequent reporting period. In determining the fair value of the contingent derivative liability, the Company used the Monte Carlo simulation value model using a distribution of potential outcomes on a monthly basis over a 10-year period. The estimated probability and timing of underlying events triggering the exercisability of the Put Option contained within the Purchase Agreement, forecasted cash flows and the discount rates are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of December 31, 2024, the discount rates used to calculate the value of the contingent derivative liability were 14.2% to calculate the present-value of the revenue forecast and 11.8% to calculate the present-value of the payoff of the Put Option. As of December 31, 2023, the discount rates used to calculate the value of the contingent derivative liability were 14.5% to calculate the present-value of the revenue forecast and 17.1% to calculate the present-value of the payoff of the Put Option.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the changes in the fair value of the contingent derivative liability, which is classified as a Level 3 financial instrument:

	Contingent Derivative Liability
	Year Ended December 31,
($ in thousands)	2024	2023
Fair value as of beginning of period	$(2,636)	$—
Fair value of embedded derivative upon issuance of debt	(1,552)	(2,354)
Change in fair value included in other income (expense), net	1,773	(282)
Fair value as of end of period	$(2,415)	$(2,636)
Registered Direct Offering Warrants Liabilities
The following table presents a summary of the changes in the fair value of the Registered Direct Offering Warrants liabilities during the year ended December 31, 2024:

($ in thousands)	October 2024 RDO Warrants	November 2024 RDO Warrants
Fair value as of beginning of period	$—	$—
Issuances	(15,249)	(6,132)
Change in fair value included in other income (expense), net	2,812	(300)
Fair value as of end of period	$(12,437)	$(6,432)
In determining the fair value of the Registered Direct Offering Warrants liabilities, the Company used the Black-Scholes valuation model to estimate the fair value utilizing assumptions including the current Company stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 9 — Stockholders’ Equity (Deficit) and Warrants).
Private Placement Warrants Liability
The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability:

	Private Placement Warrants
	Year Ended December 31,
($ in thousands)	2024	2023
Fair value as of beginning of period	$(78)	$(80)
Change in fair value included in other income (expense), net	(307)	2
Fair value as of end of period	$(385)	$(78)
In determining the fair value of the Private Placement Warrants liability, the Company used the Monte Carlo simulation valuation model to estimate the fair value utilizing assumptions including the current Company stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 9 — Stockholders’ Equity (Deficit) and Warrants).

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of December 31,
($ in thousands)	2024	2023

Scientific and manufacturing equipment	$29,059	$28,400
Computer equipment	100	125
Software	1,024	682
Furniture and fixtures	1,066	1,066
Leasehold improvements	27,901	27,844
	59,150	58,117
Accumulated depreciation	(36,087)	(31,326)
Property and equipment, net	$23,063	$26,791
Depreciation expense totaled $5.1 million and $5.7 million for the years ended December 31, 2024 and 2023, respectively. All long-lived assets are maintained in the United States.
5. Accrued Expenses
Accrued expenses consisted of the following:

	As of December 31,
($ in thousands)	2024	2023
Accrued external research, development and manufacturing costs	$4,889	$3,845
Accrued employee compensation and benefits	6,242	5,238
Accrued professional fees	293	257
Total	$11,424	$9,340
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
In February 2024, the FDA accepted the Company’s BLA for an indication in vascular trauma, and in accordance with the Purchase Agreement, on March 11, 2024, the Company received a subsequent installment of $20.0 million. In accordance with the amended Purchase Agreement, the Company was entitled to receive up to $90.0 million in subsequent installments subject to the terms and conditions set forth in the Purchase Agreement, as follows: (i) $40.0 million, at the Company’s option, upon the Company receiving FDA approval of the ATEV for the vascular trauma indication on or prior to December 31, 2024 and (ii) $50.0 million, at the Company’s option, upon reaching $35.0 million trailing worldwide three-month net sales any time prior to December 31, 2025. Each tranche was dependent on the satisfaction of the conditions and receipt of funds from the previous tranche. The FDA granted full approval for the Company’s BLA on December 19, 2024, and as of December 31, 2024, the Company did not elect to draw the additional $40.0 million that became available under the Purchase Agreement. As of December 31, 2024, the Company is not entitled to draw on any further installments under the Purchase Agreement.

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
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. On February 18, 2024, the Company reached an agreement with the Purchasers and the Agent to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for the Company to deliver a leasehold mortgage in favor of the Agent over the Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers to amend the Purchase Agreement, the effect of which was to remove requirements related to the leasehold mortgage. In exchange for the removal of these requirements, the Company funded an account in an amount of $54.0 million on August 14, 2024, over which the Agent has certain consent and other rights to $50.0 million of the funds. As of December 31, 2024, the $50.0 million was classified as restricted cash on the accompanying consolidated balance sheets.
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
The Company recorded a revenue interest liability related to the Purchase Agreement on the accompanying consolidated balance sheet on the date the Company entered into the Purchase Agreement, net of a debt discount comprised of $2.1 million issuance costs and of transaction costs, the $0.1 million fair value allocated to the Option Agreement, defined below, and the $2.4 million initial fair value of the bifurcated contingent derivative liability related to the Put Option. The revenue interest liability is based on the Company’s contractual repayment obligation to the Purchasers, based on the current estimates of future revenues, over the life of the Purchase Agreement. The Company imputes interest expense associated with this liability using the interest method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
may vary during the term of the agreement depending on a number of factors, including the level and expected timing of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts. If the level and timing of any forecasted net sales and related payments change, the Company prospectively adjusts the effective interest and the related amortization of the liability and related issuance costs on a quarterly basis.
As of December 31, 2024 and 2023, $64.2 million and $38.6 million, respectively, was recorded as a revenue interest liability. As of December 31, 2024, $0.9 million of the revenue interest liability was included in other current liabilities on the consolidated balance sheet. The estimated effective annual interest rate as of December 31, 2024 and 2023 was 13.7% and 14.1%, respectively. The Company recorded $7.7 million and $3.1 million in interest expense related to the Purchase Agreement for the years ended December 31, 2024 and 2023, respectively. The Company incurred and paid $0.5 million of transaction costs during the year ended December 31, 2024 in connection with the Purchase Agreement. The transaction costs were capitalized to debt discount and are being amortized to interest expense over the estimated term of the debt, consistent with the issuance and transaction costs incurred in 2023 discussed above.
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
Revenue Interest Payments made as a result of the Company’s net product sales will reduce the revenue interest liability. During the years ended December 31, 2024 and 2023, the Company did not record any product sales revenue.
The following table summarizes the revenue interest liability activity during the year ended December 31, 2024:

($ in thousands)
Revenue interest liability at December 31, 2023	$38,600
Proceeds from revenue interest purchase agreement	20,000
Transaction costs paid	(500)
Debt discount from embedded contingent derivative liability	(1,552)
Interest expense recognized	7,691
Revenue interest liability at December 31, 2024	$64,239
Option Agreement
In connection with the Purchase Agreement, the Company also entered into an option agreement with TPC Investments III LP and TPC Investment Solutions LP (the “Option Agreement”), which gave TPC Investments III LP and TPC Investment Solutions LP (the “Holders”) the right to purchase, in the aggregate, up to $10.0 million worth of shares of Common Stock (the “Option”) at a purchase price per share equal to the greater of $7.50, or the 15 day volume-weighted average price as of the exercise date, exercisable in cash only at any time prior to the earlier of (i) December 31, 2026 and (ii) the closing date of a corporate reorganization. The Holders also received certain registration rights relating to the shares underlying the Option pursuant to the Option Agreement. The Holders purchased $1,950,000 shares of Common Stock in the Offering, as defined in Note 9, and as of December 31, 2024, the Holders have the right to purchase up to $8,050,000 of shares of Common Stock under the Option Agreement.
The Option granted to the Holders represents a freestanding instrument separate from the purchaser commitments outlined in the Purchase Agreement. The Option Agreement does not qualify for the equity contract scope exception under ASC 815-40 and the Company recorded the Option as a liability (“Option Agreement liability”) on the consolidated balance sheet at an initial fair value of $55 thousand, and subsequent changes in the fair value are recognized in the consolidated statements of operations and comprehensive loss at each reporting date. The fair value of the Option Agreement liability as of December 31, 2024 and 2023 was $64 thousand and $35 thousand, respectively.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
8. Leases
The Company’s finance leases relate to its headquarters, which was substantially completed in June 2018 and is being leased through May 2033, and its operating lease relates to the land lease associated with its headquarters.
As of December 31, 2024 and 2023, the Company had finance lease liabilities of $16.5 million and $18.9 million, respectively, and right-of-use assets of $15.5 million and $17.3 million, respectively. As of both December 31, 2024 and 2023, the Company had operating lease liabilities of $0.6 million and right-of-use assets of $0.6 million. As of December 31, 2024 and 2023, operating lease right-of-use assets are included in other long-term assets on the consolidated balance sheets. As of December 31, 2024 and 2023, approximately $0.5 million and $0.6 million, respectively, of the operating lease liabilities is included in other long-term liabilities on the consolidated balance sheets, and the remaining balance is classified in other current liabilities on the consolidated balance sheets.
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
The following summarizes quantitative information about the Company’s leases:

	Year Ended December 31,
($ in thousands)	2024	2023
Finance lease cost
Amortization of right-of-use assets	$2,086	$2,060
Interest on lease liabilities	1,523	1,709
Total finance lease cost	3,609	3,769
Operating lease cost	105	105
Total lease cost	$3,714	$3,874

	Year Ended December 31, 2024		Year Ended December 31, 2023
($ in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases

Operating cash flows from leases	$(1,523)	$(105)	$(1,709)	$(105)
Financing cash flows from leases	$(2,579)	$—	$(2,256)	$—
Weighted-average remaining lease term	3.74	4.25	4.13	4.74
Weighted-average discount rate	8.50%	8.50%	8.50%	8.50%

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the maturities of the Company’s lease liabilities were as follows:

($ in thousands)	Finance Leases	Operating Leases
2025	$4,212	$105
2026	4,282	105
2027	2,718	105
2028	2,190	105
2029	2,257	105
Thereafter	5,772	259
Total	21,431	784
Less: present value discount	(4,894)	(205)
Lease liabilities	$16,537	$579
9. Stockholders’ Equity (Deficit) and Warrants
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
In March 2025, the Company completed a public offering of Common Stock that provided approximately $46.6 million in net proceeds. See Note 15 — Subsequent Events for further information.
Equity Line Financing
On September 24, 2024, the Company entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. The Company controls the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. In consideration for entering into the Common Stock Purchase Agreement, the Company issued 115,705 shares of Common Stock (the “Commitment Shares”) to Lincoln Park. The Company did not receive any cash proceeds from the issuance of the Commitment Shares. The fair value of the Common Stock Purchase Agreement was measured on the issuance date based on the fair value of the Commitment Shares, which was the consideration given to Lincoln Park in exchange for entering into the agreement. The fair value of the Commitment Shares on the issuance date was determined to be $0.7 million based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share. The Company recognized the fair value of the Commitment Shares as a non-current asset as a component of other long-term assets on the consolidated balance sheets. The Common Stock Purchase Agreement is subsequently remeasured at each reporting date with changes in fair value recorded within Change in fair value of derivatives in the consolidated statements of operations and comprehensive loss. As of December 31, 2024, the Company has sold 500,000 shares to Lincoln Park for aggregate gross proceeds of $2.5 million, and the Company had $47.5 million in remaining availability for sales of Common Stock under the Common Stock Purchase Agreement. During the year ended December 31, 2024, the Company incurred $0.2 million of transaction costs related to the Common Stock Purchase Agreement, consisting of legal and professional fees, which were expensed in the consolidated statements of operations and comprehensive loss. As of December 31, 2024, there were $0.1 million of unpaid transaction costs related to the Common Stock Purchase Agreement included in accounts payable on the consolidated balance sheets.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Registered Direct Offerings
On October 4, 2024, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased 5,681,820 shares of Common Stock and warrants to purchase up to 5,681,820 shares of Common Stock in a registered direct offering (the “October 2024 Registered Direct Offering”). See below for additional information regarding the October 2024 RDO Warrants. The purchase price for one share of Common Stock and one warrant issued in the October 2024 Registered Direct Offering was $5.28. The net proceeds to the Company from the October 2024 Registered Direct Offering were approximately $28.0 million after deducting placement agent’s fees and offering expenses of approximately $2.0 million. The October 2024 Registered Direct Offering closed on October 7, 2024. During the year ended December 31, 2024, the Company expensed $0.1 million of transaction costs related to the October 2024 Registered Direct Offering in the consolidated statements of operations and comprehensive loss. As of December 31, 2024, there were $0.1 million of unpaid transaction costs related to the October 2024 Registered Direct Offering included in accounts payable on the consolidated balance sheets.
On November 13, 2024, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased 2,808,988 shares of Common Stock and warrants to purchase up to 2,808,988 shares of Common Stock in a registered direct offering (the “November 2024 Registered Direct Offering”). See below for additional information regarding the November 2024 RDO Warrants. The purchase price for one share of Common Stock and one warrant issued in the November 2024 Registered Direct Offering was $5.34. The net proceeds to the Company from the November 2024 Registered Direct Offering were approximately $14.9 million after deducting offering expenses of approximately $0.1 million. The November 2024 Registered Direct Offering closed on November 15, 2024. All offering costs were expensed in the consolidated statements of operations and comprehensive loss. As of December 31, 2024, there were $0.1 million of unpaid transaction costs related to the November 2024 Registered Direct Offering included in accounts payable on the consolidated balance sheets.
ATM Facility
On September 1, 2022, the Company entered into the ATM Facility for the sale from time to time of up to $80.0 million of shares of Common Stock. In December 2024, the Company sold an aggregate of 1,333,596 shares of Common Stock under the ATM Facility at an average price of $5.26 per share for net proceeds of approximately $6.8 million after deducting sales commissions of approximately $0.2 million. From December 31, 2024 through March 31, 2025, the Company sold an aggregate of 75,793 shares of Common Stock under the ATM Facility at an average price of $5.04 per share for net proceeds of approximately $0.4 million.
Common Stock
As of December 31, 2024, the Company’s Second Amended and Restated Certificate of Incorporation authorized the Company to issue 250,000,000 shares of Common Stock. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares then outstanding or reserved for issuance) by the affirmative vote of the holders of a majority in interest of the Common Stock.
The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through December 31, 2024, no dividends have been declared. The Purchase Agreement limits the Company’s ability to pay cash dividends to the holders of Common Stock.
The holders of Common Stock are entitled to one vote for each share held with respect to all matters voted on by the common stockholders of the Company.
In the event of a reorganization of the Company, after payment to any preferred stockholders of their liquidation preferences, holders of Common Stock are entitled to share ratably in all remaining assets of the Company.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024 and 2023, the Company had reserved Common Stock for future issuances as follows:

	December 31,
	2024	2023
Common Stock reserved for Contingent Earnout Shares	15,000,000	15,000,000
Common Stock reserved for Common Stock Purchase Agreement	12,000,000	—
Common Stock reserved for ATM Facility	18,666,404	—
Common Stock reserved for Option Agreement (1)	1,073,333	1,333,334
Exercise of options outstanding under stock plans	12,274,139	11,919,421
Options available for issuance under stock plans	5,817,353	1,492,057
Shares available for grant under ESPP	1,030,033	1,030,033
Warrants to purchase Common Stock	14,079,314	5,588,506
	79,940,576	36,363,351
___________________________
(1)As of December 31, 2024, assumes the exercise of the $8,050,000 of shares of Common Stock remaining under the Option, and as of December 31, 2023, assumes the exercise of the entire Option, as provided for in the Option Agreement, both at the minimum purchase price of $7.50 per share.
Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certificate of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 20,000,000 shares designated as preferred stock and none were outstanding as of December 31, 2024 and 2023.
Warrants
The Company had the following Common Stock warrants outstanding as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Legacy Humacyte Common Stock Warrants	411,006	411,006
Private Placement Warrants	177,500	177,500
Public Warrants	5,000,000	5,000,000
October 2024 RDO Warrants	5,681,820	—
November 2024 RDO Warrants	2,808,988	—
Total Common Stock Warrants	14,079,314	5,588,506
Legacy Humacyte Common Stock Warrants
In connection with the Company’s Loan Agreement, in 2021 the Company granted warrants to the lenders to purchase 411,006 shares of common stock at an exercise price of $10.28 per share (such warrants, “Legacy Humacyte Common Stock Warrants”). The Company recognized the fair value of the warrants within stockholders’ equity using a Black-Scholes valuation model, as the settlement of the warrants is indexed to the Common Stock. There were no exercises or expirations of warrants during the year ended December 31, 2024, and there were no issuances, exercises or expirations of warrants during the year ended and December 31, 2023.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private Placement Warrants
The Private Placement Warrants were initially recognized as a liability on the Closing Date at a fair value of $0.6 million. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Private Placement Warrants during the years ended December 31, 2024 and 2023. The remeasurement of the Private Placement Warrant liability to a fair value of $0.4 million as of December 31, 2024 from $0.1 million as of December 31, 2023 resulted in a non-cash loss of $0.3 million for the year ended December 31, 2024, compared to an insignificant non-cash gain for the year ended December 31, 2023. The remeasurement of the Private Placement Warrant liability is classified within Change in fair value of derivatives in the consolidated statements of operations and comprehensive loss.
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo simulation value model:

	As of December 31,
	2024	2023
Market price of public stock	$5.05	$2.84
Exercise price	$11.50	$11.50
Expected term (years)	1.65	2.65
Expected share price volatility	128.0%	75.0%
Risk-free interest rate	4.22%	4.09%
Estimated dividend yield	0%	0%
Public Warrants
The Public Warrants may only be exercised for a whole number of shares and will expire five years after the completion of the Merger. The Public Warrants were initially recognized as equity on the Closing Date at a fair value of $2.80 per share.
Registered Direct Offering Warrants
The October 2024 RDO Warrants were immediately exercisable. October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock have an exercise price of $5.28 per share, and will expire 180 days from the date of issuance. The remaining October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock have an exercise price of $5.28 per share, and will expire 1,640 days from the date of issuance.
The October 2024 RDO Warrants were initially recognized as a liability on the issuance date at a fair value of $15.2 million. The remeasurement of the October RDO Warrants liability to a fair value of $12.4 million as of December 31, 2024 resulted in a non-cash gain of $2.8 million for the year ended December 31, 2024, classified within Change in fair value of derivatives in the consolidated statements of operations and comprehensive loss. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the October 2024 RDO Warrants during the year ended December 31, 2024.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The October 2024 RDO Warrants were valued using the following assumptions under the Black-Scholes valuation model:

	180 Day Warrants		1,640 Day Warrants
	December 31, 2024	October 7, 2024	December 31, 2024	October 7, 2024
Market price of public stock	$5.05	$5.50	$5.05	$5.50
Exercise price	$5.28	$5.28	$5.28	$5.28
Expected term (years)	0.27	0.50	4.27	4.50
Expected share price volatility	106.7%	99.0%	88.4%	86.7%
Risk-free interest rate	4.27%	4.36%	4.25%	3.79%
Estimated dividend yield	0%	0%	0%	0%
The November 2024 RDO Warrants were immediately exercisable. November 2024 RDO Warrants to purchase 1,404,494 shares of Common Stock have an exercise price of $5.34 per share, and will expire 180 days from the date of issuance. The remaining November 2024 RDO Warrants to purchase 1,404,494 shares of Common Stock have an exercise price of $5.34 per share, and will expire 1,640 days from the date of issuance.
The November 2024 RDO Warrants were initially recognized as a liability on the issuance date at a fair value of $6.1 million. The remeasurement of the November 2024 RDO Warrants liability to a fair value of $6.4 million as of December 31, 2024 resulted in a non-cash loss of $0.3 million for the year ended December 31, 2024, classified within Change in fair value of derivatives in the consolidated statements of operations and comprehensive loss. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the November 2024 RDO Warrants during the year ended December 31, 2024.
The November 2024 RDO Warrants were valued using the following assumptions under the Black-Scholes valuation model:

	180 Day Warrants		1,640 Day Warrants
	December 31, 2024	November 15, 2024	December 31, 2024	November 15, 2024
Market price of public stock	$5.05	$4.84	$5.05	$4.84
Exercise price	$5.34	$5.34	$5.34	$5.34
Expected term (years)	0.37	0.50	4.37	4.50
Expected share price volatility	106.7%	99.2%	88.4%	86.6%
Risk-free interest rate	4.22%	4.35%	4.25%	4.20%
Estimated dividend yield	0%	0%	0%	0%
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Contingent Earnout Liability during the years ended December 31, 2024 and 2023. The remeasurement of the Contingent Earnout Liability to a fair value of $71.0 million at December 31, 2024 from a fair value of $37.9 million at December 31, 2023, resulted in a non-cash loss of $33.0 million for the year ended December 31, 2024, compared to a non-cash loss of $10.0 million for the year ended December 31, 2023 related to the remeasurement of the Contingent Earnout Liability. The remeasurement of the Contingent Earnout Liability is classified within Change in fair value of Contingent Earnout Liability in the consolidated statements of operations and comprehensive loss.
Assumptions used in the valuations are described below:

	As of December 31,
	2024	2023
Current stock price	$5.05	$2.84
Expected share price volatility	84.8%	86.7%
Risk-free interest rate	4.58%	3.88%
Estimated dividend yield	0%	0%
Expected term (years)	10.00	10.00
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
The 2021 Plan and ESPP provide that on January 1 of each year, the 2021 Plan and the ESPP reserve will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. The Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the 2021 Plan on January 1, 2023. The 2021 Plan share reserve automatically increased on January 1, 2024 by 5,183,686 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2023. The 2021 Plan share reserve automatically increased on January 1, 2025 by 6,501,375 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2024. Since the inception of the ESPP, the Company’s board of directors has determined that there would be no automatic increase in the number of shares reserved under the ESPP. As of December 31, 2024, 5,817,353 and 1,030,033 shares of Common Stock were available under the 2021 Plan and ESPP, respectively.
Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended, (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, after the Closing no further awards were granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise retained their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of December 31, 2024, 8,578,363, 3,694,124 and 1,652 shares of Common Stock remain reserved for outstanding options issued under the 2021 Plan, the 2015 Plan and the 2005 Plan, respectively. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any outstanding awards and any awards available for grant under the 2021 Plan.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company estimated the fair value of the stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Year Ended December 31,
	2024	2023
Estimated dividend yield	0%	0%
Expected share price volatility (weighted average and range, if applicable)	91.8% (90.8% to 92.8%)	88.6% (88.5% to 89.8%)
Risk-free interest rate (weighted average and range, if applicable)	4.12% (3.54% to 4.41%)	4.22% (3.58% to 4.39%)
Expected term of options (in years)	6.25	6.25
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table shows a summary of stock-based compensation expense included in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2024	2023
Research and development	$2,851	$1,716
General and administrative	3,286	5,112
Total	$6,137	$6,828
A summary of option activity under the Company’s stock option plans during the year ended December 31, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2023	11,919,421	$4.64	8.3	$383
Granted	1,640,900	6.18
Exercised	(503,672)	3.01
Forfeited	(782,510)	3.89
Options outstanding at December 31, 2024	12,274,139	$4.96	7.7	$16,202
Vested and exercisable, December 31, 2024	5,734,589	$6.26	6.4	$5,614
Vested and expected to vest, December 31, 2024	12,274,139	$4.96	7.7	$16,202
The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2024 and 2023 was $4.82 and $2.20, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $2.0 million and $0.8 million, respectively. As of December 31, 2024, unrecognized stock-based compensation cost for options was $18.1 million and is expected to be recognized over a weighted-average period of 2.7 years.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes
The Company did not record any income tax expense or benefit during the years ended December 31, 2024 and 2023. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. The majority of losses before income taxes arose in the U.S.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities, including valuation allowances, are as follows:

	As of December 31,
($ in thousands)	2024	2023
Deferred tax assets:
Net operating loss	$97,880	$80,785
Capitalized research and development	57,498	50,968
Research credits	27,278	20,099
Stock-based compensation	1,141	1,140
Right of use lease liability	127	133
Accrued expenses	105	69
Other	1	1
Total deferred tax asset	184,030	153,195
Less: valuation allowance	(182,867)	(151,677)
Total net deferred tax asset	1,163	1,518

Deferred tax liabilities:
Basis difference in fixed assets	(1,041)	(1,385)
Right of use lease assets	(122)	(133)
Total deferred tax liability	(1,163)	(1,518)
Total net deferred tax asset/(liability)	$—	$—
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income and the accumulated deficit, the Company provided a full valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward as of December 31, 2024 and December 31, 2023.
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reasons for the difference between the actual income tax benefit for the years ended December 31, 2024 and 2023, and the amount computed by applying the statutory Federal income tax rate to losses before income taxes are as follows:

	December 31,
	2024		2023
($ in thousands)	Amount	Rate	Amount	Rate
Income tax benefit at statutory rate	$(31,227)	21.0%	$(23,263)	21.0%
State income taxes, net of federal benefit	(2,399)	1.6%	(2,066)	1.9%
Tax credits	(4,548)	3.1%	(1,917)	1.7%
Other nondeductible expenses	6,702	(4.5)%	1,759	(1.6)%
Deferred rate changes	2,256	(1.5)%	2,100	(1.9)%
Deferred tax true-up(1)	(1,973)	1.3%	2,860	(2.6)%
Change in valuation allowance	31,189	(21.0)%	20,527	(18.5)%
Provision for income taxes	$—	0.0%	$—	0.0%
___________________________
(1)The deferred tax true-up for 2024 and 2023 primarily relates to executive compensation subject to IRC Section 162(m) limitations.
As of December 31, 2024 the Company had approximately $465.0 million and $471.7 million of gross Federal and state net operating losses, respectively. Of this amount, $303.8 million of Federal net operating losses are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely, while the remaining amount begins to expire in 2025. Some of these state net operating losses included in these amounts follow the Federal Tax Cuts and Jobs Act and are carried over indefinitely. The Company’s state net operating losses began to expire in 2020 and will expire completely in 2044. The state operating loss carryforwards are inclusive of North Carolina net operating losses, which are recorded at a zero benefit.
As of December 31, 2024 and 2023, the Company had Federal and state research tax credit carryforwards of $27.3 million and $20.1 million, respectively. These credit carryforwards will begin to expire in 2025 and will expire completely in 2044.
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
12. Retirement Plan
The Company currently maintains a defined contribution employee retirement plan, or 401(k) plan, for all employees upon their date of hire. The 401(k) plan is intended to qualify as tax-qualified plans under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan permits employees to contribute, on a pre-tax basis, a portion of their salary up to the Federally mandated limits. The Company matches an employee’s contribution up to 4% of the employee’s compensation. Contributions to the 401(k) plan by the Company totaled $1.1 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.

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
In December 2023, the Company filed a BLA with the FDA for urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated, and autologous vein use is not feasible. Based on the achievement of this milestone under the Duke license agreement, the Company recorded license fee expense of $0.5 million during the fourth quarter of 2023 in research and development expense in its consolidated statements of operations and comprehensive loss and recorded $0.5 million of license expense payable in accounts payable in the Company’s consolidated balance sheets as of December 31, 2023. The Company paid the license fee to Duke during the first quarter of 2024.
In December 2024, the FDA approved the Company’s BLA with the FDA for urgent arterial repair following extremity vascular trauma when autologous vein use is not feasible. Based on the achievement of this milestone under the Duke license agreement, the Company recorded license fee expense of $0.5 million during the fourth quarter of 2024 in research and development expense in its consolidated statements of operations and comprehensive loss and recorded $0.5 million of license expense payable in accrued expenses in the Company’s consolidated balance sheets as of December 31, 2024. Other payments to Duke under the license agreement were immaterial during the years ended December 31, 2024 and 2023.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
JDRF Agreement
On April 1, 2023, the Company entered into the JDRF Agreement to further develop and perform preclinical testing of the BVP, as discussed in Note 2 — Summary of Significant Accounting Policies. According to the terms of the JDRF Agreement, JDRF will provide funding up to $0.8 million based on the achievement of certain research and development milestones related to the Company’s BVP. The Company received the first milestone payment of $80 thousand in April 2023 upon execution of the agreement. In May 2024, the Company received the second milestone payment of $90 thousand and the third milestone payment of $150 thousand, based on the achievement of certain research and development milestones specified in the JDRF Agreement. As of December 31, 2024, the Actual Award totaled $320 thousand. As of December 31, 2024 and 2023, the carrying value of the JDRF liability is $0.3 million and $0.1 million, respectively. There was $0.1 million and an insignificant amount of interest expense related to the JDRF liability recorded during the years ended December 31, 2024 and 2023, respectively.
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
Legal Matters
From time to time, the Company may be involved in various lawsuits, claims, assessments and proceedings, including securities, commercial, intellectual property, product liability, contractual, governmental, employment or other matters that arise in the normal course of business. The Company accrues a liability for a contingency when management believes information available prior to the issuance of the consolidated financial statements indicates it is probable a loss has been incurred as of the date of the consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 18, 2024, James A. Cutshall filed a putative class action lawsuit, captioned Cutshall v. Humacyte, Inc., et al., No. 1:24-cv-00954 (the “Securities Litigation”), against the Company and certain of the Company’s officers in the United States District Court for the Middle District of North Carolina. The complaint in the Securities Litigation asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons and entities that purchased or otherwise acquired securities of the Company between May 10, 2024 and October 17, 2024, based on allegations that the defendants made or were responsible for false or misleading statements and omissions related to the BLA for the vascular trauma indication and to alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility. The Complaint seeks a variety of relief, including unspecified compensatory damages, attorneys fees and costs. On January 31, 2025, the court appointed co-lead plaintiffs. On February 19, 2025, the court entered a scheduling order directing the co-lead plaintiffs to file a consolidated amended complaint by April 24, 2025 and the defendants to answer or otherwise respond to the amended complaint by June 27, 2025.
On January 7 and 10, 2025, putative stockholders of the Company filed two verified stockholder derivative actions in the United States District Court for the Middle District of North Carolina, captioned Silva v. Sebelius, et al., No. 1:25-cv-00005 (the “Silva Action”) and Misko v. Niklason, et al., No. 1:25-cv-00028 (the “Misko Action”). Each of these derivative actions was brought on behalf of the Company against certain of its current or former directors and officers, as well as Ayabudge LLC. The complaints in each action assert claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, based on a variety of allegations including claims that the defendants are responsible for any damages sustained by the Company as a result of the Securities Litigation. The Misko Action also includes a claim for contribution against certain defendants under Sections 10(b) and 21(d) of the Exchange Act for any liability the Company may sustain as a result of the Securities Litigation. On February 18, 2025, the court issued an order consolidating the Silva Action and the Misko Action (collectively, the “Consolidated Derivative Action”) and staying the defendants’ obligation to respond to any complaint in the Consolidated Derivative Action pending the submission of a proposed scheduling order. On March 11, 2025, the parties entered a joint motion to stay the Consolidated Derivative Action pending final resolution of the Securities Litigation. On March 24, 2025, the court granted the parties’ joint motion to stay the Consolidated Derivative Action.
On December 19, 2024, the Company received a demand letter (the “Demand Letter”) from a purported stockholder of the Company, demanding that the Board assert claims against certain of the Company’s current or former officers and directors for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, aiding and abetting, violations of Section 14(a) of the Exchange Act, and insider trading, based on a variety of allegations including claims that the Company’s current and former officers and directors are responsible for any damages sustained by the Company as a result of the Securities Litigation. On January 24, 2025, the Board appointed a demand evaluation committee to evaluate the claims made in the Demand Letter and report back to the full Board. On February 19, 2025, the purported stockholder who sent the Demand Letter filed a stockholder derivative action in the United States District Court for the Middle District of North Carolina, captioned Olson v. Niklason, et al., No. 1:25-cv-00123 (the “Olson Action”), alleging that the Company had refused his demand. The complaint in the Olson Action asserts substantive claims and allegations that are substantially similar to those asserted in the Consolidated Derivative Action.
The Company disputes all claims asserted against it in the Securities Litigation and disputes that the plaintiffs in the Consolidated Derivative Action and Olson Action have standing to assert claims derivatively on its behalf. The Company is currently unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material. Although there can be no assurance of the outcome of these lawsuits, based on information known by management, the Company has not accrued any material liabilities related to these lawsuits in the consolidated financial statements, as a negative outcome is deemed not probable, nor is any range of loss estimable as of December 31, 2024. Since the outcome of these matters cannot be predicted with certainty, any associated costs could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.
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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Agreements with Frenova Renal Research
In May 2022 and June 2023, the Company entered into three services agreements with Frenova Renal Research (“Frenova”), a subsidiary of Fresenius Medical Care, to conduct a study to review the outcomes of 178,575 adult patients who received in-center dialysis at Fresenius Kidney Care dialysis centers. The Company expensed approximately $0.2 million for clinical research services performed by Frenova during the year ended December 31, 2023 related to these agreements. As of December 31, 2023, the clinical research services contracted for under these agreements with Frenova were fully complete and no further expenses have been incurred related to these agreements.
In June 2024, the Company entered into a master services agreement with Frenova that sets forth the terms by which the Company may engage Frenova to provide certain services for projects, with the services for each project being described in a separate statement of work. As of December 31, 2024, Frenova was engaged to perform clinical research services related to the Company’s V012 Phase 3 clinical trial. During the year ended December 31, 2024, amounts expensed in relation to this agreement with Frenova were insignificant and there was an insignificant amount payable to Frenova as of December 31, 2024.
In July 2024, the Company entered into a service agreement with Fresenius Medical Care Deutschland GmbH (“Fresenius GmbH”), which provides medical scientific research services through Frenova. Frenova agreed to conduct a study to review patient data of adult hemodialysis patients who received treatment in certain European countries at dialysis centers that are part of Fresenius Medical Care AG. Fresenius Medical Care AG is the German parent company of Fresenius GmbH and ultimately of Fresenius Medical Care. During the year ended December 31, 2024, amounts expensed in relation to this agreement with Fresenius GmbH were approximately $0.1 million. As of December 31, 2024, there was less than $0.1 million payable to Fresenius GmbH included in accounts payable and less than $0.1 million payable to Fresenius GmbH included in accrued expenses on the Company’s consolidated balance sheets. During the year ended December 31, 2023, there was $0.1 million of expense recognized for services performed by Fresenius GmbH.

HUMACYTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Arrangements with Yale University
Dr. Niklason serves as an Adjunct Professor in Anesthesia at Yale University. As of December 31, 2024 and 2023, the Company was a party to license agreements with Yale University, as described in Note 13 — Commitments and Contingencies above.
Amounts expensed in relation to the license agreements with Yale University were $0.1 million during each of the years ended December 31, 2024 and 2023. There was an insignificant amount payable to Yale as of December 31, 2024 and 2023.
15. Subsequent Events
Public Offering
On March 25, 2025, the Company entered into an underwriting agreement with TD Securities (USA) LLC, Barclays Capital Inc. and BTIG, LLC, as representatives of the several underwriters named therein, relating to the issuance and sale in an underwritten offering (the “Public Offering”) of 25,000,000 shares of Common Stock, at a price to the public of $2.00 per share (the “Firm Shares”). The Company also granted the underwriters a 30-day option to purchase up to an additional 3,750,000 shares of Common Stock at the same price as the Firm Shares. The net proceeds to the Company from the Public Offering were approximately $46.6 million after deducting underwriting discounts and commissions and estimated Public Offering expenses. The Public Offering closed on March 27, 2025.

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
As of December 31, 2024, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all errors and all fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies and procedures may deteriorate. Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are an “emerging growth company” as defined in the JOBS Act and we are a non-accelerated filer. For as long as we remain either an “emerging growth company” or a non-accelerated filer, we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Director and Officer Trading Arrangements
On September 12, 2024, William (B.J.) Scheessele, the Company’s Chief Commercial Officer, adopted a trading arrangement for the sale of Common Stock that is intended to satisfy the affirmative defense conditions provided by Rule 10b5-1(c) under the Exchange Act. (the “Scheessele 10b5-1 Plan”). The Scheessele 10b5-1 Plan provides for a first possible trade date of December 11, 2024 and terminates automatically on the earlier of the execution of all trades contemplated by the Scheessele 10b5-1 Plan, or September 11, 2025. The Scheessele 10b5-1 Plan provides for the exercise of options to purchase up to 89,050 shares of Common Stock and the related sale of up to 85,900 shares of Common Stock pursuant to its terms.
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation.
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14. Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

4.4	Warrant to Purchase Common Stock, dated March 30, 2021 (incorporated by reference to Exhibit 10.6.1 to Humacyte, Inc.’s Registration Statement on S–4/A, filed with the SEC on June 14, 2021).
4.5	Warrant to Purchase Common Stock, dated March 30, 2021 (incorporated by reference to Exhibit 10.6.2 to Humacyte, Inc.’s Registration Statement on S–4/A, filed with the SEC on June 14, 2021).
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Humacyte, Inc.’s Current Report on Form 8-K, filed with the SEC on October 7, 2024).
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Humacyte, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2024).
4.8
Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, (incorporated by reference to Exhibit 4.6 to Humacyte, Inc.’s Annual Report on Form 10-K filed with the SEC on March 28, 2024).

10.1.1
Revenue Interest Purchase Agreement, dated as of May 12, 2023, by and among Humacyte Global, Inc., Humacyte, Inc. and Hook SA LLC, (incorporated by reference to Exhibit 10.1 to Humacyte, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023).

10.1.2*
Waiver, dated as of February 18, 2024, by and among Humacyte Global, Inc., Humacyte, Inc. and Hook SA LLC, (incorporated by reference to Exhibit 10.1.2 to Humacyte, Inc.’s Annual Report on Form 10-K filed with the SEC on March 28, 2024).

10.1.3*
Waiver and Amendment, dated as of May 8, 2024, by and among Humacyte Global, Inc., Humacyte, Inc. and Hook SA LLC, (incorporated by reference to Exhibit 10.1 to Humacyte, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2024).

10.2
Option Agreement, dated as of May 12, 2023, by and among Humacyte, Inc., TPC Investments III LP and TPC Investments Solutions LP. (incorporated by reference to Exhibit 4.1 to Humacyte, Inc.’s Registration Statement on Form S-3, filed with the SEC on June 9, 2023).

Exhibit No.	Description
10.3
Open Market Sale Agreement, dated September 1, 2022, by and between Humacyte, Inc. and Jefferies LLC, (incorporated by reference to Exhibit 1.2 to Humacyte, Inc.’s Registration Statement on Form S-3 (File No. 333-267225), filed with the SEC on September 1, 2022).

10.4
Purchase Agreement, dated as of September 24, 2024, by and between Humacyte, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Humacyte Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2024).

10.5
Registration Rights Agreement, dated as of September 24, 2024, by and between Humacyte, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to Humacyte Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2024).

10.6˄
Distribution Agreement, dated June 25, 2018, by and between Fresenius Medical Care Holdings, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.6 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.6.1˄
First Amendment to Distribution Agreement, dated October 2, 2019, by and between Fresenius Medical Care Holdings, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.6.1 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.6.2˄
Second Amendment to Distribution Agreement, effective as of February 16, 2021, by and between Fresenius Medical Care Holdings, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.6.2 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.7˄
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

10.9.3˄
Third Amendment to Exclusive Patent License Agreement, dated June 26, 2015, between Duke University and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.10.3 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.9.4˄
Fourth Amendment to Exclusive Patent License Agreement, dated January 2, 2018, between Duke University and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.10.4 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.9.5˄
Fifth Amendment to Exclusive Patent License Agreement, dated December 31, 2019, between Duke University and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.10.5 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.9.6^
Sixth Amendment to Exclusive Patent License Agreement, dated January 10, 2022, between Duke University and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.7.6 to Humacyte, Inc.’s Annual Report on Form 10-K filed with the SEC on March 29, 2022).

10.10˄
Supply Agreement, dated January 9, 2014, between SeraCare Life Sciences, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.11 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.10.1˄
First Amendment to Supply Agreement, dated October 12, 2018, between SeraCare Life Sciences, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.11.1 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.10.2˄ *
Second Amendment to Supply Agreement, dated March 24, 2021, between SeraCare Life Sciences, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.12.2 to Humacyte, Inc.’s Registration Statement on S–4/A, filed with the SEC on June 14, 2021).

10.11˄ *
Supply Agreement, dated June 1, 2020, between Confluent Medical Technologies and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.13 to Humacyte, Inc.’s Registration Statement on S–4/A, filed with the SEC on June 14, 2021).

Exhibit No.	Description
10.12+*
Executive Employment Agreement, dated February 3, 2021, between Laura Niklason, M.D., Ph.D. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.13 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.13+
Executive Employment Agreement, dated May 18, 2021, between Dale Sander and Humacyte, Inc. (incorporated by reference to Exhibit 10.11 to Humacyte, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 24, 2023).

10.14+
Executive Employment Agreement, dated September 13, 2019 between Heather Prichard, Ph.D. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.16 to Humacyte, Inc.'s Registration Statement on S-4, filed with the SEC on March 23, 2021).

10.15+	Humacyte, Inc. 2021 Long–Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Humacyte, Inc.’s Current Report on Form 8–K, filed with the SEC on August 27, 2021).
10.15.1+
Form of Stock Option Agreement under Humacyte, Inc. 2021 Long–Term Incentive Plan (incorporated by reference to Exhibit 10.4.1 to Humacyte, Inc.’s Current Report on Form 8–K, filed with the SEC on August 27, 2021).

10.16+	Humacyte, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Humacyte, Inc.’s Current Report on Form 8–K, filed with the SEC on August 27, 2021).
10.17+	Humacyte, Inc. Annual Bonus Plan (incorporated by reference to Exhibit 10.8 to Humacyte, Inc.’s Current Report on Form 8–K, filed with the SEC on August 27, 2021).
10.18+	Humacyte, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.18 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).
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

10.18.5+
Form of Nonqualified Stock Option Agreement under Humacyte, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.18.5 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.19+	Humacyte, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).
10.19.1+
First Amendment to Humacyte, Inc. 2015 Omnibus Incentive Plan, dated February 23, 2018 (incorporated by reference to Exhibit 10.19.1 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.19.2+
Second Amendment to Humacyte, Inc. 2015 Omnibus Incentive Plan, dated June 6, 2018 (incorporated by reference to Exhibit 10.19.2 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.19.3+
Form of Incentive Stock Option Agreement under Humacyte, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19.3 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.19.4+
Form of Nonqualified Stock Option Agreement under Humacyte, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19.4 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.20+
Form of Indemnity Agreement by and between Humacyte, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.23 to Humacyte, Inc.’s Registration Statement on S–4/A, filed with the SEC on July 1, 2021).

10.21
Lease Agreement, dated December 31, 2015, between ARE–NC Region No. 5, LLC and Humacyte, Inc. (incorporated by reference to Exhibit 10.22 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.21.1
First Amendment to Lease, dated September 30, 2016, between ARE–NC Region No. 5, LLC and Humacyte, Inc. (incorporated by reference to Exhibit 10.22.1 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

Exhibit No.	Description
10.21.2
Second Amendment to Lease, dated February 8, 2017, between ARE–NC Region No. 5, LLC and Humacyte, Inc. (incorporated by reference to Exhibit 10.22.2 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.21.3
Third Amendment to Lease, dated April 21, 2017, between ARE–NC Region No. 5, LLC and Humacyte, Inc. (incorporated by reference to Exhibit 10.22.3 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.21.4
Fourth Amendment to Lease, dated October 31, 2017, between ARE–NC Region No. 5, LLC and Humacyte, Inc. (incorporated by reference to Exhibit 10.22.4 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

19.1!	Insider Trading Policy
21.1!	Subsidiaries of the Registrant
23.1!	Consent of PricewaterhouseCoopers LLP.
31.1!	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2!	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1!	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2!	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97+	Humacyte, Inc. Compensation Clawback Policy, (incorporated by reference to Exhibit 97 to Humacyte, Inc.’s Annual Report on Form 10-K filed with the SEC on March 28, 2024).
101!
The following materials from Humacyte, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

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
Date: March 31, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Laura E. Niklason	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2025
Laura E. Niklason, M.D., Ph.D.

/s/ Dale A. Sander	Chief Financial Officer, Chief Corporate Development Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2025
Dale A. Sander

/s/ Kathleen Sebelius	Director	March 31, 2025
Kathleen Sebelius

/s/ John Bamforth	Director	March 31, 2025
John Bamforth

/s/ Emery N. Brown	Director	March 31, 2025
Emery N. Brown, M.D., Ph.D.

/s/ Michael T. Constantino	Director	March 31, 2025
Michael T. Constantino

/s/ Brady W. Dougan	Director	March 31, 2025
Brady W. Dougan

/s/ C. Bruce Green	Director	March 31, 2025
C. Bruce Green, M.D.

/s/ Keith Anthony Jones	Director	March 31, 2025
Keith Anthony Jones, M.D.

/s/ Todd M. Pope	Director	March 31, 2025
Todd M. Pope

/s/ Diane Seimetz	Director	March 31, 2025
Diane Seimetz, Ph.D.

/s/ Max Wallace	Director	March 31, 2025
Max Wallace, J.D.

/s/ Susan Windham-Bannister	Director	March 31, 2025
Susan Windham-Bannister, Ph.D.