Form 10-Q
period 2025-03-31
Humacyte, Inc.
filed 2025-05-13
CIK 1818382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, 155,118,816 shares of common stock, par value $0.0001, were issued and outstanding.

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
•our plans, anticipated timeline and ability to file applications for, and obtain marketing approvals from, the United States (“U.S.”) Food and Drug Administration (“FDA”) and other regulatory authorities, including the European Medicines Agency (“EMA”), for our ATEVs and product candidates;
•our ability to design, initiate and successfully complete clinical trials and other studies for our product candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our V007 and V012 Phase 3 clinical trials;
•our ability to execute and achieve the expected benefits of our cost-saving measures and whether our efforts will result in further actions or additional asset impairment charges that adversely affect our business;
•the outcome of our ongoing discussions with the FDA concerning the design of our clinical trials;
•our anticipated growth rate and market opportunities;
•our ability to use our proprietary scientific technology platform to build a pipeline of additional product candidates;
•the characteristics and performance of our ATEVs and the public perception thereof;
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
•our involvement in existing or potential claims and legal and administrative proceedings, and the merits, potential outcomes and effects of both existing and potential claims and legal and administrative proceedings, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
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
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statements are based on information current as of the date of this Quarterly Report and speak only as of the date on which such statements are made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024, which we filed with the SEC on March 31, 2025. We disclaim any obligation, except as specifically required by law, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Humacyte, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands except for share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$62,847	$44,937
Inventory	8,020	—
Accounts receivable	488	180
Prepaid expenses and other current assets	2,350	2,742
Total current assets	73,705	47,859

Restricted cash	50,209	50,209
Property and equipment, net	22,436	23,063
Finance lease right-of-use assets, net	14,966	15,490
Other long-term assets	1,237	1,251
Total assets	$162,553	$137,872

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,572	$4,490
Accrued expenses	9,701	11,424
Finance lease obligation, current portion	3,006	2,917
Revenue interest liability, current portion	1,690	885
Other current liabilities	60	238
Total current liabilities	20,029	19,954

Revenue interest liability, net of current portion	64,672	63,354
Contingent Earnout Liability	21,230	70,961
Finance lease obligation, net of current portion	12,844	13,620
Contingent derivative liability	3,464	2,415
Common stock warrant liabilities	3,320	19,254
Other long-term liabilities	951	983
Total liabilities	126,510	190,541

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of March 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 155,118,816 and 130,027,509 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	16	13
Additional paid-in capital	682,903	633,333
Accumulated deficit	(646,876)	(686,015)
Total stockholders’ equity (deficit)	36,043	(52,669)
Total liabilities and stockholders’ equity (deficit)	$162,553	$137,872
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands except for share and per share amounts)

	For the Three Months Ended March 31,
	2025	2024

Revenue:
Product revenue, net	$147	$—
Contract revenue	370	—
Total revenue	517	—

Operating expenses:
Cost of goods sold	147	—
Research and development	15,418	21,264
Selling, general and administrative	8,136	5,314
Total operating expenses	23,701	26,578
Loss from operations	(23,184)	(26,578)

Other income (expense), net:
Interest income	662	1,031
Change in fair value of Contingent Earnout Liability	49,731	(4,593)
Change in fair value of derivatives	14,930	60
Interest expense	(3,000)	(1,816)
Total other income (expense), net	62,323	(5,318)
Net income (loss) and comprehensive income (loss)	$39,139	$(31,896)

Net income (loss) per share attributable to common stockholders, basic	$0.28	$(0.29)
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, basic	131,496,877	108,246,008

Net income (loss) per share attributable to common stockholders, diluted	$0.28	$(0.29)
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, diluted	131,759,302	108,246,008
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(unaudited)
(in thousands except for share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2024	130,027,509	$13	$633,333	$(686,015)	$(52,669)
Issuance of stock in public offering, net of issuance costs	25,000,000	3	46,657	—	46,660
Issuance of stock under ATM Facility, net of issuance costs	75,793	—	370	—	370
Proceeds from the exercise of stock options	15,514	—	56	—	56
Stock-based compensation	—	—	2,487	—	2,487
Net income	—	—	—	39,139	39,139
Balance as of March 31, 2025	155,118,816	$16	$682,903	$(646,876)	$36,043

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	103,673,728	$10	$550,850	$(537,314)	$13,546
Issuance of stock in public offering, net of issuance costs	15,410,000	2	43,044	—	43,046
Proceeds from the exercise of stock options	625	—	2	—	2
Stock-based compensation	—	—	1,454	—	1,454
Net loss				(31,896)	(31,896)
Balance as of March 31, 2024	119,084,353	$12	$595,350	$(569,210)	$26,152

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$39,139	$(31,896)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,308	1,274
Stock-based compensation expense	2,487	1,454
Change in fair value of Contingent Earnout Liability	(49,731)	4,593
Non-cash interest expense	2,152	1,418
Change in fair value of derivatives	(14,930)	(60)
Amortization expense	524	517
Non-cash operating lease costs	14	13
Changes in operating assets and liabilities:
Accounts receivable	(308)	—
Inventory	(8,020)	—
Prepaid expenses and other current assets	392	409
Accounts payable	653	(2,949)
Accrued expenses	(2,267)	(2,107)
Operating lease obligation	(14)	(13)
Net cash used in operating activities	(28,601)	(27,347)

Cash flows from investing activities
Purchase of property and equipment	(228)	(391)
Net cash used in investing activities	(228)	(391)

Cash flows from financing activities
Proceeds from issuance of stock in public offering, net of underwriting fees	47,000	43,396
Proceeds from issuance of stock under ATM Facility, net of issuance costs	370	—
Proceeds from the exercise of stock options	56	2
Payments of finance lease principal	(687)	(603)
Proceeds from Revenue Interest Purchase Agreement	—	20,000
Net cash provided by financing activities	46,739	62,795

Net increase in cash, cash equivalents and restricted cash	17,910	35,057
Cash, cash equivalents and restricted cash at the beginning of the period	95,290	80,801
Cash, cash equivalents and restricted cash at the end of the period	$113,200	$115,858

Supplemental disclosure of noncash activities:
Purchase of property and equipment in accounts payable and accrued expenses	$545	$29
Unpaid issuance costs in connection with public offering	$340	$350
Unpaid transaction costs related to revenue interest purchase agreement	$—	$500
Debt discount from embedded contingent derivative liability	$—	$1,552
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
Liquidity
Since its inception in 2004, the Company has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the reverse recapitalization described below, borrowings under loan facilities, proceeds from a revenue interest purchase agreement and, to a lesser extent, through governmental and other grants. At March 31, 2025 and December 31, 2024, the Company had an accumulated deficit of $646.9 million and $686.0 million, respectively. The Company’s operating losses were $23.2 million and $26.6 million for the three months ended March 31, 2025 and 2024, respectively. Net cash flows used in operating activities were $28.6 million and $27.3 million during the three months ended March 31, 2025 and 2024, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.
As further disclosed in Note 7, on May 12, 2023, Humacyte, Inc. and Global entered into a Revenue Interest Purchase Agreement (the “Purchase Agreement”) with two purchasers, both affiliates of Oberland Capital Management LLC (the “Purchasers”), and another affiliate of Oberland Capital Management LLC (“Oberland”), as agent for the Purchasers (the “Agent”), to obtain financing with respect to the further development and commercialization of the Company’s ATEV, to repay the Company’s then-existing credit facility with Silicon Valley Bank (“SVB”), and for other general corporate purposes. As of March 31, 2025, $66.4 million was recorded as a revenue interest liability on the condensed consolidated balance sheets.
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. On February 18, 2024, the Company reached an agreement with the Purchasers and the Agent to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for the Company to deliver a leasehold mortgage in favor of the Agent over the Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers to amend the Purchase Agreement to remove requirements related to the leasehold mortgage. In exchange for removing this requirement, the Company agreed to fund an account in the amount of $54.0 million over which the Agent has certain consent and other rights to $50.0 million of the funds. The Company funded an account with the required $54.0 million on August 14, 2024. As of both March 31, 2025 and December 31, 2024, the $50.0 million was classified as restricted cash on the accompanying condensed consolidated balance sheets.
As further disclosed in Note 8, on September 24, 2024, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Common Stock Purchase Agreement”). The Common Stock Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to sell to Lincoln Park shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate value of up to $50.0 million (the “Purchase Shares”) over a 24-month period. The Company controls the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. As of March 31, 2025, the Company had $47.5 million in remaining availability for sales of Common Stock under the Common Stock Purchase Agreement.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As further disclosed in Note 8, on September 1, 2022, the Company entered into an agreement with Jefferies LLC for the sale from time to time of up to $80.0 million of shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). As of March 31, 2025, $72.6 million remained available under the ATM Facility.
As of March 31, 2025, the Company had available cash and cash equivalents of $62.8 million. As further disclosed in Note 13, on April 28, 2025, the Company implemented a cost reduction action to reduce its workforce by approximately 31 employees, cease recruitment of additional planned new hires, and reduce other operating expenses. The Company is undertaking these cost reductions to improve cash runway and to better align the Company’s organizational structure with its top business objectives. Before consideration of management plans described below, the Company believes its cash and cash equivalents on hand and existing capacity under its Common Stock Purchase Agreement will be sufficient to fund operations at least into June 2026. The future viability of the Company beyond that point is dependent on its ability to generate cash flows from the sale of Symvess and raise additional capital to finance its operations. The Company plans to seek additional funding through private or public equity financings, debt financings, debt refinancings or restructurings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Adequate capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, the Company plans to implement a program that delays, reduces, suspends or ceases certain of its planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on its business, prospects, operating results and financial condition. Based on the Company’s current cash and cash equivalents on hand and existing capacity under its Common Stock Purchase Agreement, and after considering management’s plans, the Company believes it has the ability to fund operations at least into the second half of 2026.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying financial statements in conformity with U.S. GAAP. The Company’s condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reverse Recapitalization
On August 26, 2021 (the “Closing Date”), Hunter Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Alpha Healthcare Acquisition Corp. (“AHAC”) merged with Humacyte, Inc. (“Legacy Humacyte”), with Legacy Humacyte continuing as the surviving corporation and as a wholly-owned subsidiary of AHAC (the “Merger”). The Merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As a result of the Merger, AHAC changed its name to Humacyte, Inc. and Legacy Humacyte changed its name to Humacyte Global, Inc. (“Global”).
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025 and its results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other period. The December 31, 2024 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 and the related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025 (the “Annual Report”), which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 included in the Company’s Annual Report.
Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. None of these reclassifications had a material impact on the Company’s condensed consolidated financial statements.
Segments
The Company is developing proprietary, bioengineered, acellular human tissues, advanced tissue constructs and organ systems that are designed to be used in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas. The Company’s operations are managed and reported to its Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), on a consolidated basis. The CODM evaluates financial performance, allocates resources and monitors budget versus actual results based on the Company’s condensed consolidated statements of operations. The measure of segment assets provided to and reviewed by the CODM is reported on the condensed consolidated balance sheets as total assets. Segment asset information is not used by the CODM to evaluate performance, allocate resources or make strategic decisions. Under the current organizational and reporting structure, the Company operates and manages its business on a consolidated basis as one reportable and operating segment.
As a single reportable segment entity, the Company’s segment performance measure is consolidated net income (loss). Consolidated net income (loss) is used to monitor the budget versus actual results and to help make key operating decisions such as the allocation of budget between research and development and selling, general and administrative expenses. Significant segment expenses within net income (loss) include research and development and selling, general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations. Other segment items within net income (loss) include revenue, interest income, interest expense, the change in fair value of the Company’s Contingent Earnout Liability and the change in fair value of derivatives.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Additional disaggregated significant segment expenses that are not separately presented on the Company’s condensed consolidated statements of operations are presented below.
Research and Development Expenses

	Three Months Ended March 31,
($ in thousands)	2025	2024
Direct Expenses
Vascular Trauma	$227	$963
AV Access	1,203	992
PAD	—	130
Total	1,430	2,085
Unallocated Expenses
External services	1,665	1,313
Materials and supplies	—	5,453
Payroll and personnel expenses	9,545	9,161
Other research and development expenses	2,778	3,252
Total	13,988	19,179
Total research and development expenses	$15,418	$21,264
Direct expenses for the Company’s vascular trauma, arteriovenous (“AV”) access for hemodialysis and peripheral artery disease (“PAD”) indications include costs related to the Company’s clinical trials, including fees paid to clinical research organizations (“CROs”), consultants, clinical sites and investigators. Costs related to development activities which broadly support multiple programs using the Company’s technology platform, including personnel, materials and supplies cost prior to inventory capitalization, external services costs, and other internal expenses, such as facilities and overhead costs, are not allocated to individual research and development programs. Other research and development expenses reported in the table above include direct costs not identifiable with a specific product candidate, including costs associated with the Company’s research and development platform used across programs, process development, manufacturing analytics and preclinical research and development for prospective product candidates and new technologies.
Non-cash Operating Expenses

	Three Months Ended March 31,
($ in thousands)	2025	2024
Depreciation expense	$1,308	$1,274
Stock-based compensation expense	2,487	1,454
Inventory
The Company capitalizes inventory when it concludes that commercialization and future economic benefit from the sale of products is probable. Prior to this conclusion, the Company expenses inventory as research and development expense in the condensed consolidated statements of operations and comprehensive income (loss), in the period incurred. For inventory that is capitalized, the Company considers a number of specific facts and circumstances, including the product’s historical shelf life, the product’s current status in the development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies, potential obstacles to the approval process, viability of commercialization and market trends.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In early 2025, based on the Company’s assessment of the legal and regulatory process related to Symvess, the Company concluded that it met the criteria to capitalize expenditures for inventory. The Company capitalized $8.0 million of inventory as of March 31, 2025 and none as of December 31, 2024. Inventory is stated at the lower of cost or net realizable value. The Company’s inventory is valued under the first in, first out method. The Company does not have an allowance for inventory obsolescence as of March 31, 2025. Cost of goods sold was $0.1 million for the three months ended March 31, 2025 and includes overhead related to unused production capacity, which was recorded as an expense during the period.
Revenue Recognition
Revenue from Customers
Under Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract.
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
Product Revenue
The Company’s current source of product revenue has been from U.S. sales of Symvess. The Company recognizes product revenue upon delivery of Symvess to the customer. Revenue is recognized based on the price stated in the approved contract or purchase order. There are no contractual rights of returns and replacements for damaged products are provided free of charge. Accounts receivable related to product sales was approximately $0.1 million as of March 31, 2025.
Contract Revenue
Contract revenue consists of revenue related to a single contract with a customer to recover contract expenses. The expenses incurred related to the contract are primarily classified as research and development expenses on the Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to the actual costs incurred compared to the total costs expected to be incurred to satisfy the performance obligation. The transfer of control occurs as the program expenses are incurred and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The transaction price is determined based on the milestones within the contract and there is no variable consideration. Accounts receivable related to the Company’s contract revenue was approximately $0.3 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, including amounts classified as restricted cash. Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation as of March 31, 2025 and December 31, 2024. The Company believes it mitigates this risk by monitoring the financial stability of the institutions holding material cash and cash equivalents balances. The Company maintains the majority of these balances at a Global Systemically Important Bank, as designated by the Financial Stability Board. The Company has cash equivalents that are invested in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies. The Company has not experienced any credit loss relating to its cash and cash equivalents.
The Company believes that credit risks associated with its customers and collaboration partners are not significant and has not recorded an allowance for credit loss as of March 31, 2025.
Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. As of both March 31, 2025 and December 31, 2024, restricted cash consists of $50.0 million maintained in an account that is not subject to the Company’s unilateral control, in accordance with the amended Purchase Agreement, $0.2 million in funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of the Company’s headquarters lease, and $0.1 million in cash balances held as collateral for the Company’s employee credit card program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows as of March 31, 2025 and December 31, 2024.

($ in thousands)	March 31, 2025	December 31, 2024

Cash and cash equivalents	$62,847	$44,937
Restricted cash included in prepaid expenses and other current assets	144	144
Restricted cash included in long-term assets	50,209	50,209
Total cash, cash equivalents and restricted cash	$113,200	$95,290
Net Income (Loss) per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period without consideration of potentially dilutive shares of Common Stock. Diluted net income (loss) per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. The calculation of net income (loss) per share also considers the effect of participating securities. The Common Stock warrants issued in the Company’s October 2024 and November 2024 registered direct offerings are considered participating securities and are included in the computation of net income (loss) per share pursuant to the two-class method. In applying the two-class method, earnings are allocated to both Common Stock shares and participating securities based on their respective weighted-average shares outstanding for the period.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2025	2024

Numerator:
Net income (loss)	$39,139	$(31,896)
Less: Undistributed earnings allocated to participating securities	(2,374)	—
Net income (loss) attributable to common stockholders	$36,765	$(31,896)

Denominator:
Weighted-average common shares outstanding - basic	131,496,877	108,246,008
Dilutive effect of assumed conversion of options to purchase common stock	262,425	—
Weighted-average common shares outstanding - diluted	131,759,302	108,246,008

Net income (loss) attributable to common stockholders - basic	$0.28	$(0.29)
Net income (loss) attributable to common stockholders - diluted	$0.28	$(0.29)
The following potential shares of Common Stock were excluded from the computation of diluted net income (loss) per share for each period because including them would have had an antidilutive effect.

	Three Months Ended March 31,
	2025	2024

Exercise of options under stock plan	15,250,541	11,882,290
Warrants to purchase Common Stock	14,079,314	5,588,506
The 15,000,000 Contingent Earnout Shares, as defined in Note 8, are excluded from the anti-dilutive table for all periods presented, as such shares are contingently issuable until the share price of the Company exceeds specified thresholds that have not yet been achieved, or upon the occurrence of a change in control. The Option Agreement, as defined in Note 7 — Revenue Interest Purchase Agreement, is excluded from the anti-dilutive table for all periods presented based on the Company’s assumption that the Option Agreement will not be exercised unless the Company’s stock price exceeds $7.50 per share, the minimum purchase price under the Option Agreement.
Other Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, the success of clinical trials and other studies for its product candidates, including its ongoing V007 and V012 Phase 3 clinical trials, successful commercialization of Symvess and regulatory approval and commercialization of its product candidates, if approved, the expected size of the target populations for the Company’s product candidates, the degree of market acceptance of Symvess, and if approved by regulatory authorities, its product candidates, the availability of third-party coverage and reimbursement, development by competitors of new technological innovations, the ability to manufacture Symvess and its product candidates in sufficient quantities, expectations regarding the Company’s strategic partnerships, dependence on third parties, key personnel and the ability to attract and retain qualified employees, protection of proprietary technology and confidentiality of trade secrets, compliance with governmental regulations, the Company’s implementation and maintenance of effective internal controls, and the ability to secure additional capital to fund operations and the commercial success of its product candidates.

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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures” (“ASU 2023-09”). The FASB issued this update to improve the transparency and comparability of income tax disclosures, including requiring consistent categories and greater disaggregation of information in the rate reconciliation and further disaggregation of income taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Entities should apply the amendments prospectively, with retrospective application permitted. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its disclosures to be included in the notes to the consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses” (“ASU 2024-03”). In January 2025, the FASB issued ASU No. 2025-01, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires additional disclosure about the nature and amounts of expenses included in certain expense captions presented on the income statement to enhance the transparency of the relevant expense captions. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities may elect to apply the amendments either prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03 on its disclosures included in the notes to the condensed consolidated financial statements.
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
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024 approximated their fair values due to the short-term nature of these items.

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
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

($ in thousands)	Fair Value Measured as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$56,796	$—	$—	$56,796
Common Stock Purchase Agreement derivative asset	—	672	—	672
Total financial assets	$56,796	$672	$—	$57,468
Liabilities:
Contingent Earnout Liability	$—	$—	$21,230	$21,230
Contingent derivative liability	—	—	3,464	3,464
Private Placement Warrants liability	—	—	93	93
October 2024 RDO Warrants liability	—	—	2,147	2,147
November 2024 RDO Warrants liability	—	—	1,080	1,080
Option Agreement liability	—	—	21	21
JDRF Agreement derivative liability	—	—	119	119
Total financial liabilities	$—	$—	$28,154	$28,154

($ in thousands)	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$32,044	$—	$—	$32,044
Common Stock Purchase Agreement derivative asset	$—	$672	$—	$672
Total financial assets	$32,044	$672	$—	$32,716
Liabilities:
Contingent Earnout Liability	$—	$—	$70,961	$70,961
Contingent derivative liability	—	—	2,415	2,415
Private Placement Warrants liability	—	—	385	385
October 2024 RDO Warrants liability	—	—	12,437	12,437
November 2024 RDO Warrants liability	—	—	6,432	6,432
Option Agreement liability	—	—	64	64
JDRF Agreement derivative liability	—	—	121	121
Total financial liabilities	$—	$—	$92,815	$92,815

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The fair value of the Contingent Earnout Liability (defined in Note 8 — Stockholders’ Equity (Deficit) and Warrants), contingent derivative liability related to the Put Option (as defined in Note 7 — Revenue Interest Purchase Agreement and discussed below), Private Placement Warrants liability, liabilities associated with the Registered Direct Offering Warrants (each as defined in Note 8 — Stockholders’ Equity (Deficit) and Warrants), Option Agreement liability (as defined in Note 7 — Revenue Interest Purchase Agreement), and the derivative liability associated with the JDRF Agreement Disposition Payment (defined in Note 11 — Commitments and Contingencies) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair values of the Private Placement Warrants liability and the liabilities associated with the Registered Direct Offering Warrants are included in common stock warrant liabilities on the condensed consolidated balance sheets. The fair values of the Option Agreement liability and the derivative liability associated with the JDRF Agreement Disposition Payment are included in other long-term liabilities on the condensed consolidated balance sheets.
Common Stock Purchase Agreement
The Company evaluated the Common Stock Purchase Agreement and determined that the agreement should be accounted for in accordance with ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity”. Accordingly, the Company recorded a derivative asset with an initial fair value based on the 115,705 shares of Common Stock issued to Lincoln Park as consideration for its irrevocable commitment to purchase up to $50.0 million in shares of Common Stock. The initial fair value of $0.7 million was based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share, and the derivative asset is reported as a component of long-term assets on the condensed consolidated balance sheets. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of Common Stock, the quantity and purchase price of the shares purchased by Lincoln Park during the reporting period and the unused capacity under the Common Stock Purchase Agreement. The Common Stock Purchase Agreement is subsequently remeasured at each reporting date with changes in fair value recorded within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss. There was no change in fair value of the derivative asset between December 31, 2024 and March 31, 2025 and the fair value of the Commitment Shares as of both March 31, 2025 and December 31, 2024 was $0.7 million.
Contingent Earnout Liability
The following table presents a summary of the changes in the fair value of the Contingent Earnout Liability:

($ in thousands)	Contingent Earnout Liability
	Three Months Ended March 31,
	2025	2024
Fair value as of beginning of period	$(70,961)	$(37,916)
Change in fair value included in other income (expense), net	49,731	(4,593)
Fair value as of end of period	$(21,230)	$(42,509)
In determining the fair value of the Contingent Earnout Liability, the Company used the Monte Carlo simulation value model using a distribution of potential outcomes on a monthly basis over a 10-year period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 8 — Stockholders’ Equity (Deficit) and Warrants). Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Contingent Derivative Liability
The debt pursuant to the Purchase Agreement, as defined in Note 7, contains an embedded derivative related to the Put Option, as defined in Note 7, requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” methodology. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at issuance and each subsequent reporting period. In determining the fair value of the contingent derivative liability, the Company used the Monte Carlo simulation value model using a distribution of potential outcomes on a monthly basis over a 10-year period. The estimated probability and timing of underlying events triggering the exercisability of the Put Option contained within the Purchase Agreement, forecasted cash flows and the discount rates are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative.
As of March 31, 2025, the discount rates used to calculate the value of the contingent derivative liability were 13.8% to calculate the present-value of the revenue forecast and 12.6% to calculate the present-value of the payoff of the Put Option. As of December 31, 2024, the discount rates used to calculate the value of the contingent derivative liability were 14.2% to calculate the present-value of the revenue forecast and 11.8% to calculate the present-value of the payoff of the Put Option. Changes in fair value of the contingent derivative liability are recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss), classified in Change in fair value of derivatives.
The following table presents a summary of the changes in the fair value of the contingent derivative liability, which is classified as a Level 3 financial instrument:

	Contingent Derivative Liability
	Three Months Ended March 31,
($ in thousands)	2025	2024
Fair value as of beginning of period	$(2,415)	$(2,636)
Fair value of embedded derivative upon issuance of debt	—	(1,552)
Change in fair value included in other income (expense), net	(1,049)	109
Fair value as of end of period	$(3,464)	$(4,079)
Registered Direct Offering Warrants Liabilities
The following table presents a summary of the changes in the fair value of the Registered Direct Offering Warrants liabilities, as defined in Note 8, during the three months ended March 31, 2025:

($ in thousands)	October 2024 RDO Warrants	November 2024 RDO Warrants
Fair value as of beginning of period	$(12,437)	$(6,432)
Change in fair value included in other income (expense), net	10,290	5,352
Fair value as of end of period	$(2,147)	$(1,080)

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In determining the fair value of the Registered Direct Offering Warrants liabilities, the Company used the Black-Scholes valuation model to estimate the fair value utilizing assumptions including the current Company stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 8 — Stockholders’ Equity (Deficit) and Warrants).
Private Placement Warrants Liability
The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability:

	Private Placement Warrants
	Three Months Ended March 31,
($ in thousands)	2025	2024
Fair value as of beginning of period	$(385)	$(78)
Change in fair value included in other income (expense), net	292	(43)
Fair value as of end of period	$(93)	$(121)
In determining the fair value of the Private Placement Warrants liability, the Company used the Monte Carlo simulation valuation model to estimate the fair value utilizing assumptions including the current Company stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 8 — Stockholders’ Equity (Deficit) and Warrants).
4. Inventory
Inventory is stated at the lower of cost or net realizable value and consisted of the following:

($ in thousands)	March 31, 2025	December 31, 2024
Raw materials	$5,134	$—
Work in process	2,886	—
Inventory	$8,020	$—
During the three months ended March 31, 2025, the Company capitalized costs of $8.0 million associated with the manufacturing of Symvess as a result of regulatory approval and the Company’s determination that subsequent commercialization and future economic benefit from the sales of Symvess was probable.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

($ in thousands)	March 31, 2025	December 31, 2024
Scientific and manufacturing equipment	$29,673	$29,059
Computer equipment	101	100
Software	1,024	1,024
Furniture and fixtures	1,066	1,066
Leasehold improvements	27,967	27,901
	59,831	59,150
Accumulated depreciation	(37,395)	(36,087)
Property and equipment, net	$22,436	$23,063
Depreciation expense totaled $1.3 million for each of the three months ended March 31, 2025 and 2024. All long-lived assets are maintained in the United States.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Accrued Expenses
Accrued expenses consisted of the following:

($ in thousands)	March 31, 2025	December 31, 2024
Accrued external research, development and manufacturing costs	$4,296	$4,889
Accrued employee compensation and benefits	3,975	6,242
Accrued professional fees	1,410	293
Accrued royalties	20	—
Total	$9,701	$11,424
7. Revenue Interest Purchase Agreement
Revenue Interest Purchase Agreement
On May 12, 2023, the Company and Global entered into the Purchase Agreement with the Purchasers, and another affiliate of Oberland, as agent for the Purchasers, to obtain financing with respect to the further development and commercialization of the Company’s ATEV, to repay the Company’s then-existing credit facility with SVB, and for other general corporate purposes. Pursuant to the Purchase Agreement, on May 12, 2023, the Purchasers purchased certain revenue interests (the “Revenue Interests”) from Global in exchange for an aggregate investment amount of up to $150.0 million (the “Investment Amount”) to be paid in multiple tranches. On May 12, 2023, the Company received an initial payment of $40.0 million, less certain transaction expenses, which was used to repay in full the Company’s then-existing obligations under the former loan agreement with SVB. In February 2024, the FDA accepted the Company’s Biologics License Application (“BLA”) for an indication in vascular trauma, and in accordance with the Purchase Agreement, on March 11, 2024, the Company drew a subsequent installment of $20.0 million.
In accordance with the amended Purchase Agreement, the Company was entitled to draw up to $90.0 million in subsequent installments subject to the terms and conditions set forth in the Purchase Agreement, as follows: (i) $40.0 million, at the Company’s option, upon the Company receiving FDA approval of the ATEV for the vascular trauma indication on or prior to December 31, 2024 and (ii) $50.0 million, at the Company’s option, upon reaching $35.0 million trailing worldwide three-month net sales any time prior to December 31, 2025. Each tranche was dependent on the satisfaction of the conditions and receipt of funds from the previous tranche. The FDA granted full approval for the Company’s BLA on December 19, 2024, and the Company did not elect to draw the additional $40.0 million that became available under the Purchase Agreement. As of December 31, 2024, the Company was not entitled to draw on any further installments under the Purchase Agreement.
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
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. On February 18, 2024, the Company reached an agreement with the Purchasers and the Agent to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for the Company to deliver a leasehold mortgage in favor of the Agent over the Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers to amend the Purchase Agreement, the effect of which was to remove requirements related to the leasehold mortgage. In exchange for the removal of these requirements, the Company funded an account in an amount of $54.0 million on August 14, 2024, over which the Agent has certain consent and other rights to $50.0 million of the funds. As of both March 31, 2025 and December 31, 2024, the $50.0 million was classified as restricted cash on the accompanying condensed consolidated balance sheets.
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
The Company recorded a revenue interest liability related to the Purchase Agreement on the accompanying condensed consolidated balance sheet on the date the Company entered into the Purchase Agreement, net of a debt discount comprised of $2.1 million issuance costs and transaction costs, $0.1 million fair value allocated to the Option Agreement, defined below, and $2.4 million initial fair value of the bifurcated contingent derivative liability related to the Put Option. The revenue interest liability is based on the Company’s contractual repayment obligation to the Purchasers, based on the current estimates of future revenues, over the life of the Purchase Agreement. The Company imputes interest expense associated with this liability using the interest method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level and expected timing of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts. If the level and timing of any forecasted net sales and related payments change, the Company prospectively adjusts the effective interest and the related amortization of the liability and related issuance costs on a quarterly basis.
As of March 31, 2025 and December 31, 2024, $66.4 million and $64.2 million, respectively, was recorded as a revenue interest liability. As of March 31, 2025 and December 31, 2024, the current portion of the revenue interest liability was $1.7 million and $0.9 million, respectively. The estimated effective annual interest rate as of March 31, 2025 and December 31, 2024 was 13.2% and 13.7%, respectively. The Company recorded $2.1 million and $1.4 million in interest expense related to the Purchase Agreement for the three months ended March 31, 2025 and 2024, respectively. The Company incurred $0.5 million of transaction costs during the three months ended March 31, 2024 in connection with the Purchase Agreement. The transaction costs were capitalized to debt discount and are being amortized to interest expense over the estimated term of the debt, consistent with the issuance and transaction costs incurred in 2023 discussed above.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Revenue Interest Payments made as a result of the Company’s net product sales will reduce the revenue interest liability. During the three months ended March 31, 2025 and 2024, the Company recorded $0.1 million and no product sales revenue, respectively.
The following table summarizes the revenue interest liability activity during the three months ended March 31, 2025:

($ in thousands)
Revenue interest liability at December 31, 2024	$64,239
Interest expense recognized	2,123
Revenue interest liability at March 31, 2025	66,362
Less current portion of revenue interest liability	(1,690)
Revenue interest liability, net of current portion at March 31, 2025	$64,672
Option Agreement
In connection with the Purchase Agreement, the Company also entered into an option agreement with TPC Investments III LP and TPC Investment Solutions LP (the “Option Agreement”), which gave TPC Investments III LP and TPC Investment Solutions LP (the “Holders”) the right to purchase, in the aggregate, up to $10.0 million worth of shares of Common Stock (the “Option”) at a purchase price per share equal to the greater of $7.50, or the 15 day volume-weighted average price as of the exercise date, exercisable in cash only at any time prior to the earlier of (i) December 31, 2026 and (ii) the closing date of a corporate reorganization. The Holders also received certain registration rights relating to the shares underlying the Option pursuant to the Option Agreement. The Holders purchased $1,950,000 of shares of Common Stock in the 2024 Public Offering, as defined in Note 8, and as of March 31, 2025 and December 31, 2024, the Holders have the right to purchase up to $8,050,000 of shares of Common Stock under the Option Agreement.
The Option granted to the Holders represents a freestanding instrument separate from the purchaser commitments outlined in the Purchase Agreement. The Option Agreement does not qualify for the equity contract scope exception under ASC 815-40 and the Company recorded the Option as a liability (“Option Agreement liability”) on the condensed consolidated balance sheet at an initial fair value of $55 thousand, and subsequent changes in the fair value are recognized in the condensed consolidated statements of operations and comprehensive income (loss) at each reporting date. The fair value of the Option Agreement liability as of March 31, 2025 and December 31, 2024 was $21 thousand and $64 thousand, respectively.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Stockholders’ Equity (Deficit) and Warrants
Public Offerings
On February 29, 2024, the Company entered into an underwriting agreement with Cowen and Company, LLC and Cantor Fitzgerald & Co., as representatives of the several underwriters named therein, relating to the issuance and sale in an underwritten offering (the “2024 Public Offering”) of 15,410,000 shares of Common Stock, which included a full exercise of the Underwriters’ option to purchase additional shares, at a price to the public of $3.00 per share. The net proceeds to the Company from the 2024 Public Offering were approximately $43.0 million after deducting underwriting discounts and commissions and offering expenses. The 2024 Public Offering closed on March 5, 2024.
On March 25, 2025, the Company entered into an underwriting agreement with TD Securities (USA) LLC, Barclays Capital Inc. and BTIG, LLC, as representatives of the several underwriters named therein, relating to the issuance and sale in an underwritten offering (the “2025 Public Offering”) of 25,000,000 shares of Common Stock, at a price to the public of $2.00 per share (the “Firm Shares”). The Company also granted the underwriters a 30-day option to purchase up to an additional 3,750,000 shares of Common Stock at the same price as the Firm Shares, which the underwriters did not exercise. The net proceeds to the Company from the 2025 Public Offering were approximately $46.7 million after deducting underwriting discounts and commissions and offering expenses. The 2025 Public Offering closed on March 27, 2025.
Equity Line Financing
On September 24, 2024, the Company entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. The Company controls the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. In consideration for entering into the Common Stock Purchase Agreement, the Company issued 115,705 shares of Common Stock (the “Commitment Shares”) to Lincoln Park. The Company did not receive any cash proceeds from the issuance of the Commitment Shares. The fair value of the Common Stock Purchase Agreement was measured on the issuance date based on the fair value of the Commitment Shares, which was the consideration given to Lincoln Park in exchange for entering into the agreement. The fair value of the Commitment Shares on the issuance date was determined to be $0.7 million based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share. The Company recognized the fair value of the Commitment Shares as a non-current asset as a component of other long-term assets on the condensed consolidated balance sheets. The Common Stock Purchase Agreement is subsequently remeasured at each reporting date with changes in fair value recorded within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss. Through March 31, 2025, the Company has sold 500,000 shares to Lincoln Park for aggregate gross proceeds of $2.5 million and as of March 31, 2025, the Company had $47.5 million in remaining availability for sales of Common Stock under the Common Stock Purchase Agreement. There were no purchases under the Common Stock Purchase Agreement during the three months ended March 31, 2025.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Registered Direct Offerings
On October 4, 2024, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased 5,681,820 shares of Common Stock and warrants to purchase up to 5,681,820 shares of Common Stock (the “October 2024 RDO Warrants”) in a registered direct offering (the “October 2024 Registered Direct Offering”). See below for additional information regarding the October 2024 RDO Warrants. The purchase price for one share of Common Stock and one warrant issued in the October 2024 Registered Direct Offering was $5.28. The net proceeds to the Company from the October 2024 Registered Direct Offering were approximately $28.0 million after deducting placement agent’s fees and offering expenses of approximately $2.0 million. The October 2024 Registered Direct Offering closed on October 7, 2024.
On November 13, 2024, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased 2,808,988 shares of Common Stock and warrants to purchase up to 2,808,988 shares of Common Stock (the “November 2024 RDO Warrants”) in a registered direct offering (the “November 2024 Registered Direct Offering”). See below for additional information regarding the November 2024 RDO Warrants. The purchase price for one share of Common Stock and one warrant issued in the November 2024 Registered Direct Offering was $5.34. The net proceeds to the Company from the November 2024 Registered Direct Offering were approximately $14.9 million after deducting offering expenses of approximately $0.1 million. The November 2024 Registered Direct Offering closed on November 15, 2024.
ATM Facility
On September 1, 2022, the Company entered into the ATM Facility for the sale from time to time of up to $80.0 million of shares of Common Stock. During the three months ended March 31, 2025, the Company sold an aggregate of 75,793 shares of Common Stock under the ATM Facility at an average price of $5.04 per share for net proceeds of approximately $0.4 million. As of March 31, 2025, the Company had $72.6 million in remaining availability for sales of Common Stock under the ATM Facility.
Common Stock
As of March 31, 2025, the Company’s Second Amended and Restated Certificate of Incorporation authorized the Company to issue 250,000,000 shares of Common Stock.
The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through March 31, 2025, no dividends have been declared. The Purchase Agreement limits the Company’s ability to pay cash dividends to the holders of Common Stock.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2025, the Company had reserved Common Stock for future issuances as follows:

	March 31, 2025
Common Stock reserved for Contingent Earnout Shares	15,000,000
Common Stock reserved for Common Stock Purchase Agreement	12,000,000
Common Stock reserved for ATM Facility	18,590,611
Common Stock reserved for Option Agreement	1,073,333	(1)
Exercise of options outstanding under stock plans	17,193,965
Options available for issuance under stock plans	7,381,814
Shares available for grant under ESPP	1,030,033	(2)
Warrants to purchase Common Stock	14,079,314
	86,349,070
___________________________
(1)Assumes the exercise of the $8,050,000 of shares of Common Stock remaining under the Option as provided for in the Option Agreement at the minimum purchase price of $7.50 per share.
(2)Effective April 17, 2025, the Company’s board of directors reduced the number of shares reserved under the 2021 Employee Stock Purchase Plan (the “ESPP”) to zero shares of Common Stock.
Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certificate of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 20,000,000 shares designated as preferred stock and none were outstanding as of March 31, 2025 and December 31, 2024.
Warrants
The Company had the following Common Stock warrants outstanding as of March 31, 2025 and December 31, 2024:

Common Stock Warrants Outstanding
Legacy Humacyte Common Stock Warrants	411,006
Private Placement Warrants	177,500
Public Warrants	5,000,000
October 2024 RDO Warrants	5,681,820
November 2024 RDO Warrants	2,808,988
Total Common Stock Warrants	14,079,314
There were no issuances, exercises or expirations of warrants during the three months ended March 31, 2025 or March 31, 2024. On April 7, 2025, October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock expired.
Legacy Humacyte Common Stock Warrants
In connection with the Company’s former loan agreement with SVB, in 2021 the Company granted warrants to the lenders to purchase 411,006 shares of Common Stock at an exercise price of $10.28 per share (such warrants, “Legacy Humacyte Common Stock Warrants”). The Company recognized the fair value of the warrants within stockholders’ equity using a Black-Scholes valuation model, as the settlement of the warrants is indexed to the Common Stock.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Public Warrants are considered to be “indexed to the Company’s own stock.” The agreement provides that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of Common Stock, all holders of the Common Stock Warrants (both the Public Warrants and the Private Placement Warrants) would be entitled to receive cash for all of their Common Stock Warrants. As the Company has a single class of Common Stock, a qualifying cash tender offer of more than 50% of the shares of Common Stock will always result in a change in control and would not preclude permanent equity classification of the Public Warrants. Based on this evaluation, the Company concluded that the Public Warrants met the criteria to be classified within stockholders’ equity. The Public Warrants were initially recognized as equity on the Closing Date at a fair value of $2.80 per share.
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
The agreement governing the Common Stock Warrants includes a provision, the application of which could result in a different settlement value for the Private Placement Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Common Stock, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock” and therefore are not classified in stockholders’ equity. As the Private Placement Warrants met the definition of a derivative, the Company recorded these warrants as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive income (loss) at each reporting date.
The Private Placement Warrants were initially recognized as a liability on the Closing Date, at a fair value of $0.6 million. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Private Placement Warrants during the three months ended March 31, 2025 and 2024. The remeasurement of the Private Placement Warrant liability to a fair value of $0.1 million as of March 31, 2025 from $0.4 million as of December 31, 2024 resulted in a non-cash gain of $0.3 million for the three months ended March 31, 2025 compared to an insignificant loss for the three months ended March 31, 2024. The remeasurement of the Private Placement Warrant liability is classified within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive income (loss).

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo simulation value model:

	March 31, 2025	December 31, 2024
Market price of public stock	$1.71	$5.05
Exercise price	$11.50	$11.50
Expected term (years)	1.41	1.65
Expected share price volatility	147.5%	128.0%
Risk-free interest rate	3.96%	4.22%
Estimated dividend yield	0%	0%
Registered Direct Offering Warrants
Together the October 2024 RDO Warrants and the November 2024 RDO Warrants are referred to as the “Registered Direct Offering Warrants”. The Company evaluated the Registered Direct Offering Warrants to determine the appropriate financial statement classification upon issuance. The Registered Direct Offering Warrants are not mandatorily redeemable and are considered to be freestanding instruments as they are separately exercisable into shares of Common Stock. The Company is not required to transfer assets to settle the warrants, except potentially as a result of a fundamental transaction (defined in the Registered Direct Offering Warrants to include various merger and change in control transactions). As such, the Registered Direct Offering Warrants were not classified as liabilities under ASC 480. The Company then evaluated the Registered Direct Offering Warrants under ASC 815.
The agreements governing the Registered Direct Offering Warrants include a provision, which, if applied, could result in a different settlement value for the Registered Direct Offering Warrants. The Registered Direct Offering Warrants cannot be exercised if after the exercise the warrant holder would own more than 4.99% of the outstanding Common Stock (the “Beneficial Ownership Limitation”). The holder may elect to increase the Beneficial Ownership Limitation to 9.99%. The Beneficial Ownership Limitation constitutes an exercise contingency in that it limits or defers the exercise of some of the Registered Direct Offering Warrants if the limitation would otherwise be reached, depending on the number of shares of Common Stock that are outstanding. The exercise contingency is not based on either an observable market or an observable index, so it does not preclude the Registered Direct Offering Warrants from being considered indexed to the Company’s own stock.
In the event of a fundamental transaction, if the Registered Direct Offering Warrant holder elects to have the Company repurchase the applicable Registered Direct Offering Warrant(s), the Black-Scholes value of the Registered Direct Offering Warrant is calculated with adjustments to the stock price and volatility of the shares of Common Stock on the market. These are not standard adjustments in determining the fair value of an option. As the volatility adjustment provision violates the fixed-for-fixed rule, the Registered Direct Offering Warrants are not considered to be “indexed to the Company’s own stock” and therefore are not classified in stockholders’ equity. As the Registered Direct Offering Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date.
October 2024 RDO Warrants
The October 2024 RDO Warrants were immediately exercisable. October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock have an exercise price of $5.28 per share, and had an expiration term of 180 days from the date of issuance. The remaining October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock have an exercise price of $5.28 per share, and will expire 1,640 days from the date of issuance. On April 7, 2025, October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock expired.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The October 2024 RDO Warrants were initially recognized as a liability on the issuance date at a fair value of $15.2 million and were subsequently remeasured to a fair value of $12.4 million as of December 31, 2024. The remeasurement of the October RDO Warrants liability to a fair value of $2.1 million as of March 31, 2025 resulted in a non-cash gain of $10.3 million for the three months ended March 31, 2025, classified within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the October 2024 RDO Warrants during the three months ended March 31, 2025.
The October 2024 RDO Warrants were valued using the following assumptions under the Black-Scholes valuation model:

	180 Day Warrants		1,640 Day Warrants
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Market price of public stock	$1.71	$5.05	$1.71	$5.05
Exercise price	$5.28	$5.28	$5.28	$5.28
Expected term (years)	0.02	0.27	4.02	4.27
Expected share price volatility	105.9%	106.7%	90.0%	88.4%
Risk-free interest rate	0.99%	4.27%	3.85%	4.25%
Estimated dividend yield	0%	0%	0%	0%
November 2024 RDO Warrants
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
The November 2024 RDO Warrants were initially recognized as a liability on the issuance date at a fair value of $6.1 million and were subsequently remeasured to a fair value of $6.4 million as of December 31, 2024. The remeasurement of the November 2024 RDO Warrants liability to a fair value of $1.1 million as of March 31, 2025 resulted in a non-cash gain of $5.4 million for the three months ended March 31, 2025, classified within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the November 2024 RDO Warrants during the three months ended March 31, 2025.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The November 2024 RDO Warrants were valued using the following assumptions under the Black-Scholes valuation model:

	180 Day Warrants		1,640 Day Warrants
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Market price of public stock	$1.71	$5.05	$1.71	$5.05
Exercise price	$5.34	$5.34	$5.34	$5.34
Expected term (years)	0.12	0.37	4.13	4.37
Expected share price volatility	105.9%	106.7%	90.0%	88.4%
Risk-free interest rate	4.27%	4.22%	3.85%	4.25%
Estimated dividend yield	0%	0%	0%	0%
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
Upon the Closing, the contingent obligation to issue Contingent Earnout Shares was accounted for as a liability (“Contingent Earnout Liability”) because the triggering events that determine the number of Contingent Earnout Shares required to be issued include events that are not solely indexed to the Common Stock. The Contingent Earnout Shares are subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss). The estimated fair value of the total Contingent Earnout Shares at the Closing on August 26, 2021 was $159.4 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over a 10-year period using the most reliable information available.
See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Contingent Earnout Liability during the three months ended March 31, 2025 and 2024. The remeasurement of the Contingent Earnout Liability to a fair value of $21.2 million as of March 31, 2025 from a fair value of $71.0 million as of December 31, 2024, resulted in a non-cash gain of $49.7 million for the three months ended March 31, 2025 compared to $4.6 million for the three months ended March 31, 2024. The remeasurement of the Contingent Earnout Liability is classified within Change in fair value of Contingent Earnout Liability in the condensed consolidated statements of operations and comprehensive loss. The assumptions utilized in the calculations of fair value were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield.
Assumptions used in the valuations are described below:

	March 31, 2025	December 31, 2024
Current stock price	$1.71	$5.05
Expected share price volatility	84.4%	84.8%
Risk-free interest rate	4.23%	4.58%
Estimated dividend yield	0%	0%
Expected term (years)	10.00	10.00

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Stock-based Compensation
At Closing, the 2021 Long-Term Incentive Plan, (the “2021 Plan”), and the ESPP became effective. Under the 2021 Plan, the Company can grant non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance awards and other forms of awards. Under the ESPP, when and if implemented, eligible employees will be permitted to purchase shares of Common Stock at the lower of 85% of the closing trading price per share of Common Stock on the first day of the offering or 85% of the closing trading price per share on the exercise date, which will occur on the last day of each offering.
The 2021 Plan and ESPP provide that on January 1 of each year, the 2021 Plan and the ESPP reserve will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. The 2021 Plan share reserve automatically increased on January 1, 2024 by 5,183,686 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2023. The 2021 Plan share reserve automatically increased on January 1, 2025 by 6,501,375 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2024. Since the inception of the ESPP, the Company’s board of directors has determined that there would be no automatic increase in the number of shares reserved under the ESPP. As of March 31, 2025, 7,381,814 and 1,030,033 shares of Common Stock were available under the 2021 Plan and ESPP, respectively. Effective April 17, 2025, the Company’s board of directors reduced the number of shares reserved under the ESPP to zero shares of Common Stock.
Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, following the Closing, no further awards were granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger, but otherwise retained their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of March 31, 2025, 13,502,038, 3,691,849 and 78 shares of Common Stock remain reserved for outstanding options issued under the 2021 Plan, the 2015 Plan and the 2005 Plan, respectively. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any outstanding awards and any awards available for grant under the 2021 Plan.
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
The Company estimated the fair value of the stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2025	2024
Estimated dividend yield	0%	0%
Expected share price volatility (weighted average and range, if applicable)	92.2%	90.8%
Risk-free interest rate (weighted average and range, if applicable)	4.45%	4.07%
Expected term of options (in years)	6.25	6.25
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
The following table shows a summary of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Research and development	$1,149	$746
General and administrative	1,338	708
Total	$2,487	$1,454
As of March 31, 2025, unrecognized stock-based compensation cost for options was $33.4 million and is expected to be recognized over a weighted-average period of 3.0 years.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A summary of option activity under the Company’s stock option plans during the three months ended March 31, 2025 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2024	12,274,139	$4.96	7.7	$16,202
Granted	5,552,087	$4.55
Exercised	(15,514)	$3.63
Forfeited	(616,747)	$4.18
Options outstanding at March 31, 2025	17,193,965	$4.86	8.1	$—
Vested and exercisable, March 31, 2025	6,214,045	$6.03	6.1	$—
Vested and expected to vest, March 31, 2025	17,193,965	$4.86	8.1	$—
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of March 31, 2025. The Company’s effective federal and state tax rate for the three months ended March 31, 2025 and 2024 was 0%, primarily as a result of estimated net operating losses for the fiscal year to date offset by the increase in the valuation allowance against its deferred tax asset.
The Company did not record any income tax expense or benefit during the three months ended March 31, 2025 and 2024. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.
11. Commitments and Contingencies
Patent License Agreements
Duke University
In March 2006, the Company entered into a license agreement with Duke University (“Duke”), which was subsequently amended in 2011, 2014, 2015, 2018, 2019 and 2022 (as amended, the “Duke License Agreement”). Under the Duke License Agreement, Duke granted the Company a worldwide, exclusive, sublicensable license to certain patents related to decellularized tissue engineering, referred to as the patent rights, as well as a non-exclusive license to use and practice certain know-how related to the patent rights. The relevant licensed patent on decellularization of tissue expired in 2021. The Company has agreed to use commercially reasonable efforts to develop, register, market and sell products utilizing the patent rights, referred to as the licensed products. Any services provided to a third party utilizing licensed products are referred to as licensed services. The Company has also agreed to meet certain benchmarks in its development efforts, including as to development events, clinical trials, regulatory submissions and marketing approval, within specified timeframes. Under the Duke License Agreement, Duke retains the right to use the patent rights for its own educational and research purposes, and to provide the patent rights to other non-profit, governmental or higher-learning institutions for non-commercial purposes without paying royalties or other fees.
In connection with the Company’s entry into the Duke License Agreement, the Company granted equity consideration to Duke in the form of 52,693 shares of Common Stock. Under the Duke License Agreement, the Company also agreed to pay Duke:
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
The Duke License Agreement remains effective until the later of (i) the last of the patent rights expires or (ii) four years after the Company’s first commercial sale, unless terminated earlier. Either party may terminate the agreement for fraud, willful misconduct or illegal conduct, or uncured material breach. Duke may terminate the agreement if the Company becomes insolvent. Duke may also terminate the license, convert the license into a non-exclusive license or seek assignment of any sublicense if the Company fails to reach diligence milestones within the applicable time period. If the Company abandons any claim, patent or patent application, its rights under the license with respect to such patent rights will be terminated in the territory in which the Company abandons such rights. The Company may terminate the license agreement unilaterally upon three months’ prior notice to Duke. The Company agrees to indemnify Duke against certain third-party claims.
In December 2023, the Company filed a BLA with the FDA for urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated, and autologous vein use is not feasible. Based on the achievement of this milestone under the Duke License Agreement, the Company paid a $0.5 million license fee to Duke during the first quarter of 2024.
In December 2024, the FDA approved the Company’s BLA for urgent arterial repair following extremity vascular trauma when autologous vein use is not feasible. Based on the achievement of this milestone under the Duke License Agreement, the Company recorded $0.5 million of license expense payable in accrued expenses in the Company’s condensed consolidated balance sheets as of both March 31, 2025 and December 31, 2024. Other payments to Duke under the Duke License Agreement were immaterial during the periods presented.
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
The Company received the first milestone payment of $80 thousand in April 2023 upon execution of the JDRF Agreement. In May 2024, the Company received the second milestone payment of $90 thousand and the third milestone payment of $150 thousand, based upon the achievement of certain research and development milestones specified in the JDRF Agreement. As of March 31, 2025, the Actual Award totaled $320 thousand.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In accordance with the JDRF Agreement, the Company has agreed to pay JDRF:
•a one-time royalty in an amount equal to four times the Actual Award, to be paid in three equal installments following the first commercial sale of any product containing the Company’s technology identified in the JDRF Agreement;
•an additional royalty equal to the Actual Award at a specified payment date after net sales exceed $250 million; and
•in the event of a license, sale or transfer of the Company’s rights to the product’s technology identified in the JDRF Agreement or a change of control transaction, a payment equal to 10% of any license or purchase price payments received by the Company up to an amount equal to four times the Actual Award (the “Royalty Cap”), less any previous royalty payments paid towards the Royalty Cap (the “Disposition Payment”). The Disposition Payment was determined to meet the definition of an embedded derivative requiring bifurcation and is measured at fair value each reporting period with changes in fair value recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss), classified in Change in fair value of derivatives.
The JDRF Agreement expires on the date on which the Company has paid all of the royalty payments described above. Either party may terminate the JDRF Agreement for cause by providing the other party with written notice and allowing the other party 30 days to cure such breach. JDRF may terminate the JDRF Agreement without cause by providing 90 days’ notice to the Company at any time after April 1, 2024. Royalties based on previously received milestone payments would remain due after a termination by JDRF without cause. As the royalties are contractually required to be paid upon achieving these milestones even after the termination of the JDRF Agreement, the Company determined that the JDRF Actual Award payments are to be classified as a liability in the condensed consolidated balance sheets. The JDRF liability related to the Actual Award payments is reported at amortized cost and is included in other long-term liabilities in the condensed consolidated balance sheets. At each of March 31, 2025 and December 31, 2024, the carrying value of the JDRF liability was $0.3 million. There was an insignificant amount of interest expense related to the JDRF liability recorded during the three months ended March 31, 2025 and 2024.
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
On November 18, 2024, James A. Cutshall filed a putative class action lawsuit, captioned Cutshall v. Humacyte, Inc., et al., No. 1:24-cv-00954 (the “Securities Litigation”), against the Company and certain of the Company’s officers in the United States District Court for the Middle District of North Carolina. The complaint in the Securities Litigation asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons and entities that purchased or otherwise acquired securities of the Company between May 10, 2024 and October 17, 2024, based on allegations that the defendants made or were responsible for false or misleading statements and omissions related to the BLA for the vascular trauma indication and to alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility. The Complaint seeks a variety of relief, including unspecified compensatory damages, attorneys fees and costs. On January 31, 2025, the court appointed co-lead plaintiffs. On April 2, 2025, the court entered a scheduling order directing the co-lead plaintiffs to file a consolidated amended complaint by May 22, 2025 and the defendants to answer or otherwise respond to the amended complaint by July 25, 2025.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
On December 19, 2024, the Company received a demand letter (the “Demand Letter”) from a purported stockholder of the Company, demanding that the Board assert claims against certain of the Company’s current or former officers and directors for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, aiding and abetting, violations of Section 14(a) of the Exchange Act, and insider trading, based on a variety of allegations including claims that the Company’s current and former officers and directors are responsible for any damages sustained by the Company as a result of the Securities Litigation. On January 24, 2025, the Board appointed a demand evaluation committee to evaluate the claims made in the Demand Letter and report back to the full Board. On February 19, 2025, the purported stockholder who sent the Demand Letter filed a stockholder derivative action in the United States District Court for the Middle District of North Carolina, captioned Olson v. Niklason, et al., No. 1:25-cv-00123 (the “Olson Action”), alleging that the Company had refused his demand. The complaint in the Olson Action asserts substantive claims and allegations that are substantially similar to those asserted in the Consolidated Derivative Action. On April 22, 2025, the parties filed a joint motion to stay the Olson Action pending final resolution of the Securities Litigation. On April 24, 2025, the court granted the parties’ joint motion to stay the Olson Action.
The Company disputes all claims asserted against it in the Securities Litigation and disputes that the plaintiffs in the Consolidated Derivative Action and Olson Action have standing to assert claims derivatively on its behalf. The Company is currently unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material. Although there can be no assurance of the outcome of these lawsuits, based on information known by management, the Company has not accrued any material liabilities related to these lawsuits in the consolidated financial statements, as a negative outcome is deemed not probable, nor is any range of loss estimable as of March 31, 2025. Since the outcome of these matters cannot be predicted with certainty, any associated costs could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In addition, the Company entered into a distribution agreement with Fresenius Medical Care in June 2018 which, as amended as of February 16, 2021, granted Fresenius Medical Care and its affiliates exclusive rights to develop outside the United States and European Union (the “EU”) and commercialize outside of the United States the Company’s 6 millimeter x 42 centimeter ATEV and all improvements thereto, and modifications and derivatives thereof (including any changes to the length, diameter or configuration of the foregoing), for use in vascular creation, repair, replacement or construction, including renal replacement therapy for dialysis access, the treatment of peripheral artery disease, and the treatment of vascular trauma, but excluding coronary artery bypass graft (“CABG”), pediatric heart surgery, or adhering pancreatic islet cells onto the outer surface of the distribution product for use in diabetic patients. Within the United States, Fresenius Medical Care will collaborate with the Company in its commercialization of the product in the field, including adoption of the distribution product as a standard of care in patients for which such use is supported by clinical results and health economic analyses.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As of March 31, 2025, there was an insignificant amount of royalties payable to Fresenius Medical Care based on the Company’s product revenue recognized during the three months ended March 31, 2025.
Agreements with Frenova Renal Research
In June 2024, the Company entered into a master services agreement with Frenova Renal Research (“Frenova”), a subsidiary of Fresenius Medical Care, that sets forth the terms by which the Company may engage Frenova to provide certain services for projects, with the services for each project being described in a separate statement of work. As of March 31, 2025, Frenova was engaged to perform clinical research services related to the Company’s V012 Phase 3 clinical trial. During the three months ended March 31, 2025, amounts expensed in relation to this agreement with Frenova were insignificant and there was an insignificant amount payable to Frenova as of both March 31, 2025 and December 31, 2024.
In July 2024, the Company entered into a service agreement with Fresenius Medical Care Deutschland GmbH (“Fresenius GmbH”), which provides medical scientific research services through Frenova. Frenova agreed to conduct a study to review patient data of adult hemodialysis patients who received treatment in certain European countries at dialysis centers that are part of Fresenius Medical Care AG. Fresenius Medical Care AG is the German parent company of Fresenius GmbH and ultimately of Fresenius Medical Care. During the three months ended March 31, 2025, there was no expense recognized in relation to this agreement with Fresenius GmbH. As of March 31, 2025, there was $0.1 million payable to Fresenius GmbH included in accounts payable on the Company’s condensed consolidated balance sheets. As of December 31, 2024, there was less than $0.1 million payable to Fresenius GmbH included in accounts payable and less than $0.1 million payable to Fresenius GmbH included in accrued expenses on the Company’s condensed consolidated balance sheets.
Arrangements with Yale University
The Company’s President and Chief Executive Officer, Laura Niklason M.D., PhD., serves as an Adjunct Professor in Anesthesia at Yale University. As of March 31, 2025 and December 31, 2024, the Company was a party to license agreements with Yale University as described in Note 11 — Commitments and Contingencies above. Amounts expensed in relation to the license agreements with Yale University were insignificant during the three months ended March 31, 2025 and 2024. There was an insignificant amount payable to Yale as of December 31, 2024.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13. Subsequent Events
On April 28, 2025, the Company implemented a cost reduction action to reduce its workforce by approximately 31 employees, cease recruitment of additional planned new hires, and reduce other operating expenses. Employees impacted by this plan were notified on May 7, 2025. The Company is undertaking these cost reductions to improve its cash runway and to better align the Company’s organizational structure with its top business objectives. These objectives include the commercial launch of Symvess in the extremity vascular trauma indication, including sales, marketing and manufacturing; completion of the V012 Phase 3 trial of the ATEV in dialysis and the planned filing of a supplemental BLA with the FDA for the dialysis indication; and the filing of an Investigational New Drug (“IND”) application to commence a human study of the small-diameter ATEV in CABG. The Company estimates that it will incur aggregate charges representing one-time cash expenditure for severance and other employee termination benefits of approximately $0.8 million, of which the majority is expected to be incurred during the second quarter of 2025.

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
We are initially using our proprietary, scientific technology platform to engineer and manufacture ATEVs. On December 19, 2024, the FDA granted full approval for the ATEV under the brand name SymvessTM for use in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible. Our ATEVs are designed to be easily implanted into any patient without inducing a foreign body response or leading to immune rejection. We are developing a portfolio, or “cabinet”, of ATEVs with varying diameters and lengths. The ATEV cabinet would initially target the vascular repair, reconstruction and replacement market, including use in vascular trauma; AV access for hemodialysis and PAD. We are also developing the ATEV for CABG and pediatric heart surgery. Over the longer term, we are developing our ATEV for the delivery of cellular therapies, including pancreatic islet cell transplantation to treat Type 1 diabetes (our BioVascular Pancreas or BVP). We will continue to explore the application of our technology across a broad range of markets and indications, including the development of urinary conduit, trachea, esophagus and other novel cell delivery systems.
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
In September 2023, we announced positive topline results from our V005 Phase 2/3 trial in vascular trauma, and in December 2023, we filed a BLA for urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated, and autologous vein use is not feasible. In February 2024, the FDA accepted the BLA filing and granted priority review and set a Prescription Drug User Fee Act date of August 10, 2024. On August 9, 2024, the FDA informed us that it required additional time to complete its review of the BLA for the vascular trauma indication. On December 19, 2024, the FDA granted full approval for Symvess (acellular tissue engineered vessel-tyod) for use in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible. In February 2025, the FDA completed its required review of commercial batch information for Symvess and authorized us to commence commercial shipments and we shipped our first commercial products in March 2025.
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
We have incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $646.9 million and $686.0 million, respectively, and working capital of $53.7 million and $27.9 million, respectively. Our operating losses were approximately $23.2 million and $26.6 million for the three months ended March 31, 2025 and 2024, respectively.
Net cash flows used in operating activities were $28.6 million and $27.3 million during the three months ended March 31, 2025 and 2024, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we begin to commercialize Symvess and advance our product candidates.
As of March 31, 2025, we had cash and cash equivalents of $62.8 million and restricted cash of $50.4 million. We believe our cash and cash equivalents on hand and existing capacity under our Common Stock Purchase Agreement will be sufficient to fund operations for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this assessment.
Our need for additional capital will depend in part on the scope and costs of our development and commercial manufacturing activities, and the results of our commercial sales efforts. We recently received FDA approval to commercialize Symvess and have only recently generated revenue from the sale of commercialized products. Our ability to generate product revenue will depend on the successful development and commercialization of Symvess and our product candidates. Until such time, if ever, we expect to finance our operations through the use of existing cash and cash equivalents, the sale of equity, debt, financings, debt refinancings or restructurings or through potential collaborations with other companies, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See “Risk Factors” for additional information.

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
•scale out our manufacturing facility to the extent required to satisfy potential market demand for Symvess in the U.S. and our product candidates, following receipt of any regulatory approval;
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
Recent Developments
On March 25, 2025, we entered into an underwriting agreement with TD Securities (USA) LLC, Barclays Capital Inc. and BTIG, LLC, as representatives of the several underwriters named therein, relating to the issuance and sale of 25,000,000 shares of Common Stock in the 2025 Public Offering, at a price to the public of $2.00 per share. The net proceeds to us from the 2025 Public Offering were approximately $46.6 million after deducting underwriting discounts and commissions and estimated Public Offering expenses. The 2025 Public Offering closed on March 27, 2025.
As further disclosed in Note 13 — Subsequent Events to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report, on April 28, 2025, we implemented a cost reduction action to reduce our workforce by approximately 31 employees, cease recruitment of an additional planned new hires, and reduce other operating expenses. Employees impacted by this plan were notified on May 7, 2025. We are undertaking these cost reductions to improve cash runway and to better align the Company’s organizational structure with its top business objectives. Humacyte estimates that it will incur savings due to the workforce and other operating cost reductions, and reduced capital expenditures, net of termination severance and benefits, totaling approximately $13.8 million in 2025 and up to approximately $38.0 million in 2026.
Components of Results of Operations
Revenue
We generate product revenue from commercial sales of Symvess in the United States. Contract revenue consists of revenue related to a single contract with a customer to recover contract expenses. Contract revenue associated with each performance obligation in the contract is recognized as the research and development services are provided according to the actual costs incurred compared to the total costs expected to be incurred to satisfy the performance obligation.
Prior to our recent commercialization, all of our revenue was derived from government and other grants. From inception through March 31, 2025, we have been awarded grants, including grants from the California Institute of Regenerative Medicine (“CIRM”), the National Institutes of Health (“NIH”), and the Department of Defense, to support our development, production scaling and clinical trials of our product candidates.
We may generate revenue in the future from government and other grants, payments from future license or collaboration agreements and from product sales of any of our product candidates that receive marketing approval. We expect that any revenue we generate will fluctuate from quarter to quarter. If we fail to complete the development of, or obtain marketing approval for, our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Cost of goods sold
We have inventory for which the production costs were recorded as an expense in 2024 prior to FDA approval. This inventory is expected to last us approximately the next six months depending upon actual levels of sales, and we expect cost of goods sold to normalize after utilization of this inventory. If market acceptance of Symvess does not occur at all or on a timely basis prior to the inventory shelf-life expiration, we may be required to write-off some or all inventory, which could affect our financial requirements and financial results. Cost of goods sold includes overhead related to unused production capacity, which was recorded as an expense in the 2025 period.
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
The majority of our research and development resources are currently focused on our Phase 2 and 3 clinical trials for our 6 millimeter ATEV and other work needed to obtain marketing approval for our 6 millimeter ATEV for use in AV access in hemodialysis in the United States. We have incurred and expect to continue to incur significant expenses in connection with these and our other clinical development efforts, including expenses related to regulatory filings, trial enrollment and conduct, data analysis, patient follow up and study report generation for our Phase 2 and Phase 3 clinical trials.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs for employees in executive, finance, human resources, commercialization, and administrative support functions, which also include stock-based compensation expenses and benefits for such employees. Other significant general and administrative expenses include facilities costs, professional fees for accounting and legal services and expenses associated with obtaining and maintaining patents.
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

Other Income (Expense), Net
Total other income (expense), net consists of (i) the change in fair value of the Contingent Earnout Liability that was accounted for as a liability as of the date of the Merger, and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents and short-term investments, (iii) interest expense incurred on the Purchase Agreement (defined above) and finance leases, and (iv) the change in fair value of our derivative liabilities and asset including the private placement Common Stock warrant liabilities related to the Private Placement Warrants, which we assumed in connection with the Merger; Common Stock warrant liabilities related to our Registered Direct Offerings; the contingent derivative liability related to the Purchase Agreement; a liability related to a freestanding option agreement related to the Purchase Agreement; a derivative liability related to our agreement with JDRF; and a derivative asset related to our Common Stock Purchase Agreement, all of which are subject to remeasurement to fair value at each balance sheet date resulting in a non-cash gain or loss.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$	%
Revenue:
Product revenue, net	$147	$—	$147	100%
Contract revenue	370	—	370	100%
Total revenue	517	—	517	100%

Operating expenses:
Cost of goods sold	147	—	147	—%
Research and development	15,418	21,264	(5,846)	(27)%
Selling, general and administrative	8,136	5,314	2,822	53%
Total operating expenses	23,701	26,578	(2,877)	(11)%
Loss from operations	(23,184)	(26,578)	3,394	(13)%

Other income (expense), net
Interest income	662	1,031	(369)	(36)%
Change in fair value of Contingent Earnout Liability	49,731	(4,593)	54,324	*
Change in fair value of derivatives	14,930	60	14,870	*
Interest expense	(3,000)	(1,816)	(1,184)	65%
Total other income (expense), net	62,323	(5,318)	67,641	*
Net income (loss)	$39,139	$(31,896)	$71,035	(223)%
* Not meaningful
Revenue
There was $0.5 million in total revenue for the three months ended March 31, 2025, compared to no revenue for the three months ended March 31, 2024. Revenue for the three months ended March 31, 2025 consisted of $0.1 million of product revenue from sales of Symvess in the United States and $0.4 million of revenue earned related to research and development services pursuant to a research contract with a large medical technology company.

Cost of goods sold
Cost of goods sold was $0.1 million for the three months ended March 31, 2025 and includes overhead related to unused production capacity which was recorded as an expense in the period. There was no cost of goods sold for the three months ended March 31, 2024.
Research and Development Expenses
The following table discloses the breakdown of research and development expenses for the periods indicated:

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$	%
Direct Expenses
Vascular Trauma	$227	$963	$(736)	(76)%
AV Access	1,203	992	211	21%
PAD	—	130	(130)	(100)%
Total	1,430	2,085	(655)	(31)%
Unallocated Expenses
External services	1,665	1,313	352	27%
Materials and supplies	—	5,453	(5,453)	(100)%
Payroll and personnel expenses	9,545	9,161	384	4%
Other research and development expenses	2,778	3,252	(474)	(15)%
Total	13,988	19,179	(5,191)	(27)%
Total research and development expenses	$15,418	$21,264	$(5,846)	(27)%
Research and development expenses were $15.4 million for the three months ended March 31, 2025, representing a decrease of $5.8 million, or 27%, from $21.3 million for the three months ended March 31, 2024. The decrease was primarily driven by a $5.5 million decrease in the purchase of materials and supplies expense, primarily related to the capitalization of expenditures for inventory during the three months ended March 31, 2025 due to the commencement of commercial manufacturing to support the market launch of Symvess.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $8.1 million and $5.3 million for the three months ended March 31, 2025 and 2024, respectively. The increase in selling, general and administrative expenses during this period of $2.8 million, or 53%, was primarily driven by the commercial launch of Symvess. Significant increases in expenses included a $2.2 million increase in payroll and personnel expenses and a $0.3 million increase in professional fees.
Total Other Income (Expense), net
Total other income, net was $62.3 million for the three months ended March 31, 2025 compared to net expense of $5.3 million for the three months ended March 31, 2024. The increase in net income of $67.6 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily resulted from a $54.3 million increase in the non-cash income resulting from the remeasurement of the Contingent Earnout Liability during each period and a $14.9 million increase in non-cash income resulting from the remeasurement of our derivative liabilities and asset during each period.

Liquidity and Capital Resources
Sources of Liquidity
We have historically financed our operations primarily through the sale of equity securities and convertible debt, including pursuant to the 2024 Public Offering, 2025 Public Offering, October 2024 Registered Direct Offering, November Registered Direct Offering, proceeds from the Merger and related PIPE Financing, borrowings under loan facilities, the Purchase Agreement, and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $646.9 million and $686.0 million, respectively.
As of March 31, 2025 and December 31, 2024, we had working capital of $53.7 million and $27.9 million, respectively. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $62.8 million and $44.9 million, respectively, and restricted cash of $50.4 million. We funded the restricted cash account on August 14, 2024, in accordance with our amended Purchase Agreement, of which $50.0 million is not subject to our unilateral control.
As of March 31, 2025, we had $47.5 million in remaining availability for sales of Common Stock under our Common Stock Purchase Agreement with Lincoln Park and $72.6 million in remaining availability for sales of Common Stock under our ATM Facility.
As further disclosed in Note 13, on April 28, 2025, we implemented a cost reduction action to reduce our workforce by approximately 31 employees, cease recruitment of additional planned new hires, and reduce other operating expenses. We are undertaking these cost reductions to improve cash runway and to better align the Company’s organizational structure with its top business objectives. Before consideration of management plans if we are unable to raise sufficient capital to fund our operations as described below, we believe our cash and cash equivalents on hand and existing capacity under our Common Stock Purchase Agreement will be sufficient to fund operations at least into June 2026. The future viability of the Company beyond that point is dependent on our ability to generate cash flows from the sale of Symvess and raise additional capital to finance our operations. See Note 1 — Organization and Description of Business to our accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our assessment. We believe that our longer-term working capital, planned research and development, capital expenditures and other general corporate funding requirements may be satisfied through the sale of equity, debt, financings, debt refinancings or restructurings or through potential collaborations with other companies, other strategic transactions or government or other grants. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the sections entitled “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report and our Annual Report. If we are unable to raise sufficient capital, we plan to implement a program that delays, reduces, suspends or ceases certain of our planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. Based on our current cash and cash equivalents on hand and existing capacity under our Common Stock Purchase Agreement, and after considering management’s plans, we believe we have the ability to fund operations at least into the second half of 2026.
On May 12, 2023, we entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing in respect to the further development and commercialization of our ATEV, to repay our then outstanding credit facility with SVB, and for other general corporate purposes. Pursuant to the Purchase Agreement and subject to customary closing conditions, the Purchasers have purchased certain revenue interests from us in exchange for an aggregate investment amount of up to $150.0 million. Under the terms of the Purchase Agreement, $40.0 million of the Investment Amount, less certain transaction expenses, was funded on May 12, 2023, which was used to repay in full and retire our indebtedness under the our loan agreement with SVB, with the remaining proceeds funded to the Company. On March 11, 2024, $20.0 million of the Investment Amount was funded to the Company. On December 19, 2024, the FDA granted full approval for our BLA for the vascular trauma indication, and we did not elect to draw the additional $40.0 million that became available under the Purchase Agreement. As of and subsequent to December 31, 2024, we are not entitled to draw on any further installments under the Purchase Agreement. See Note 7 — Revenue Interest Purchase Agreement to the condensed consolidated financial statements for additional details about this financing transaction.

On February 18, 2024, we agreed with the Purchasers and the Agent, to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for us to deliver a leasehold mortgage in favor of the Agent over our headquarters. On May 8, 2024, we reached an agreement with the Purchasers to amend the Purchase Agreement to remove requirements related to the leasehold mortgage. In exchange for the removal of this requirement, on August 14, 2024 we funded an account in the amount of $54.0 million, over which the Agent has certain consent and other rights to $50.0 million of the funds. See Note 7 for further information.
On February 29, 2024, we entered into an underwriting agreement in connection with the 2024 Public Offering. The net proceeds to us from the 2024 Public Offering were approximately $43.0 million, after deducting underwriting discounts and commissions and offering expenses. The 2024 Public Offering closed on March 5, 2024.
On September 24, 2024, we entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provides that, subject to the terms and conditions set forth in the Common Stock Purchase Agreement, we have the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. We control the timing and amount of any sales to Lincoln Park. As of March 31, 2025, we had completed sales of shares under the Common Stock Purchase Agreement that provided $2.5 million in gross proceeds, and as of March 31, 2025 we had $47.5 million in remaining availability for sales of our Common Stock under our Common Stock Purchase Agreement with Lincoln Park.
On October 4, 2024, we entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased approximately $30.0 million worth of Common Stock and warrants in the October 2024 Registered Direct Offering. The net proceeds to us from the October 2024 Registered Direct Offering were approximately $28.0 million, after deducting placement agent’s fees and offering expenses of approximately $2.0 million. The October 2024 Registered Direct Offering closed on October 7, 2024.
On November 13, 2024, we entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased approximately $15.0 million worth of Common Stock and warrants in the November 2024 Registered Direct Offering. The net proceeds to us from the November 2024 Registered Direct Offering were approximately $14.9 million after deducting offering expenses of approximately $0.1 million. The November 2024 Registered Direct Offering closed on November 15, 2024.
On March 25, 2025, we entered into an underwriting agreement in connection with the 2025 Public Offering. The net proceeds to us from the 2025 Public Offering were approximately $46.7 million, after deducting underwriting discounts and commissions and offering expenses. The 2025 Public Offering closed on March 27, 2025.
ATM Facility
On September 1, 2022, we entered into an agreement for the sale from time to time up to $80.0 million of shares of Common Stock pursuant to the ATM Facility. As of March 31, 2025, we have sold an aggregate of 1,409,389 shares of Common Stock under the ATM Facility at an average price of $5.25 per share for net proceeds of approximately $7.2 million after deducting sales commissions of approximately $0.2 million. As of March 31, 2025, we had remaining availability for sales of Common Stock under the ATM Facility of $72.6 million.
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

As of March 31, 2025, we had non-cancellable purchase commitments of $32.7 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University, a distribution agreement with Fresenius Medical Care and our JDRF Agreement. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at March 31, 2025. For additional information regarding our agreement with Fresenius Medical Care, see Note 12 — Related Party Transactions to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report. For additional information regarding our agreements with Duke University, Yale University and JDRF, see Note 11 — Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Revenue Interest Purchase Agreement
On May 12, 2023, we entered into the Purchase Agreement and repaid in full all of the then-existing obligations under our loan agreement with SVB. Under the Purchase Agreement, as of March 31, 2025, we had $66.4 million recorded as a revenue interest liability on our condensed consolidated financial statements. For additional information regarding repayment, see Note 7 — Revenue Interest Purchase Agreement to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Leases
Our finance leases relate to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018 and is being leased through May 2033, and our operating lease relates to the land lease associated with our headquarters. Our future contractual obligations under our lease agreements as of March 31, 2025 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$20,397	$4,238	$6,475	$4,481	$5,203
Operating lease	757	105	210	210	232
Future Funding Requirements
We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) commercialize Symvess and seek marketing approval for Symvess in additional indications and for our product candidates in the United States and to obtain marketing approval for our 6 millimeter ATEV outside of the United States, (ii) continue clinical development of our 6 millimeter ATEV for use in hemodialysis AV access and submit a BLA for FDA approval of an indication in AV access for hemodialysis, (iii) advance our pipeline in major markets, including PAD Phase 3 trials and continue preclinical development and advance to planned clinical studies in CABG and BVP for diabetes, and (iv) scale out our manufacturing facility as required to satisfy market demand. We will need additional funding in connection with these activities.
Our future funding requirements, both short-term and long-term, will depend on many factors, including:
•the cost and timing of our future commercialization activities, including product manufacturing, marketing and distribution for Symvess in the United States, and any other product candidate for which we receive marketing approval in the future;
•the amount and timing of revenues that we receive from commercial sales of Symvess and any product candidates for which we receive marketing approval;
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
Until such time, if ever, as we are able to successfully commercialize Symvess and to develop and commercialize our product candidates, we expect to continue financing our operations through the sale of equity, debt, financings, debt refinancings or restructurings or through potential collaborations with other companies, other strategic transactions or government or other grants. Adequate capital may not be available to us when needed or on acceptable terms. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in fixed payment obligations. If we are unable to raise capital, we plan to implement a program that delays, reduces, suspends or ceases our planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition.
Our principal use of cash in recent periods has been primarily to fund our operations, including the clinical and preclinical development of our product candidates. Our future capital requirements, both short-term and long-term, will depend on many factors, including the progress and results of our clinical trials and preclinical development, timing and extent of spending to support development efforts, cost and timing of future commercialization activities, and the amount and timing of revenues that we receive from commercial sales.
See the section of our Annual Report entitled “Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows
The following table shows a summary of our cash flows for each of the periods shown below:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net income (loss)	$39,139	$(31,896)
Non-cash adjustments to reconcile net income (loss) to net cash used in operating activities(1):	(58,176)	9,209
Changes in operating assets and liabilities:	(9,564)	(4,660)
Net cash used in operating activities	(28,601)	(27,347)
Net cash used in investing activities	(228)	(391)
Net cash provided by financing activities	46,739	62,795
Net increase in cash, cash equivalents and restricted cash	$17,910	$35,057
Cash, cash equivalents and restricted cash at the beginning of the period	$95,290	$80,801
Cash, cash equivalents and restricted cash at the end of the period	$113,200	$115,858
___________________________
(1) Primarily includes depreciation, amortization related to our leases, stock-based compensation expense, non-cash interest expense related to our revenue interest liability and our JDRF Award liability, and the changes in fair value of our Contingent Earnout Liability and our derivative liabilities and asset.
Cash Flow from Operating Activities
The increase in net cash used in operating activities from the three months ended March 31, 2024 to the three months ended March 31, 2025 was primarily due to increased spending on preclinical, clinical and commercial activities as well as payroll and personnel expenses, expansion of clinical development of the ATEV for use in AV access, and our commercial launch of Symvess.
Cash Flow from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 and March 31, 2024 consisted of purchases of property and equipment.
Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 consisted primarily of $47.0 million of net proceeds from our 2025 Public Offering. Net cash provided by financing activities for the three months ended March 31, 2024 consisted primarily of $43.4 million of net proceeds from our 2024 Public Offering and $20.0 million of proceeds from the Purchase Agreement.
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

An accounting estimate or assumption is considered critical if both (a) the nature of the estimate or assumption involves a significant level of estimation uncertainty, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our financial condition. There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, included in our Annual Report.
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
As of March 31, 2025, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On November 18, 2024, James A. Cutshall filed a putative class action lawsuit, captioned Cutshall v. Humacyte, Inc., et al., No. 1:24-cv-00954 (the “Securities Litigation”), against the Company and certain of the Company’s officers in the United States District Court for the Middle District of North Carolina. The complaint in the Securities Litigation asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons and entities that purchased or otherwise acquired securities of the Company between May 10, 2024 and October 17, 2024, based on allegations that the defendants made or were responsible for false or misleading statements and omissions related to the BLA for the vascular trauma indication and to alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility. The Complaint seeks a variety of relief, including unspecified compensatory damages, attorneys fees and costs. On January 31, 2025, the court appointed co-lead plaintiffs. On April 2, 2025, the court entered a scheduling order directing the co-lead plaintiffs to file a consolidated amended complaint by May 22, 2025 and the defendants to answer or otherwise respond to the amended complaint by July 25, 2025.
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
On December 19, 2024, the Company received a demand letter (the “Demand Letter”) from a purported stockholder of the Company, demanding that the Board assert claims against certain of the Company’s current or former officers and directors for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, aiding and abetting, violations of Section 14(a) of the Exchange Act, and insider trading, based on a variety of allegations including claims that the Company’s current and former officers and directors are responsible for any damages sustained by the Company as a result of the Securities Litigation. On January 24, 2025, the Board appointed a demand evaluation committee to evaluate the claims made in the Demand Letter and report back to the full Board. On February 19, 2025, the purported stockholder who sent the Demand Letter filed a stockholder derivative action in the United States District Court for the Middle District of North Carolina, captioned Olson v. Niklason, et al., No. 1:25-cv-00123 (the “Olson Action”), alleging that the Company had refused his demand. The complaint in the Olson Action asserts substantive claims and allegations that are substantially similar to those asserted in the Consolidated Derivative Action. On April 22, 2025, the parties filed a joint motion to stay the Olson Action pending final resolution of the Securities Litigation. On April 24, 2025, the court granted the parties’ joint motion to stay the Olson Action.
The Company disputes all claims asserted against it in the Securities Litigation and disputes that the plaintiffs in the Consolidated Derivative Action and Olson Action have standing to assert claims derivatively on its behalf. The Company is currently unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material.
See the section “Legal Matters” contained in Note 11 — Commitments and Contingencies in the notes to our accompanying condensed consolidated financial statements for additional information.
Item 1A. Risk Factors
Our risk factors are disclosed in Part I, Item 1A of our Annual Report. There have been no material changes during the three months ended March 31, 2025 from, or updates to, the risk factors discussed in Part I, Item 1A, Risk Factors of our Annual Report, except as follows:

We may not successfully execute or achieve the expected benefits of cost-saving measures that we have taken or may take in the future, and our efforts may result in further actions or additional asset impairment charges and adversely affect our business.
On April 28, 2025, we implemented a cost reduction action to reduce our workforce by approximately 31 employees, cease recruitment of additional planned new hires, and reduce other operating expenses. We are undertaking these cost reductions to improve our cash runway and to better align our organizational structure with our top business objectives. From time to time, we also take actions intended to address the short-term health of our business as well as our long-term objectives based on our current estimates, assumptions and forecasts. These measures are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we are taking in connection with our current cost saving measures and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Implementation of our current and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. Certain aspects of the cost saving measures, such as severance costs in connection with reducing our headcount, could negatively impact our cash flows. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or any of our strategic initiatives could result in reputation harm and could diminish confidence in, and the use of, our ATEVs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

Planned Reorganization
On April 28, 2025, the Company implemented a cost reduction action to reduce its workforce by approximately 31 employees, cease recruitment of additional planned new hires, and reduce other operating expenses. Employees impacted by this plan were notified on May 7, 2025. Humacyte is undertaking these cost reductions to improve its cash runway and to better align the Company’s organizational structure with its top business objectives. These objectives include the commercial launch of Symvess in the extremity vascular trauma indication, including sales, marketing and manufacturing; completion of the V012 Phase 3 trial of the ATEV in dialysis and the planned filing of a supplemental BLA with the FDA for the dialysis indication; and the filing of an IND to commence a human study of the small-diameter ATEV in CABG. The Company estimates that it will incur aggregate charges representing a one-time cash expenditure for severance and other employee termination benefits of approximately $0.8 million, of which the majority is expected to be incurred during the second quarter of 2025. Humacyte estimates that it will incur savings due to the workforce and other operating cost reductions, and reduced capital expenditures, net of termination severance and benefits, totaling approximately $13.8 million in 2025 and up to approximately $38.0 million in 2026. The Company does not believe these cost-saving measures will impair its ability to conduct any of its key business functions. However, the Company may not be able to realize all of the cost savings and benefits initially anticipated as a result of these actions, and costs may be greater than expected.

Chief Operating Officer Transition
On May 7, 2025, in connection with the planned reorganization described above, an agreement was reached with Dr. Heather Prichard under which she will cease to serve as Chief Operating Officer of Humacyte, effective June 7, 2025. Dr. Prichard is expected to receive severance and other benefits in accordance with the employment agreement, dated September 13, 2019, between her and Humacyte. The circumstances giving rise to Dr. Prichard’s departure do not involve any disagreement between Dr. Prichard and the Company or relate to any accounting matters, financial statements, financial disclosures or related disclosure controls and procedures.
Director and Officer Trading Arrangements
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following materials from Humacyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Notes to Condensed Consolidated Financial Statements (unaudited), and (vi) Cover Page.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 13th day of May, 2025.

HUMACYTE, INC.
Date: May 13, 2025	By:	/s/ Laura E. Niklason, M.D., Ph.D.
		Name:	Laura E. Niklason, M.D., Ph.D.
		Title:	President and Chief Executive Officer

	By:	/s/ Dale A. Sander
		Name:	Dale A. Sander
		Title:	Chief Financial Officer, Chief Corporate Development Officer and Treasurer