Form 10-Q
period 2025-06-30
Humacyte, Inc.
filed 2025-08-11
CIK 1818382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, 158,372,173 shares of common stock, par value $0.0001, were issued and outstanding.

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
•our ability to manufacture Symvess and, if approved by regulatory authorities, our product candidates, in sufficient quantities to satisfy our clinical trial and commercial needs;
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
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statements are based on information current as of the date of this Quarterly Report and speak only as of the date on which such statements are made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated by these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024, which we filed with the SEC on March 31, 2025. We disclaim any obligation, except as specifically required by law, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Humacyte, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands except for share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$38,032	$44,937
Inventory	11,067	—
Accounts receivable	394	180
Prepaid expenses and other current assets	2,237	2,742
Total current assets	51,730	47,859

Restricted cash	50,209	50,209
Property and equipment, net	21,191	23,063
Finance lease right-of-use assets, net	14,443	15,490
Other long-term assets	1,222	1,251
Total assets	$138,795	$137,872

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,629	$4,490
Accrued expenses	9,186	11,424
Finance lease obligation, current portion	3,093	2,917
Revenue interest liability, current portion	2,116	885
Other current liabilities	61	238
Total current liabilities	21,085	19,954

Revenue interest liability, net of current portion	66,425	63,354
Contingent Earnout Liability	26,700	70,961
Finance lease obligation, net of current portion	12,030	13,620
Common stock warrant liabilities	4,358	19,254
Contingent derivative liability	3,161	2,415
Other long-term liabilities	984	983
Total liabilities	134,743	190,541

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of June 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 350,000,000 and 250,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 156,342,893 and 130,027,509 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	16	13
Additional paid-in capital	688,570	633,333
Accumulated deficit	(684,534)	(686,015)
Total stockholders’ equity (deficit)	4,052	(52,669)
Total liabilities and stockholders’ equity (deficit)	$138,795	$137,872
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands except for share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenue:
Product revenue, net	$100	$—	$247	$—
Contract revenue	201	—	571	—
Total revenue	301	—	818	—

Operating expenses:
Cost of goods sold	213	—	360	—
Research and development	22,006	23,753	37,424	45,017
Selling, general and administrative	7,809	5,746	15,945	11,060
Total operating expenses	30,028	29,499	53,729	56,077
Loss from operations	(29,727)	(29,499)	(52,911)	(56,077)

Other income (expense), net:
Interest income	832	1,310	1,494	2,341
Change in fair value of Contingent Earnout Liability	(5,470)	(25,571)	44,261	(30,164)
Change in fair value of derivatives	(748)	(388)	14,182	(328)
Interest expense	(2,545)	(2,515)	(5,545)	(4,331)
Total other income (expense), net	(7,931)	(27,164)	54,392	(32,482)
Net income (loss) and comprehensive income (loss)	$(37,658)	$(56,663)	$1,481	$(88,559)

Net income (loss) per share attributable to common stockholders, basic	$(0.24)	$(0.48)	$0.01	$(0.78)
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, basic	155,437,281	119,174,681	143,533,212	113,710,344

Net income (loss) per share attributable to common stockholders, diluted	$(0.24)	$(0.48)	$0.01	$(0.78)
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, diluted	155,437,281	119,174,681	143,664,424	113,710,344
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(unaudited)
(in thousands except for share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2024	130,027,509	$13	$633,333	$(686,015)	$(52,669)
Issuance of stock in public offering, net of issuance costs	25,000,000	3	46,657	—	46,660
Issuance of stock under ATM Facility, net of issuance costs	75,793	—	370	—	370
Proceeds from the exercise of stock options	15,514	—	56	—	56
Stock-based compensation	—	—	2,487	—	2,487
Net income	—	—	—	39,139	39,139
Balance as of March 31, 2025	155,118,816	$16	$682,903	$(646,876)	$36,043
Issuance of stock under ATM Facility, net of issuance costs	1,224,077	—	3,233	—	3,233
Stock-based compensation	—	—	2,434		2,434
Net loss	—	—	—	(37,658)	(37,658)
Balance as of June 30, 2025	156,342,893	$16	$688,570	$(684,534)	$4,052

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	103,673,728	$10	$550,850	$(537,314)	$13,546
Issuance of stock in public offering, net of issuance costs	15,410,000	2	43,044	—	43,046
Proceeds from the exercise of stock options	625	—	2	—	2
Stock-based compensation	—	—	1,454	—	1,454
Net loss				(31,896)	(31,896)
Balance as of March 31, 2024	119,084,353	$12	$595,350	$(569,210)	$26,152
Proceeds from the exercise of stock options	263,335	—	787	—	787
Stock-based compensation	—	—	1,437	—	1,437
Net loss	—	—	—	(56,663)	(56,663)
Balance as of June 30, 2024	119,347,688	$12	$597,574	$(625,873)	$(28,287)

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$1,481	$(88,559)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	2,645	2,530
Stock-based compensation expense	4,822	2,891
Change in fair value of Contingent Earnout Liability	(44,261)	30,164
Non-cash interest expense	4,367	3,544
Change in fair value of derivatives	(14,182)	328
Amortization expense	1,047	1,040
Non-cash operating lease costs	29	26
Changes in operating assets and liabilities:
Accounts receivable	(214)	—
Inventory	(10,968)	—
Prepaid expenses and other current assets	505	283
Accounts payable	2,147	(638)
Accrued expenses	(2,403)	(221)
Operating lease obligation	(29)	(26)
Net cash used in operating activities	(55,014)	(48,638)

Cash flows from investing activities
Purchase of property and equipment	(796)	(575)
Net cash used in investing activities	(796)	(575)

Cash flows from financing activities
Proceeds from issuance of stock in public offering, net of underwriting fees	47,000	43,396
Payments of costs related to public offering	(340)	(350)
Proceeds from issuance of stock under ATM Facility, net of issuance costs	3,603	—
Proceeds from the exercise of stock options	56	789
Proceeds from JDRF Agreement	—	240
Payments of finance lease principal	(1,414)	(1,247)
Proceeds from Revenue Interest Purchase Agreement	—	20,000
Payments of transaction costs related to Revenue Interest Purchase Agreement	—	(500)
Net cash provided by financing activities	48,905	62,328

Net (decrease) increase in cash, cash equivalents and restricted cash	(6,905)	13,115
Cash, cash equivalents and restricted cash at the beginning of the period	95,290	80,801
Cash, cash equivalents and restricted cash at the end of the period	$88,385	$93,916

Supplemental disclosure of noncash activities:
Debt discount from embedded contingent derivative liability	$—	$1,552
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
Liquidity
Since its inception in 2004, the Company has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the reverse recapitalization described below, borrowings under loan facilities, proceeds from a revenue interest purchase agreement and, to a lesser extent, through governmental and other grants. At June 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $684.5 million and $686.0 million, respectively. The Company’s operating losses were $52.9 million and $56.1 million for the six months ended June 30, 2025 and 2024, respectively. Net cash flows used in operating activities were $55.0 million and $48.6 million during the six months ended June 30, 2025 and 2024, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s commercial launch and other operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates and commercial operations.
As further disclosed in Note 7, on May 12, 2023, Humacyte, Inc. and Global (defined in Note 2 — Summary of Significant Accounting Policies) entered into a Revenue Interest Purchase Agreement (the “Purchase Agreement”) with two purchasers, both affiliates of Oberland Capital Management LLC (the “Purchasers”), and another affiliate of Oberland Capital Management LLC (“Oberland”), as agent for the Purchasers (the “Agent”), to obtain financing with respect to the further development and commercialization of the Company’s ATEV, to repay the Company’s then-existing credit facility with Silicon Valley Bank (“SVB”), and for other general corporate purposes. As of June 30, 2025, $68.5 million was recorded as a revenue interest liability on the condensed consolidated balance sheets.
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. On February 18, 2024, the Company reached an agreement with the Purchasers and the Agent to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for the Company to deliver a leasehold mortgage in favor of the Agent over the Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers to amend the Purchase Agreement to remove requirements related to the leasehold mortgage. In exchange for removing this requirement, the Company agreed to fund an account in the amount of $54.0 million, over which the Agent has certain consent and other rights to $50.0 million of the funds. The Company funded an account with the required $54.0 million on August 14, 2024. As of both June 30, 2025 and December 31, 2024, the $50.0 million was classified as restricted cash on the accompanying condensed consolidated balance sheets.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As further disclosed in Note 8, on September 24, 2024, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Common Stock Purchase Agreement”). The Common Stock Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to sell to Lincoln Park shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate value of up to $50.0 million (the “Purchase Shares”) over a 24-month period. The Company controls the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. As of June 30, 2025, the Company had $47.5 million in remaining availability for sales of Common Stock under the Common Stock Purchase Agreement.
As further disclosed in Note 8, on September 1, 2022, the Company entered into an agreement with Jefferies LLC for the sale from time to time of up to $80.0 million of shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). As of June 30, 2025, $69.3 million remained available under the ATM Facility. Subsequent to June 30, 2025, the Company completed sales of shares under the ATM Facility that provided net proceeds of approximately $6.4 million.
As of June 30, 2025, the Company had available cash and cash equivalents of $38.0 million. As further disclosed in Note 11, on April 28, 2025, the Company implemented a cost reduction action to reduce its workforce by 30 employees, cease recruitment of additional planned new hires, and reduce other operating expenses. The Company undertook these cost reductions to improve its cash runway and to better align the Company’s organizational structure with its top business objectives. The Company believes its cash and cash equivalents on hand and existing capacity under its Common Stock Purchase Agreement will be sufficient to fund operations for at least twelve months from the issuance date of these interim financial statements. The future viability of the Company beyond that point is dependent on its ability to generate cash flows from the sale of Symvess and raise additional capital to finance its operations. The Company plans to seek additional funding through private or public equity financings, debt financings, debt refinancings or restructurings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Adequate capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, it could be forced to delay, reduce, suspend or cease certain of its planned research and development programs or any future commercialization efforts, which would have a negative impact on its business, prospects, operating results and financial condition.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025 and its results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other period. The December 31, 2024 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.
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
As a single reportable segment entity, the Company’s segment performance measure is consolidated net income (loss). Consolidated net income (loss) is used to monitor the budget versus actual results and to help make key operating decisions such as the allocation of budget between research and development and selling, general and administrative expenses. Significant segment expenses within net income (loss) include cost of goods sold, research and development and selling, general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations. Other segment items within net income (loss) include interest income, interest expense, the change in fair value of the Company’s Contingent Earnout Liability and the change in fair value of derivatives.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Additional disaggregated significant segment expenses that are not separately presented on the Company’s condensed consolidated statements of operations are presented below.
Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Direct Expenses
Vascular Trauma	$185	$502	$412	$1,465
AV Access	1,541	2,033	2,744	3,025
PAD	—	9	—	139
Total	1,726	2,544	3,156	4,629
Unallocated Expenses
External services	1,232	2,112	2,897	3,425
Materials and supplies	8,386	6,566	8,386	12,019
Payroll and personnel expenses	9,087	8,981	18,632	18,142
Other research and development expenses	1,575	3,550	4,353	6,802
Total	20,280	21,209	34,268	40,388
Total research and development expenses	$22,006	$23,753	$37,424	$45,017
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
Non-cash Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Depreciation expense	$1,337	$1,256	$2,645	$2,530
Stock-based compensation expense	2,434	1,437	4,921	2,891
Inventory
The Company capitalizes inventory when it concludes that commercialization and future economic benefit from the sale of products is probable. Prior to this conclusion, the Company expenses inventory as research and development expense in the condensed consolidated statements of operations and comprehensive income (loss) in the period incurred. The determination to capitalize inventory costs is based on various factors, including the product’s historical shelf life, the product’s current status in the development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies, potential obstacles to the approval process and viability of commercialization and market trends.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In early 2025, based on the Company’s assessment of the legal and regulatory process related to Symvess, the Company concluded that it met the criteria to capitalize expenditures as inventory. The Company capitalized $11.1 million of inventory as of June 30, 2025 and none as of December 31, 2024. Inventory is stated at the lower of cost or net realizable value. The Company’s inventory is valued under the first in, first out method. The Company does not have an allowance for inventory obsolescence as of June 30, 2025. Cost of goods sold was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and includes overhead related to unused production capacity, which was recorded as an expense during the period, as well as royalty expense related to the Company’s product sales. There was no cost of goods sold recognized during the three and six months ended June 30, 2024.
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
Product Revenue
The Company’s current source of product revenue has been from U.S. sales of Symvess. The Company recognizes product revenue upon delivery of Symvess to the customer. Revenue is recognized based on the price stated in the approved contract or purchase order. There are no contractual rights of returns and replacements for damaged products are provided free of charge. Accounts receivable related to product sales was approximately $0.2 million as of June 30, 2025.
Contract Revenue
Contract revenue consists of revenue related to a single contract with a customer to recover contract expenses. The expenses incurred related to the contract are primarily classified as research and development expenses on the Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to the actual costs incurred compared to the total costs expected to be incurred to satisfy the performance obligation. The transfer of control occurs as the program expenses are incurred and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The transaction price is determined based on the milestones within the contract and there is no variable consideration. Accounts receivable related to the Company’s contract revenue was approximately $0.2 million as of both June 30, 2025 and December 31, 2024.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, including amounts classified as restricted cash. Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation as of June 30, 2025 and December 31, 2024. The Company believes it mitigates this risk by monitoring the financial stability of the institutions holding material cash and cash equivalents balances. The Company maintains the majority of these balances at a Global Systemically Important Bank, as designated by the Financial Stability Board. The Company has cash equivalents that are invested in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies. The Company has not experienced any credit loss relating to its cash and cash equivalents.
The Company believes that credit risks associated with its customers and contractual partners are not significant and has not recorded an allowance for credit loss as of June 30, 2025.
Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. As of both June 30, 2025 and December 31, 2024, restricted cash consists of $50.0 million maintained in an account that is not subject to the Company’s unilateral control, in accordance with the amended Purchase Agreement, $0.2 million in funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of the Company’s headquarters lease, and $0.1 million in cash balances held as collateral for the Company’s employee credit card program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows as of June 30, 2025 and December 31, 2024.

($ in thousands)	June 30, 2025	December 31, 2024

Cash and cash equivalents	$38,032	$44,937
Restricted cash included in prepaid expenses and other current assets	144	144
Restricted cash included in long-term assets	50,209	50,209
Total cash, cash equivalents and restricted cash	$88,385	$95,290
Net Income (Loss) per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period without consideration of potentially dilutive shares of Common Stock. Diluted net income (loss) per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. The calculation of net income (loss) per share also considers the effect of participating securities. The Common Stock warrants issued in the Company’s October 2024 and November 2024 registered direct offerings are considered participating securities and are included in the computation of net income per share pursuant to the two-class method. In applying the two-class method, during periods of net income, earnings are allocated to both Common Stock and participating securities based on their respective weighted-average shares outstanding for the period. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2025	2024	2025	2024

Numerator:
Net income (loss)	$(37,658)	$(56,663)	$1,481	$(88,559)
Less: Undistributed earnings allocated to participating securities	—	—	(67)	—
Net income (loss) attributable to common stockholders	$(37,658)	$(56,663)	$1,414	$(88,559)

Denominator:
Weighted-average common shares outstanding - basic	155,437,281	119,174,681	143,533,212	113,710,344
Dilutive effect of assumed conversion of options to purchase common stock	—	—	131,212	—
Weighted-average common shares outstanding - diluted	155,437,281	119,174,681	143,664,424	113,710,344

Net income (loss) attributable to common stockholders - basic	$(0.24)	$(0.48)	$0.01	$(0.78)
Net income (loss) attributable to common stockholders - diluted	$(0.24)	$(0.48)	$0.01	$(0.78)
The following potential shares of Common Stock were excluded from the computation of diluted net income (loss) per share for each period because including them would have had an antidilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Exercise of options under stock plan	17,377,355	12,521,655	15,754,039	12,521,655
Warrants to purchase Common Stock	10,669,100	5,588,506	12,374,207	5,588,506
Exercise of option by underwriters	1,030,220	—	515,110	—
The 15,000,000 Contingent Earnout Shares, as defined in Note 8, are excluded from the anti-dilutive table for all periods presented, as such shares are contingently issuable until the share price of the Company exceeds specified thresholds that have not yet been achieved, or upon the occurrence of a change in control. The shares subject to the Option Agreement, as defined in Note 7 — Revenue Interest Purchase Agreement, are excluded from the anti-dilutive table for all periods presented based on the Company’s assumption that the Option Agreement will not be exercised unless the Company’s stock price exceeds $7.50 per share, the minimum purchase price under the Option Agreement.
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
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024 approximated their fair values due to the short-term nature of these items.

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
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

($ in thousands)	Fair Value Measured as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$32,141	$—	$—	$32,141
Common Stock Purchase Agreement derivative asset	—	672	—	672
Total financial assets	$32,141	$672	$—	$32,813
Liabilities:
Contingent Earnout Liability	$—	$—	$26,700	$26,700
Contingent derivative liability	—	—	3,161	3,161
Private Placement Warrants liability	—	—	136	136
October 2024 RDO Warrants liability	—	—	2,811	2,811
November 2024 RDO Warrants liability	—	—	1,411	1,411
Option Agreement liability	—	—	27	27
JDRF Agreement derivative liability	—	—	126	126
Total financial liabilities	$—	$—	$34,372	$34,372

($ in thousands)	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$32,044	$—	$—	$32,044
Common Stock Purchase Agreement derivative asset	$—	$672	$—	$672
Total financial assets	$32,044	$672	$—	$32,716
Liabilities:
Contingent Earnout Liability	$—	$—	$70,961	$70,961
Contingent derivative liability	—	—	2,415	2,415
Private Placement Warrants liability	—	—	385	385
October 2024 RDO Warrants liability	—	—	12,437	12,437
November 2024 RDO Warrants liability	—	—	6,432	6,432
Option Agreement liability	—	—	64	64
JDRF Agreement derivative liability	—	—	121	121
Total financial liabilities	$—	$—	$92,815	$92,815

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
Common Stock Purchase Agreement
The Company evaluated the Common Stock Purchase Agreement and determined that the agreement should be accounted for in accordance with ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity”. Accordingly, the Company recorded a derivative asset with an initial fair value based on the 115,705 shares of Common Stock issued to Lincoln Park as consideration for its irrevocable commitment to purchase up to $50.0 million in shares of Common Stock. The initial fair value of $0.7 million was based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share, and the derivative asset is reported as a component of long-term assets on the condensed consolidated balance sheets. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of Common Stock, the quantity and purchase price of the shares purchased by Lincoln Park during the reporting period and the unused capacity under the Common Stock Purchase Agreement. The Common Stock Purchase Agreement is subsequently remeasured at each reporting date with changes in fair value recorded within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss. There was no change in fair value of the derivative asset between December 31, 2024 and June 30, 2025 and the fair value of the Commitment Shares as of both June 30, 2025 and December 31, 2024 was $0.7 million.
Contingent Earnout Liability
The following table presents a summary of the changes in the fair value of the Contingent Earnout Liability:

($ in thousands)	Contingent Earnout Liability
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value as of beginning of period	$(21,230)	$(42,509)	$(70,961)	$(37,916)
Change in fair value included in other income (expense), net	(5,470)	(25,571)	44,261	(30,164)
Fair value as of end of period	$(26,700)	$(68,080)	$(26,700)	$(68,080)
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
As of June 30, 2025, the discount rates used to calculate the value of the contingent derivative liability were 12.4% to calculate the present-value of the revenue forecast and 12.4% to calculate the present-value of the payoff of the Put Option. As of December 31, 2024, the discount rates used to calculate the value of the contingent derivative liability were 14.2% to calculate the present-value of the revenue forecast and 11.8% to calculate the present-value of the payoff of the Put Option. Changes in fair value of the contingent derivative liability are recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss), classified in Change in fair value of derivatives.
The following table presents a summary of the changes in the fair value of the contingent derivative liability, which is classified as a Level 3 financial instrument:

	Contingent Derivative Liability
	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Fair value as of beginning of period	$(3,464)	$(4,079)	$(2,415)	$(2,636)
Fair value of embedded derivative upon issuance of debt	—	—	—	(1,552)
Change in fair value included in other income (expense), net	303	(187)	(746)	(78)
Fair value as of end of period	$(3,161)	$(4,266)	$(3,161)	$(4,266)
Registered Direct Offering Warrants Liabilities
The following table presents a summary of the changes in the fair value of the Registered Direct Offering Warrants liabilities, as defined in Note 8, during the three and six months ended June 30, 2025:

	October 2024 RDO Warrants		November 2024 RDO Warrants
($ in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Fair value as of beginning of period	$(2,147)	$(12,437)	$(1,080)	$(6,432)
Change in fair value included in other income (expense), net	(664)	9,626	(331)	5,021
Fair value as of end of period	$(2,811)	$(2,811)	$(1,411)	$(1,411)

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
Private Placement Warrants Liability
The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability:

	Private Placement Warrants
	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Fair value as of beginning of period	$(93)	$(121)	$(385)	$(78)
Change in fair value included in other income (expense), net	(43)	(164)	249	(207)
Fair value as of end of period	$(136)	$(285)	$(136)	$(285)
In determining the fair value of the Private Placement Warrants liability, the Company used the Monte Carlo simulation valuation model to estimate the fair value utilizing assumptions including the current Company stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 8 — Stockholders’ Equity (Deficit) and Warrants).
4. Inventory
Inventory is stated at the lower of cost or net realizable value and consisted of the following:

($ in thousands)	June 30, 2025	December 31, 2024
Raw materials	$6,659	$—
Work in process	4,408	—
Inventory	$11,067	$—
As of June 30, 2025, the Company capitalized costs of $11.1 million associated with the manufacturing of Symvess as a result of regulatory approval and the Company’s determination that subsequent commercialization and future economic benefit from the sales of Symvess was probable.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

($ in thousands)	June 30, 2025	December 31, 2024
Scientific and manufacturing equipment	$29,741	$29,059
Computer equipment	104	100
Software	1,025	1,024
Furniture and fixtures	1,066	1,066
Leasehold improvements	27,967	27,901
Construction in progress	21	—
	59,924	59,150
Accumulated depreciation	(38,733)	(36,087)
Property and equipment, net	$21,191	$23,063

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Depreciation expense totaled $1.3 million and $2.6 million for the three and six months ended June 30, 2025, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2024, respectively. All long-lived assets are maintained in the United States.
6. Accrued Expenses
Accrued expenses consisted of the following:

($ in thousands)	June 30, 2025	December 31, 2024
Accrued external research, development and manufacturing costs	$4,356	$4,889
Accrued employee compensation and benefits	4,206	6,242
Accrued professional fees	591	293
Accrued royalties	33	—
Total	$9,186	$11,424
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
In accordance with the amended Purchase Agreement, the Company was entitled to draw up to $90.0 million in subsequent installments subject to the terms and conditions set forth in the Purchase Agreement, as follows: (i) $40.0 million, at the Company’s option, upon the Company receiving FDA approval of the ATEV for the vascular trauma indication on or prior to December 31, 2024 and (ii) $50.0 million, at the Company’s option, upon reaching $35.0 million trailing worldwide three-month net sales any time prior to December 31, 2025. Each tranche was dependent on the satisfaction of the conditions and receipt of funds from the previous tranche. The FDA granted full approval for the Company’s BLA on December 19, 2024, and the Company elected not to draw the additional $40.0 million that became available under the Purchase Agreement. As of December 31, 2024, the Company was not entitled to draw on any further installments under the Purchase Agreement.
Pursuant to the Purchase Agreement, the Revenue Interests entitle the Purchasers to receive a royalty initially equal to 7.5% (the “Rate”) of global net sales of the Company’s products (subject to a lower rate for net sales by specified licensees outside the United States), to be paid on a calendar quarterly basis (the “Revenue Interest Payments”).

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. On February 18, 2024, the Company reached an agreement with the Purchasers and the Agent to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for the Company to deliver a leasehold mortgage in favor of the Agent over the Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers to amend the Purchase Agreement, the effect of which was to remove requirements related to the leasehold mortgage. In exchange for the removal of these requirements, the Company funded an account in an amount of $54.0 million on August 14, 2024, over which the Agent has certain consent and other rights to $50.0 million of the funds. As of both June 30, 2025 and December 31, 2024, the $50.0 million was classified as restricted cash on the accompanying condensed consolidated balance sheets.
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
As of June 30, 2025 and December 31, 2024, $68.5 million and $64.2 million, respectively, was recorded as a revenue interest liability. As of June 30, 2025 and December 31, 2024, the current portion of the revenue interest liability was $2.1 million and $0.9 million, respectively. The estimated effective annual interest rate as of June 30, 2025 and December 31, 2024 was 13.1% and 13.7%, respectively. The Company recorded $2.2 million and $4.3 million in interest expense related to the Purchase Agreement for the three and six months ended June 30, 2025, respectively, and recorded $2.1 million and $3.5 million in interest expense related to the Purchase Agreement for the three and six months ended June 30, 2024, respectively. The Company incurred and paid $0.5 million of transaction costs during the six months ended June 30, 2024 in connection with the Purchase Agreement. The transaction costs were capitalized to debt discount and are being amortized to interest expense over the estimated term of the debt, consistent with the issuance and transaction costs incurred in 2023 discussed above.
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
Revenue Interest Payments made as a result of the Company’s net product sales will reduce the revenue interest liability. During the three and six months ended June 30, 2025, the Company recorded $0.1 million and $0.2 million of product sales revenue, respectively. During the three and six months ended June 30, 2024, the Company did not record any product sales revenue.
The following table summarizes the revenue interest liability activity during the three and six months ended June 30, 2025:

($ in thousands)
Revenue interest liability at December 31, 2024	$64,239
Interest expense recognized	2,123
Revenue interest liability at March 31, 2025	66,362
Interest expense recognized	2,179
Revenue interest liability at June 30, 2025	68,541
Less current portion of revenue interest liability	(2,116)
Revenue interest liability, net of current portion at June 30, 2025	$66,425

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Option Agreement
In connection with the Purchase Agreement, the Company also entered into an option agreement with TPC Investments III LP and TPC Investment Solutions LP (the “Option Agreement”), which gave TPC Investments III LP and TPC Investment Solutions LP (the “Holders”) the right to purchase, in the aggregate, up to $10.0 million worth of shares of Common Stock (the “Option”) at a purchase price per share equal to the greater of $7.50, or the 15 day volume-weighted average price as of the exercise date, exercisable in cash only at any time prior to the earlier of (i) December 31, 2026 and (ii) the closing date of a corporate reorganization. The Holders also received certain registration rights relating to the shares underlying the Option pursuant to the Option Agreement. The Holders purchased $1,950,000 of shares of Common Stock in the 2024 Public Offering, as defined in Note 8, and as of June 30, 2025 and December 31, 2024, the Holders have the right to purchase up to $8,050,000 of shares of Common Stock under the Option Agreement.
The Option granted to the Holders represents a freestanding instrument separate from the purchaser commitments outlined in the Purchase Agreement. The Option Agreement does not qualify for the equity contract scope exception under ASC 815-40 and the Company recorded the Option as a liability (“Option Agreement liability”) on the condensed consolidated balance sheet at an initial fair value of $55 thousand, and subsequent changes in the fair value are recognized in the condensed consolidated statements of operations and comprehensive income (loss) at each reporting date. The fair value of the Option Agreement liability as of June 30, 2025 and December 31, 2024 was $27 thousand and $64 thousand, respectively.
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
Equity Line Financing
On September 24, 2024, the Company entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. The Company controls the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. In consideration for entering into the Common Stock Purchase Agreement, the Company issued 115,705 shares of Common Stock (the “Commitment Shares”) to Lincoln Park. The Company did not receive any cash proceeds from the issuance of the Commitment Shares. The fair value of the Common Stock Purchase Agreement was measured on the issuance date based on the fair value of the Commitment Shares, which was the consideration given to Lincoln Park in exchange for entering into the agreement. The fair value of the Commitment Shares on the issuance date was determined to be $0.7 million based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share. The Company recognized the fair value of the Commitment Shares as a non-current asset as a component of other long-term assets on the condensed consolidated balance sheets. The Common Stock Purchase Agreement is subsequently remeasured at each reporting date with changes in fair value recorded within Change in fair value of derivatives in the condensed consolidated statements of operations and

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
comprehensive loss. Through June 30, 2025, the Company has sold 500,000 shares to Lincoln Park for aggregate gross proceeds of $2.5 million and as of June 30, 2025, the Company had $47.5 million in remaining availability for sales of Common Stock under the Common Stock Purchase Agreement. There were no purchases under the Common Stock Purchase Agreement during the three and six months ended June 30, 2025.
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
ATM Facility
On September 1, 2022, the Company entered into the ATM Facility for the sale from time to time of up to $80.0 million of shares of Common Stock. During the three months ended June 30, 2025, the Company sold an aggregate of 1,224,077 shares of Common Stock under the ATM Facility at an average price of $2.72 per share for net proceeds of approximately $3.2 million, after deducting sales commissions of approximately $0.1 million. During the six months ended June 30, 2025, the Company sold an aggregate of 1,299,870 shares of Common Stock under the ATM Facility at an average price of $2.86 per share for net proceeds of approximately $3.6 million, after deducting sales commissions of approximately $0.1 million. As of June 30, 2025, the Company had $69.3 million in remaining availability for sales of Common Stock under the ATM Facility. From June 30, 2025 through August 8, 2025, the Company sold an aggregate of 2,492,410 shares of Common Stock under the ATM Facility at an average price of $2.64 for net proceeds of approximately $6.4 million, after deducting sales commissions of approximately $0.2 million.
Common Stock
In June 2025, the Company amended its Second Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 250,000,000 to 350,000,000.
The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through June 30, 2025, no dividends have been declared. The Purchase Agreement limits the Company’s ability to pay cash dividends to the holders of Common Stock.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2025, the Company had reserved Common Stock for future issuances as follows:

	June 30, 2025
Common Stock reserved for Contingent Earnout Shares	15,000,000
Common Stock reserved for Common Stock Purchase Agreement	12,000,000
Common Stock reserved for ATM Facility	17,366,534
Common Stock reserved for Option Agreement	1,073,333	(1)
Exercise of options outstanding under stock plans	17,377,355
Options available for issuance under stock plans	7,198,346
Warrants to purchase Common Stock	9,833,910
	79,849,478
___________________________
(1)Assumes the exercise of the $8,050,000 of shares of Common Stock remaining under the Option as provided for in the Option Agreement at the minimum purchase price of $7.50 per share.
Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions and the certificate of designations. There were 20,000,000 shares designated as preferred stock and none were outstanding as of June 30, 2025 and December 31, 2024.
Warrants
The Company had the following Common Stock warrants outstanding:

	June 30, 2025	December 31, 2024
Legacy Humacyte Common Stock Warrants	411,006	411,006
Private Placement Warrants	177,500	177,500
Public Warrants	5,000,000	5,000,000
October 2024 RDO Warrants	2,840,910	5,681,820
November 2024 RDO Warrants	1,404,494	2,808,988
Total Common Stock Warrants	9,833,910	14,079,314
On April 5, 2025, October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock expired. On May 14, 2025, November 2024 RDO Warrants to purchase 1,404,494 shares of Common Stock expired. Other than as disclosed above, there were no issuances, exercises or expirations of warrants during the six months ended June 30, 2025 or June 30, 2024.
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
The Private Placement Warrants were initially recognized as a liability on the Closing Date, at a fair value of $0.6 million. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Private Placement Warrants during the three and six months ended June 30, 2025 and 2024. The remeasurement of the Private Placement Warrant liability to a fair value of $0.1 million as of June 30, 2025 from $0.4 million as of December 31, 2024 resulted in a non-cash loss of less than $0.1 million and a non-cash gain of $0.2 million for the three and six months ended June 30, 2025, respectively, compared to non-cash losses of $0.2 million for each of the three and six months ended June 30, 2024. The remeasurement of the Private Placement Warrant liability is classified within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive income (loss).

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo simulation value model:

	June 30, 2025	December 31, 2024
Market price of public stock	$2.09	$5.05
Exercise price	$11.50	$11.50
Expected term (years)	1.16	1.65
Expected share price volatility	166.3%	128.0%
Risk-free interest rate	3.96%	4.22%
Estimated dividend yield	0%	0%
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Registered Direct Offering Warrants holders are entitled to participate in dividends and other distributions of assets to the same extent as if the holders held the number of shares of Common Stock issuable upon exercising the Registered Direct Offering Warrants. Therefore, the Registered Direct Offering Warrants are considered participating securities and are included in the computation of net income per share pursuant to the two-class method. In applying the two-class method, during periods of net income, earnings are allocated to both Common Stock and participating securities based on their respective weighted-average shares outstanding for the period. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company.
October 2024 RDO Warrants
The October 2024 RDO Warrants were immediately exercisable. October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock had an exercise price of $5.28 per share, and expired 180 days from the date of issuance unexercised. The remaining October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock have an exercise price of $5.28 per share, and will expire 1,640 days from the date of issuance.
The October 2024 RDO Warrants were initially recognized as a liability on the issuance date at a fair value of $15.2 million and were subsequently remeasured to a fair value of $12.4 million as of December 31, 2024. The remeasurement of the October RDO Warrants liability to a fair value of $2.8 million as of June 30, 2025 resulted in a non-cash loss of $0.7 million and a non-cash gain of $9.6 million for the three and six months ended June 30, 2025, respectively, classified within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the October 2024 RDO Warrants during the three and six months ended June 30, 2025.
The October 2024 RDO Warrants were valued using the following assumptions under the Black-Scholes valuation model:

	180 Day Warrants	1,640 Day Warrants
	December 31, 2024	June 30, 2025	December 31, 2024
Market price of public stock	$5.05	$2.09	$5.05
Exercise price	$5.28	$5.28	$5.28
Expected term (years)	0.27	3.77	4.27
Expected share price volatility	106.7%	91.9%	88.4%
Risk-free interest rate	4.27%	3.65%	4.25%
Estimated dividend yield	0%	0%	0%
November 2024 RDO Warrants
The November 2024 RDO Warrants were immediately exercisable. November 2024 RDO Warrants to purchase 1,404,494 shares of Common Stock had an exercise price of $5.34 per share, and expired 180 days from the date of issuance unexercised. The remaining November 2024 RDO Warrants to purchase 1,404,494 shares of Common Stock have an exercise price of $5.34 per share, and will expire 1,640 days from the date of issuance.
The November 2024 RDO Warrants were initially recognized as a liability on the issuance date at a fair value of $6.1 million and were subsequently remeasured to a fair value of $6.4 million as of December 31, 2024. The remeasurement of the November 2024 RDO Warrants liability to a fair value of $1.4 million as of June 30, 2025 resulted in a non-cash loss of $0.3 million and a non-cash gain of $5.0 million for the three and six months ended June 30, 2025, respectively, classified within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the November 2024 RDO Warrants during the three and six months ended June 30, 2025.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The November 2024 RDO Warrants were valued using the following assumptions under the Black-Scholes valuation model:

	180 Day Warrants	1,640 Day Warrants
	December 31, 2024	June 30, 2025	December 31, 2024
Market price of public stock	$5.05	$2.09	$5.05
Exercise price	$5.34	$5.34	$5.34
Expected term (years)	0.37	3.88	4.37
Expected share price volatility	106.7%	91.9%	88.4%
Risk-free interest rate	4.22%	3.66%	4.25%
Estimated dividend yield	0%	0%	0%
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
See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Contingent Earnout Liability during the three and six months ended June 30, 2025 and 2024. The remeasurement of the Contingent Earnout Liability to a fair value of $26.7 million as of June 30, 2025 from a fair value of $71.0 million as of December 31, 2024, resulted in a non-cash loss of $5.5 million and a non-cash gain of $44.3 million for the three and six months ended June 30, 2025, respectively, compared to non-cash losses of $25.6 million and $30.2 million for the three and six months ended June 30, 2024, respectively. The remeasurement of the Contingent Earnout Liability is classified within Change in fair value of Contingent Earnout Liability in the condensed consolidated statements of operations and comprehensive loss. The assumptions utilized in the calculations of fair value were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield.
Assumptions used in the valuations are described below:

	June 30, 2025	December 31, 2024
Current stock price	$2.09	$5.05
Expected share price volatility	83.9%	84.8%
Risk-free interest rate	4.24%	4.58%
Estimated dividend yield	0%	0%
Expected term (years)	10.00	10.00

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Stock-based Compensation
At Closing, the 2021 Long-Term Incentive Plan, (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan (the “ESPP”) became effective. Under the 2021 Plan, the Company can grant non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance awards and other forms of awards. Under the ESPP, when and if implemented, eligible employees will be permitted to purchase shares of Common Stock at the lower of 85% of the closing trading price per share of Common Stock on the first day of the offering or 85% of the closing trading price per share on the exercise date, which will occur on the last day of each offering.
The 2021 Plan and ESPP provide that on January 1 of each year, the 2021 Plan and the ESPP reserve will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. The 2021 Plan share reserve automatically increased on January 1, 2024 by 5,183,686 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2023. The 2021 Plan share reserve automatically increased on January 1, 2025 by 6,501,375 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2024. Since the inception of the ESPP, the Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the ESPP. Effective April 17, 2025, the Company’s board of directors reduced the number of shares reserved under the ESPP to zero shares of Common Stock. As of June 30, 2025, 7,198,346 shares of Common Stock were available under the 2021 Plan.
Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, following the Closing, no further awards were granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger, but otherwise retained their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of June 30, 2025, 13,821,684 and 3,555,671 shares of Common Stock remain reserved for outstanding options issued under the 2021 Plan and the 2015 Plan, respectively, and there were no shares of Common Stock outstanding under the 2005 Plan. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any outstanding awards and any awards available for grant under the 2021 Plan.
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
The Company estimated the fair value of the stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Estimated dividend yield	0%	0%	0%	0%
Expected share price volatility (weighted average and range, if applicable)	94.8% 94.7% to 95.0%	91.6%	92.8% 92.2% to 95.0%	91.5% 90.8% to 91.6%
Risk-free interest rate (weighted average and range, if applicable)	4.14% 4.06% to 4.26%	4.31% 4.24% to 4.41%	4.38% 4.04% to 4.45%	4.28% 4.07% to 4.41%
Expected term of options (in years)	6.25	6.25	6.25	6.25
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
The following table shows a summary of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Research and development	$900	$729	$2,049	$1,475
Selling, general and administrative	1,534	708	2,872	1,416
Total	$2,434	$1,437	$4,921	$2,891

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Approximately $0.1 million of stock-based compensation was capitalized to inventory as of June 30, 2025. As of June 30, 2025, unrecognized stock-based compensation cost for options was $30.3 million and is expected to be recognized over a weighted-average period of 2.9 years.
A summary of option activity under the Company’s stock option plans during the six months ended June 30, 2025 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2024	12,274,139	$4.96	7.7	$16,202
Granted	7,118,787	$4.08
Exercised	(15,514)	$3.63
Forfeited	(2,000,057)	$4.22
Options outstanding at June 30, 2025	17,377,355	$4.69	7.9	$—
Vested and exercisable, June 30, 2025	6,671,661	$5.92	5.9	$—
Vested and expected to vest, June 30, 2025	17,377,355	$4.69	7.9	$—
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of June 30, 2025. The Company’s effective federal and state tax rate for the three and six months ended June 30, 2025 and 2024 was 0%, primarily as a result of utilizing net operating losses for the fiscal year to date offset by the decrease in the valuation allowance against the related deferred tax asset.
The Company did not record any income tax expense or benefit during the three and six months ended June 30, 2025 and 2024. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.
Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. OBBBA amends the U.S. tax law including provisions related to bonus depreciation, domestic research and development expenses, and limitations on interest deductions. The Company is currently evaluating the impact of the OBBBA on its financial statements.

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
In December 2024, the FDA approved the Company’s BLA for urgent arterial repair following extremity vascular trauma when autologous vein use is not feasible. Based on the achievement of this milestone under the Duke License Agreement, the Company recorded $0.5 million of license expense payable in accrued expenses in the Company’s condensed consolidated balance sheets as of both June 30, 2025 and December 31, 2024. Other payments to Duke under the Duke License Agreement were immaterial during the periods presented.

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
The Company received the first milestone payment of $80 thousand in April 2023 upon execution of the JDRF Agreement. In May 2024, the Company received the second milestone payment of $90 thousand and the third milestone payment of $150 thousand, based upon the achievement of certain research and development milestones specified in the JDRF Agreement. As of June 30, 2025, the Actual Award totaled $320 thousand.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The JDRF Agreement expires on the date on which the Company has paid all of the royalty payments described above. Either party may terminate the JDRF Agreement for cause by providing the other party with written notice and allowing the other party 30 days to cure such breach. JDRF may terminate the JDRF Agreement without cause by providing 90 days’ notice to the Company at any time after April 1, 2024. Royalties based on previously received milestone payments would remain due after a termination by JDRF without cause. As the royalties are contractually required to be paid upon achieving these milestones even after the termination of the JDRF Agreement, the Company determined that the JDRF Actual Award payments are to be classified as a liability in the condensed consolidated balance sheets. The JDRF liability related to the Actual Award payments is reported at amortized cost and is included in other long-term liabilities in the condensed consolidated balance sheets. As of both June 30, 2025 and December 31, 2024, the carrying value of the JDRF liability was $0.3 million. There was an insignificant amount of interest expense related to the JDRF liability recorded during the three and six months ended June 30, 2025 and June 30, 2024.
Workforce Reduction
On April 28, 2025, the Company implemented a cost reduction action to reduce its workforce by 30 employees, cease recruitment of additional planned new hires, and reduce other operating expenses. The Company undertook these cost reductions to improve cash runway and to better align the Company’s organizational structure with its top business objectives. Employee severance costs associated with this action were $0.7 million, which were expensed during the second quarter of 2025. Employee severance costs included $0.6 million recognized in research and development expenses and $0.1 million recognized in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive income (loss). Of the total severance costs, $0.6 million were paid during the second quarter of 2025. The remaining accrued severance obligation was less than $0.1 million as of June 30, 2025 and is expected to be paid during the third quarter of 2025. There are no further costs associated with this cost reduction action expected to be incurred in the future.
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
On November 18, 2024, James A. Cutshall filed a putative class action lawsuit, captioned Cutshall v. Humacyte, Inc., et al., No. 1:24-cv-00954 (the “Securities Litigation”), against the Company and certain of the Company’s officers in the United States District Court for the Middle District of North Carolina. The complaint in the Securities Litigation (the “Initial Complaint”) asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons and entities that purchased or otherwise acquired securities of the Company between May 10, 2024 and October 17, 2024, based on allegations that the defendants made or were responsible for false or misleading statements and omissions related to the BLA for the vascular trauma indication and to alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility. The Initial Complaint seeks a variety of relief, including unspecified compensatory damages, attorneys fees and costs. On January 31, 2025, the court appointed co-lead plaintiffs. On May 22, 2025, the co-lead plaintiffs filed the amended complaint in the Securities Litigation. The amended complaint expands the putative class to include persons and entities that purchased or otherwise acquired securities of the Company between August 14, 2023 and March 25, 2025. It alleges that the defendants made or were responsible for false or misleading statements and omissions related to the safety of Symvess, alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility, and the Company’s financial condition and liquidity. On July 25, 2025, defendants moved to dismiss the amended complaint in its entirety and with prejudice. Co-lead plaintiffs’ opposition to defendants’ motion to dismiss is due on or before September 25, 2025, and defendants’ reply in support of their motion to dismiss is due on or before October 31, 2025.

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
On December 19, 2024, the Company received a demand letter (the “2024 Demand Letter”) from a purported stockholder of the Company, demanding that the Board assert claims against certain of the Company’s current or former officers and directors for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, aiding and abetting, violations of Section 14(a) of the Exchange Act, and insider trading, based on a variety of allegations including claims that the Company’s current and former officers and directors are responsible for any damages sustained by the Company as a result of the Securities Litigation. On January 24, 2025, the Board appointed a demand evaluation committee to evaluate the claims made in the 2024 Demand Letter and report back to the full Board. On February 19, 2025, the purported stockholder who sent the 2024 Demand Letter filed a stockholder derivative action in the United States District Court for the Middle District of North Carolina, captioned Olson v. Niklason, et al., No. 1:25-cv-00123 (the “Olson Action”), alleging that the Company had refused his demand. The complaint in the Olson Action asserts substantive claims and allegations that are substantially similar to those asserted in the Consolidated Derivative Action. On April 22, 2025, the parties filed a joint motion to stay the Olson Action pending final resolution of the Securities Litigation. On April 24, 2025, the court granted the parties’ joint motion to stay the Olson Action.
On May 19, 2025, the Company received a demand letter (the “2025 Demand Letter”) from a purported stockholder of the Company, making demands and stating allegations substantially similar to those in the 2024 Demand Letter. The letter was referred to the demand evaluation committee for evaluation.
On June 9, 2025, a putative stockholder of the Company filed a verified stockholder derivative action in the United States District Court for the District of Delaware, captioned Dusci v. Bamforth, et al., No. 1:25-cv-00722 (the “Dusci Action”). The complaint in the Dusci Action asserts substantive claims and allegations that are substantively similar to those asserted in the Consolidated Derivative Action and Olson Action.
The Company disputes all claims asserted against it in the Securities Litigation and disputes that the plaintiffs in the Consolidated Derivative Action, the Dusci Action and Olson Action have standing to assert claims derivatively on its behalf. The Company is currently unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material. Although there can be no assurance of the outcome of these lawsuits, based on information known by management, the Company has not accrued any material liabilities related to these lawsuits in the consolidated financial statements, as a negative outcome is deemed not probable, nor is any range of loss estimable as of June 30, 2025. Since the outcome of these matters cannot be predicted with certainty, any associated costs could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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
As of June 30, 2025, there was an insignificant amount of royalties payable to Fresenius Medical Care based on the Company’s product revenue recognized during the three and six months ended June 30, 2025.
Agreements with Frenova Renal Research
In June 2024, the Company entered into a master services agreement with Frenova Renal Research (“Frenova”), a subsidiary of Fresenius Medical Care, that sets forth the terms by which the Company may engage Frenova to provide certain services for projects, with the services for each project being described in a separate statement of work. As of June 30, 2025, Frenova was engaged to perform clinical research services related to the Company’s V012 Phase 3 clinical trial. During each of the three and six months ended June 30, 2025, amounts expensed in relation to this agreement with Frenova were approximately $0.1 million. There was $0.1 million and an insignificant amount payable to Frenova as of June 30, 2025 and December 31, 2024, respectively, included in accrued expenses on the Company’s condensed consolidated balance sheets.
In July 2024, the Company entered into a service agreement with Fresenius Medical Care Deutschland GmbH (“Fresenius GmbH”), which provides medical scientific research services through Frenova. Frenova agreed to conduct a study to review patient data of adult hemodialysis patients who received treatment in certain European countries at dialysis centers that are part of Fresenius Medical Care AG. Fresenius Medical Care AG is the German parent company of Fresenius GmbH and ultimately of Fresenius Medical Care. During the three and six months ended June 30, 2025, there was no expense recognized in relation to this agreement with Fresenius GmbH. As of June 30, 2025, there was $0.1 million payable to Fresenius GmbH included in accounts payable on the Company’s condensed consolidated balance sheets. As of December 31, 2024, there was less than $0.1 million payable to Fresenius GmbH included in accounts payable and less than $0.1 million payable to Fresenius GmbH included in accrued expenses on the Company’s condensed consolidated balance sheets.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Arrangements with Yale University
The Company’s President and Chief Executive Officer, Laura Niklason M.D., PhD., serves as an Adjunct Professor in Anesthesia at Yale University. As of June 30, 2025 and December 31, 2024, the Company was a party to license agreements with Yale University as described in Note 11 — Commitments and Contingencies above. Amounts expensed in relation to the license agreements with Yale University were insignificant during the three and six months ended June 30, 2025 and 2024. There was an insignificant amount payable to Yale as of both June 30, 2025 and December 31, 2024 included in accounts payable on the Company’s condensed consolidated balance sheets.

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
Unless the context indicates otherwise, references in this Quarterly Report to the “Company,” “Humacyte,” “we,” “us,” “our” and similar terms refer to Humacyte, Inc. (formerly known as Alpha Healthcare Acquisition Corp.) and its consolidated subsidiaries (Humacyte Global, Inc. and Humacyte Europe Limited) following the Merger (defined below).
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
We are initially using our proprietary, scientific technology platform to engineer and manufacture ATEVs. On December 19, 2024, the FDA granted full approval for the ATEV under the brand name SymvessTM for use in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible. Our ATEVs are designed to be easily implanted into any patient without inducing a foreign body response or leading to immune rejection. We are developing a portfolio, or “cabinet”, of ATEVs with varying diameters and lengths. The ATEV cabinet would initially target the vascular repair, reconstruction and replacement market, including use in vascular trauma, AV access for hemodialysis and PAD. We are also developing the ATEV for CABG and pediatric heart surgery. Over the longer term, we are developing our ATEV for the delivery of cellular therapies, including pancreatic islet cell transplantation to treat Type 1 diabetes (our BioVascular Pancreas or BVP). We will continue to explore the application of our technology across a broad range of markets and indications, including the development of urinary conduit, trachea, esophagus and other novel cell delivery systems.
For the ATEV, we believe there is substantial clinical demand for safe and effective vascular conduits to replace and repair blood vessels throughout the body. Vascular injuries resulting from trauma are common in civilian and military populations, frequently resulting in the loss of either life or limb. Existing treatment options in the vascular repair, reconstruction and replacement market include the use of autologous vessels and synthetic grafts, which we believe suffer from significant limitations. For example, the use of autologous veins to repair traumatic vascular injuries can lead to significant morbidity associated with the surgical wounds created for vein harvest and prolonged times to restore blood flow to injured limbs, leading to an increased risk of complications such as amputation and reperfusion injury. In addition, in many instances of vascular trauma the patient may not have adequate vein available, or the time between injury and treatment is too long to make autologous graft repair feasible. Synthetic grafts are often contraindicated in the setting of vascular trauma due to wound contamination that contributes to higher infection risk and can lead to prolonged hospitalization and limb loss. Given the competitive advantages our ATEVs are designed to have over existing vascular substitutes, we believe that ATEVs have the potential to become the standard of care and lead to improved patient outcomes and lower healthcare costs.

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
In September 2023, we announced positive topline results from our V005 Phase 2/3 trial in vascular trauma, and in December 2023, we filed a BLA for urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated, and autologous vein use is not feasible. In February 2024, the FDA accepted the BLA filing, granted priority review and set a Prescription Drug User Fee Act date of August 10, 2024. On August 9, 2024, the FDA informed us that it required additional time to complete its review of the BLA for the vascular trauma indication. On December 19, 2024, the FDA granted full approval for Symvess (acellular tissue engineered vessel-tyod) for use in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible. In February 2025, the FDA completed its required review of commercial batch information for Symvess and authorized us to commence commercial shipments and we shipped our first commercial products in March 2025.
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
We have incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $684.5 million and $686.0 million, respectively, and working capital of $30.6 million and $27.9 million, respectively. Our operating losses were approximately $29.7 million and $52.9 million for the three and six months ended June 30, 2025, respectively, and $29.5 million and $56.1 million for the three and six months ended June 30, 2024, respectively.
Net cash flows used in operating activities were $55.0 million and $48.6 million during the six months ended June 30, 2025 and 2024, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we begin to commercialize Symvess and advance our product candidates.
As of June 30, 2025, we had cash and cash equivalents of $38.0 million and restricted cash of $50.4 million. We believe our cash and cash equivalents on hand and existing capacity under our Common Stock Purchase Agreement will be sufficient to fund operations for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this assessment.
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
Recent Developments
On April 28, 2025, we implemented a cost reduction action to reduce our workforce by 30 employees, cease recruitment of additional planned new hires, and reduce other operating expenses. Substantially all of the employees impacted by this plan were notified beginning May 7, 2025. We undertook these cost reductions to improve cash runway and to better align the Company’s organizational structure with its top business objectives. We incurred aggregate charges representing one-time cash expenditure for severance and other employee termination benefits of approximately $0.7 million during the second quarter of 2025, of which $0.6 million was recognized in research and development expenses and $0.1 million was recognized in selling, general and administrative expenses on our condensed consolidated statements of operations and comprehensive income (loss). Humacyte estimates that it will incur savings due to the workforce and other operating cost reductions, and reduced capital expenditures, net of termination severance and benefits, totaling approximately $13.8 million in 2025 and up to approximately $38.0 million in 2026.
In October 2024, we submitted a New Technology Add-On Payment (“NTAP”) application for Symvess to the Centers for Medicare and Medicaid Services (“CMS”). In July 2025, CMS declined to approve our NTAP application. We may engage in discussions with CMS regarding the application, but there is no guarantee that CMS will reverse its decision within a given timeframe, or at all. We believe that the potential impact of the NTAP on commercial success is limited as only approximately 4.3% of vascular trauma patients are covered under Medicare reimbursement.
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
Prior to the recent commercialization of the ATEVs in the vascular trauma indication, all of our revenue was derived from government and other grants. From inception through June 30, 2025, we have been awarded grants, including grants from the California Institute of Regenerative Medicine (“CIRM”), the National Institutes of Health (“NIH”), and the Department of Defense, to support our development, production scaling and clinical trials of our product candidates.

We may generate revenue in the future from government and other grants, payments from future license or collaboration agreements and from product sales of our ATEVs in the vascular trauma indication and any of our product candidates that receive marketing approval. We expect that any revenue we generate will fluctuate from quarter to quarter. If we fail to complete the development of, or obtain marketing approval for, our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
Cost of goods sold
We have inventory for which the production costs were recorded as an expense in 2024 prior to FDA approval. We expect cost of goods sold to normalize after utilization of this inventory. If market acceptance of Symvess does not occur at all or on a timely basis prior to the inventory shelf-life expiration, we may be required to write-off some or all inventory, which could affect our financial requirements and financial results. Cost of goods sold includes overhead related to unused production capacity, which was recorded as an expense during the three and six months ended June 30, 2025, as well as royalties expense based on our product revenue.
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
The majority of our research and development resources are currently focused on our Phase 2 and 3 clinical trials for our 6 millimeter ATEV and other work needed to obtain marketing approval for our 6 millimeter ATEV for use in AV access in hemodialysis and PAD in the United States. We have incurred and expect to continue to incur significant expenses in connection with these and our other clinical development efforts, including expenses related to regulatory filings, trial enrollment and conduct, data analysis, patient follow up and study report generation for our Phase 2 and Phase 3 clinical trials.
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

Other Income (Expense), Net
Total other income (expense), net consists of (i) the change in fair value of the Contingent Earnout Liability that was accounted for as a liability as of the date of the Merger, and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents, (iii) interest expense incurred on the Purchase Agreement (defined above) and finance leases, and (iv) the change in fair value of our derivative liabilities and asset including the private placement Common Stock warrant liabilities related to the Private Placement Warrants, which we assumed in connection with the Merger; Common Stock warrant liabilities related to our Registered Direct Offerings; the contingent derivative liability related to the Purchase Agreement; a liability related to a freestanding option agreement related to the Purchase Agreement; a derivative liability related to our agreement with JDRF; and a derivative asset related to our Common Stock Purchase Agreement, all of which are subject to remeasurement to fair value at each balance sheet date resulting in a non-cash gain or loss.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Revenue:
Product revenue, net	$100	$—	$100	100%
Contract revenue	201	—	201	100%
Total revenue	301	—	301	100%

Operating expenses:
Cost of goods sold	213	—	213	100%
Research and development	22,006	23,753	(1,747)	(7)%
Selling, general and administrative	7,809	5,746	2,063	36%
Total operating expenses	30,028	29,499	529	2%
Loss from operations	(29,727)	(29,499)	(228)	1%

Other income (expense), net
Interest income	832	1,310	(478)	(36)%
Change in fair value of Contingent Earnout Liability	(5,470)	(25,571)	20,101	(79)%
Change in fair value of derivatives	(748)	(388)	(360)	93%
Interest expense	(2,545)	(2,515)	(30)	1%
Total other expense, net	(7,931)	(27,164)	19,233	(71)%
Net loss	$(37,658)	$(56,663)	$19,005	(34)%
Revenue
Total revenue was $0.3 million for the three months ended June 30, 2025, compared to no revenue for the three months ended June 30, 2024. Revenue for the three months ended June 30, 2025 consisted of $0.1 million of product revenue from sales of Symvess in the United States and $0.2 million of revenue earned related to research and development services pursuant to a research contract with a large medical technology company.

Cost of goods sold
Cost of goods sold was $0.2 million for the three months ended June 30, 2025 and includes overhead related to unused production capacity which was recorded as an expense during the period. There was no cost of goods sold for the three months ended June 30, 2024.
Research and Development Expenses
The following table discloses the breakdown of research and development expenses for the periods indicated:

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Direct Expenses
Vascular Trauma	$185	$502	$(317)	(63)%
AV Access	1,541	2,033	(492)	(24)%
PAD	—	9	(9)	(100)%
Total	1,726	2,544	(818)	(32)%
Unallocated Expenses
External services	1,232	2,112	(880)	(42)%
Materials and supplies	8,386	6,566	1,820	28%
Payroll and personnel expenses	9,087	8,981	106	1%
Other research and development expenses	1,575	3,550	(1,975)	(56)%
Total	20,280	21,209	(929)	(4)%
Total research and development expenses	$22,006	$23,753	$(1,747)	(7)%
Research and development expenses were $22.0 million for the three months ended June 30, 2025, representing a decrease of $1.7 million, or 7%, from $23.8 million for the three months ended June 30, 2024. The decrease was driven by a $2.0 million decrease in other research and development expense related to the capitalization of overhead costs associated with the commercial manufacturing of Symvess, a $0.9 million decrease in external services and an $0.8 million decrease in clinical trials expense, partially offset by a $1.8 million increase in materials and supplies expense driven by an increase in manufacturing production runs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $7.8 million and $5.7 million for the three months ended June 30, 2025 and 2024, respectively. The increase in selling, general and administrative expenses compared to the prior period of $2.1 million, or 36%, was primarily driven by the commercial launch of Symvess and included a $1.9 million increase in payroll and personnel expenses.
Total Other Expense, net
Total other expense, net was $7.9 million for the three months ended June 30, 2025 compared to net expense of $27.2 million for the three months ended June 30, 2024. The decrease in net expense of $19.2 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from a $20.1 million decrease in the non-cash loss resulting from the remeasurement of the Contingent Earnout Liability during each period.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Revenue:
Product revenue, net	$247	$—	247	100%
Contract revenue	571	—	571	100%
Total revenue	818	—	818	100%

Operating expenses:
Cost of goods sold	360	—	360	100%
Research and development	37,424	45,017	(7,593)	(17)%
Selling, general and administrative	15,945	11,060	4,885	44%
Total operating expenses	53,729	56,077	(2,348)	(4)%
Loss from operations	(52,911)	(56,077)	3,166	(6)%
Other income (expense), net:
Interest income	1,494	2,341	(847)	(36)%
Change in fair value of Contingent Earnout Liability	44,261	(30,164)	74,425	(247)%
Change in fair value of derivatives	14,182	(328)	14,510	*
Interest expense	(5,545)	(4,331)	(1,214)	28%
Total other income (expense), net	54,392	(32,482)	86,874	(267)%
Net income (loss)	$1,481	$(88,559)	$90,040	(102)%
* Not meaningful
Revenue
Total revenue was $0.8 million for the six months ended June 30, 2025, compared to no revenue for the six months ended June 30, 2024. Revenue for the six months ended June 30, 2025 consisted of $0.2 million of product revenue from sales of Symvess in the United States and $0.6 million of revenue earned related to research and development services pursuant to a research contract with a large medical technology company.
Cost of goods sold
Cost of goods sold was $0.4 million for the six months ended June 30, 2025 and includes overhead related to unused production capacity which was recorded as an expense during the period. There was no cost of goods sold for the six months ended June 30, 2024.

Research and Development Expenses
The following table discloses the breakdown of research and development expenses for the periods indicated:

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	%
Direct Expenses
Vascular Trauma	$412	$1,465	$(1,053)	(72)%
AV Access	2,744	3,025	(281)	(9)%
PAD	—	139	(139)	(100)%
Total	3,156	4,629	(1,473)	(32)%
Unallocated Expenses
External services	2,897	3,425	(528)	(15)%
Materials and supplies	8,386	12,019	(3,633)	(30)%
Payroll and personnel expenses	18,632	18,142	490	3%
Other research and development expenses	4,353	6,802	(2,449)	(36)%
Total	$34,268	$40,388	$(6,120)	(15)%
Total research and development expenses	$37,424	$45,017	$(7,593)	(17)%
Research and development expenses were $37.4 million for the six months ended June 30, 2025, representing a decrease of $7.6 million, or 17%, from $45.0 million for the six months ended June 30, 2024. The decrease was primarily driven by a $3.6 million decrease in materials and supplies expense, primarily related to the capitalization of expenditures for inventory during the six months ended June 30, 2025 due to the commencement of commercial manufacturing to support the market launch of Symvess, a $2.4 million decrease in other research and development expenses related to the capitalization of overhead costs associated with the commercial manufacturing of Symvess and a $1.5 million decrease in clinical trials expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $15.9 million and $11.1 million for the six months ended June 30, 2025 and 2024, respectively. The increase in general and administrative expenses compared to the prior period of $4.9 million, or 44%, was primarily driven by the commercial launch of Symvess. Significant increases in expenses included a $4.1 million increase in payroll and personnel expenses and a $0.5 million increase in professional fees.
Total Other Income (Expense), net
Total other income, net was $54.4 million for the six months ended June 30, 2025, compared to net expense of $32.5 million for the six months ended June 30, 2024. The increase in net income of $86.9 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from a $74.4 million increase in the non-cash gain resulting from the remeasurement of the Contingent Earnout Liability during each period.
Liquidity and Capital Resources
Sources of Liquidity
We have historically financed our operations primarily through the sale of equity securities and convertible debt, including pursuant to the 2024 Public Offering, 2025 Public Offering, October 2024 Registered Direct Offering, November Registered Direct Offering, proceeds from the PIPE Financing that occurred in connection with the Merger, borrowings under loan facilities, the Purchase Agreement, and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $684.5 million and $686.0 million, respectively.

As of June 30, 2025 and December 31, 2024, we had working capital of $30.6 million and $27.9 million, respectively. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $38.0 million and $44.9 million, respectively, and restricted cash of $50.4 million. We funded the restricted cash account on August 14, 2024, in accordance with our amended Purchase Agreement, of which $50.0 million is not subject to our unilateral control.
As of June 30, 2025, we had $47.5 million in remaining availability for sales of Common Stock under our Common Stock Purchase Agreement with Lincoln Park and $69.3 million in remaining availability for sales of Common Stock under our ATM Facility. Subsequent to June 30, 2025, we completed sales of shares under the ATM Facility that provided net proceeds of approximately $6.4 million.
As discussed above, on April 28, 2025, we implemented a cost reduction action to reduce our workforce by 30 employees, cease recruitment of additional planned new hires, and reduce other operating expenses. We undertook these cost reductions to improve cash runway and to better align the Company’s organizational structure with its top business objectives. We believe our cash and cash equivalents on hand and existing capacity under our Common Stock Purchase Agreement will be sufficient to fund operations for at least twelve months from the issuance date of these interim financial statements. The future viability of the Company beyond that point is dependent on our ability to generate cash flows from the sale of Symvess and raise additional capital to finance our operations. See Note 1 — Organization and Description of Business to our accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our assessment. We believe that our longer-term working capital, planned research and development, capital expenditures and other general corporate funding requirements may be satisfied through the sale of equity, debt, financings, debt refinancings or restructurings or through potential collaborations with other companies, other strategic transactions or government or other grants. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the sections entitled “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report and our Annual Report. If we are unable to raise sufficient capital, we may be forced to delay, reduce, suspend or cease certain of our planned research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition.
On May 12, 2023, we entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing in respect to the further development and commercialization of our ATEV, to repay our then outstanding credit facility with SVB, and for other general corporate purposes. Pursuant to the Purchase Agreement and subject to customary closing conditions, the Purchasers have purchased certain revenue interests from us in exchange for an aggregate investment amount of up to $150.0 million. Under the terms of the Purchase Agreement, $40.0 million of the Investment Amount, less certain transaction expenses, was funded on May 12, 2023, which was used to repay in full and retire our indebtedness under the our loan agreement with SVB, with the remaining proceeds funded to the Company. On March 11, 2024, $20.0 million of the Investment Amount was funded to the Company. On December 19, 2024, the FDA granted full approval for our BLA for the vascular trauma indication, and we elected not to draw the additional $40.0 million that became available under the Purchase Agreement. As of and subsequent to December 31, 2024, we are not entitled to draw on any further installments under the Purchase Agreement. See Note 7 — Revenue Interest Purchase Agreement to the condensed consolidated financial statements for additional details about this financing transaction.
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

On September 24, 2024, we entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provides that, subject to the terms and conditions set forth in the Common Stock Purchase Agreement, we have the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. We control the timing and amount of any sales to Lincoln Park. As of June 30, 2025, we had completed sales of shares under the Common Stock Purchase Agreement that provided $2.5 million in gross proceeds, and as of June 30, 2025 we had $47.5 million in remaining availability for sales of our Common Stock under our Common Stock Purchase Agreement with Lincoln Park.
On October 4, 2024, we entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased approximately $30.0 million of Common Stock and warrants in the October 2024 Registered Direct Offering. The net proceeds to us from the October 2024 Registered Direct Offering were approximately $28.0 million, after deducting placement agent’s fees and offering expenses of approximately $2.0 million. The October 2024 Registered Direct Offering closed on October 7, 2024.
On November 13, 2024, we entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased approximately $15.0 million of Common Stock and warrants in the November 2024 Registered Direct Offering. The net proceeds to us from the November 2024 Registered Direct Offering were approximately $14.9 million after deducting offering expenses of approximately $0.1 million. The November 2024 Registered Direct Offering closed on November 15, 2024.
On March 25, 2025, we entered into an underwriting agreement in connection with the 2025 Public Offering. The net proceeds to us from the 2025 Public Offering were approximately $46.7 million, after deducting underwriting discounts and commissions and offering expenses. The 2025 Public Offering closed on March 27, 2025.
ATM Facility
On September 1, 2022, we entered into the ATM Facility for the sale from time to time of up to $80.0 million of shares of Common Stock. As of June 30, 2025, we have sold an aggregate of 2,633,466 shares of Common Stock under the ATM Facility at an average price of $4.08 per share for net proceeds of approximately $10.4 million after deducting sales commissions of approximately $0.3 million. As of June 30, 2025, we had $69.3 million in remaining availability for sales of Common Stock under the ATM Facility. From June 30, 2025 through August 8, 2025, the Company sold an aggregate of 2,492,410 shares of Common Stock under the ATM Facility at an average price of $2.64 for net proceeds of approximately $6.4 million, after deducting sales commissions of approximately $0.2 million.
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
As of June 30, 2025, we had non-cancellable purchase commitments of $24.3 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University, a distribution agreement with Fresenius Medical Care and our JDRF Agreement. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at June 30, 2025. For additional information regarding our agreement with Fresenius Medical Care, see Note 12 — Related Party Transactions to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report. For additional information regarding our agreements with Duke University, Yale University and JDRF, see Note 11 — Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.

Revenue Interest Purchase Agreement
On May 12, 2023, we entered into the Purchase Agreement and repaid in full all of the then-existing obligations under our loan agreement with SVB. Under the Purchase Agreement, as of June 30, 2025, we had $68.5 million recorded as a revenue interest liability on our condensed consolidated financial statements. For additional information regarding repayment, see Note 7 — Revenue Interest Purchase Agreement to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Leases
Our finance leases relate to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018 and is being leased through May 2033, and our operating lease relates to the land lease associated with our headquarters. Our future contractual obligations under our lease agreements as of June 30, 2025 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$19,339	$4,260	$5,945	$4,516	$4,618
Operating lease	731	105	210	211	205
Future Funding Requirements
We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) commercialize Symvess and seek marketing approval for Symvess in additional indications and for our product candidates in the United States and to obtain marketing approval for our 6 millimeter ATEV outside of the United States, (ii) continue clinical development of our 6 millimeter ATEV for use in hemodialysis AV access and submit a BLA for FDA approval of an indication in AV access for hemodialysis, (iii) advance our pipeline in major markets, including PAD Phase 3 trials and continue preclinical development and advance to planned clinical studies in CABG and BVP for diabetes, and (iv) expand our manufacturing facility as required to satisfy market demand. We will need additional funding in connection with these activities.
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
Cash Flows
The following table shows a summary of our cash flows for each of the periods shown below:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Net income (loss)	$1,481	$(88,559)
Non-cash adjustments to reconcile net income (loss) to net cash used in operating activities(1):	(45,533)	40,523
Changes in operating assets and liabilities:	(10,962)	(602)
Net cash used in operating activities	(55,014)	(48,638)
Net cash used in investing activities	(796)	(575)
Net cash provided by financing activities	48,905	62,328
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,905)	$13,115
Cash, cash equivalents and restricted cash at the beginning of the period	$95,290	$80,801
Cash, cash equivalents and restricted cash at the end of the period	$88,385	$93,916
___________________________
(1) Primarily includes depreciation, amortization related to our leases, stock-based compensation expense, non-cash interest expense related to our revenue interest liability and our JDRF Award liability, and the changes in fair value of our Contingent Earnout Liability and our derivative liabilities and asset.
Cash Flow from Operating Activities
The increase in net cash used in operating activities from the six months ended June 30, 2024 to the six months ended June 30, 2025 was primarily due to increased spending on preclinical, clinical and commercial activities as well as payroll and personnel expenses, expansion of clinical development of the ATEV for use in AV access, and our commercial launch of Symvess.

Cash Flow from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 and June 30, 2024 consisted of purchases of property and equipment.
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 consisted primarily of $46.7 million of net proceeds from our 2025 Public Offering. Net cash provided by financing activities for the six months ended June 30, 2024 consisted primarily of $43.0 million of net proceeds from our 2024 Public Offering and $19.5 million of proceeds from the Purchase Agreement.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act (“Regulation S-K”), and may continue to qualify as such even after we no longer qualify as an emerging growth company. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company if (1) the market value of Common Stock held by non-affiliates is less than $250 million as of the last business day of the second fiscal quarter, or (2) our annual revenues in our most recent fiscal year completed before the last business day of its second fiscal quarter are less than $100 million and the market value of Common Stock held by non-affiliates is less than $700 million as of the last business day of the second fiscal quarter.

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
As of June 30, 2025, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On November 18, 2024, James A. Cutshall filed a putative class action lawsuit, captioned Cutshall v. Humacyte, Inc., et al., No. 1:24-cv-00954 (the “Securities Litigation”), against the Company and certain of the Company’s officers in the United States District Court for the Middle District of North Carolina. The complaint in the Securities Litigation (the “Initial Complaint”) asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons and entities that purchased or otherwise acquired securities of the Company between May 10, 2024 and October 17, 2024, based on allegations that the defendants made or were responsible for false or misleading statements and omissions related to the BLA for the vascular trauma indication and to alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility. The Initial Complaint seeks a variety of relief, including unspecified compensatory damages, attorneys fees and costs. On January 31, 2025, the court appointed co-lead plaintiffs. On May 22, 2025, the co-lead plaintiffs filed the amended complaint in the Securities Litigation. The amended complaint expands the putative class to include persons and entities that purchased or otherwise acquired securities of the Company between August 14, 2023 and March 25, 2025. It alleges that the defendants made or were responsible for false or misleading statements and omissions related to the safety of Symvess, alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility, and the Company’s financial condition and liquidity. On July 25, 2025, defendants moved to dismiss the amended complaint in its entirety and with prejudice. Co-lead plaintiffs’ opposition to defendants’ motion to dismiss is due on or before September 25, 2025, and defendants’ reply in support of their motion to dismiss is due on or before October 31, 2025.
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
On December 19, 2024, the Company received a demand letter (the “2024 Demand Letter”) from a purported stockholder of the Company, demanding that the Board assert claims against certain of the Company’s current or former officers and directors for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, aiding and abetting, violations of Section 14(a) of the Exchange Act, and insider trading, based on a variety of allegations including claims that the Company’s current and former officers and directors are responsible for any damages sustained by the Company as a result of the Securities Litigation. On January 24, 2025, the Board appointed a demand evaluation committee to evaluate the claims made in the 2024 Demand Letter and report back to the full Board. On February 19, 2025, the purported stockholder who sent the 2024 Demand Letter filed a stockholder derivative action in the United States District Court for the Middle District of North Carolina, captioned Olson v. Niklason, et al., No. 1:25-cv-00123 (the “Olson Action”), alleging that the Company had refused his demand. The complaint in the Olson Action asserts substantive claims and allegations that are substantially similar to those asserted in the Consolidated Derivative Action. On April 22, 2025, the parties filed a joint motion to stay the Olson Action pending final resolution of the Securities Litigation. On April 24, 2025, the court granted the parties’ joint motion to stay the Olson Action.
On May 19, 2025, the Company received a demand letter (the “2025 Demand Letter”) from a purported stockholder of the Company, making demands and stating allegations substantially similar to those in the 2024 Demand Letter. The letter was referred to the demand evaluation committee for evaluation.
On June 9, 2025, a putative stockholder of the Company filed a verified stockholder derivative action in the United States District Court for the District of Delaware, captioned Dusci v. Bamforth, et al., No. 1:25-cv-00722 (the “Dusci Action”). The complaint in the Dusci Action asserts substantive claims and allegations that are substantively similar to those asserted in the Consolidated Derivative Action and Olson Action.

The Company disputes all claims asserted against it in the Securities Litigation and disputes that the plaintiffs in the Consolidated Derivative Action, the Dusci Action and Olson Action have standing to assert claims derivatively on its behalf. The Company is currently unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material.
See the section “Legal Matters” contained in Note 11 — Commitments and Contingencies in the notes to our accompanying condensed consolidated financial statements for additional information.
Item 1A. Risk Factors
Our risk factors are disclosed in Part I, Item 1A of our Annual Report. There have been no material changes during the six months ended June 30, 2025 from, or updates to, the risk factors discussed in Part I, Item 1A, Risk Factors of our Annual Report, except as follows:
We may not successfully execute or achieve the expected benefits of cost-saving measures that we have taken or may take in the future, and our efforts may result in further actions or additional asset impairment charges and adversely affect our business.
On April 28, 2025, we implemented a cost reduction action to reduce our workforce by 30 employees, cease recruitment of additional planned new hires, and reduce other operating expenses. We undertook these cost reductions to improve our cash runway and to better align our organizational structure with our top business objectives. From time to time, we also take actions intended to address the short-term health of our business as well as our long-term objectives based on our current estimates, assumptions and forecasts. These measures are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we are taking in connection with our current cost saving measures and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Implementation of our current and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. Certain aspects of the cost saving measures, such as severance costs in connection with reducing our headcount, could negatively impact our cash flows. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or any of our strategic initiatives could result in reputation harm and could diminish confidence in, and the use of, our ATEVs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

Director and Officer Trading Arrangements
On April 14, 2025, Dale Sander, the Company’s Chief Financial Officer, terminated a trading arrangement for the sale of Common Stock that is intended to satisfy the affirmative defense conditions provided by Rule 10b5-1(c) under the Exchange Act. (a “10b5-1 Plan”) that was adopted on September 13, 2024 (the “2024 Sander 10b5-1 Plan”). The 2024 Sander 10b5-1 Plan provided for the sale of up to 189,860 shares of Common Stock, and would have expired on September 12, 2025 if not earlier terminated. As of the date of termination, Mr. Sander had not sold any shares of Common Stock pursuant to the terms of the 2024 Sander 10b5-1 Plan.
On May 12, 2025, a 10b5-1 Plan that Yang (Cindy) Cao, the Company’s Chief Regulatory Officer, adopted on May 14, 2024 (the “2024 Cao 10b5-1 Plan”) automatically terminated. The 2024 Cao 10b5-1 Plan provided for the sale of up to 18,503 shares of Common Stock. As of the date of termination, Dr. Cao had not sold any shares of Common Stock pursuant to the terms of the 2024 Cao 10b5-1 Plan.
On May 20, 2025, Dr. Cao adopted a 10b5-1 Plan (the “2025 Cao 10b5-1 Plan”). The 2025 Cao 10b5-1 Plan provides for a first possible trade date of August 18, 2025 and terminates automatically on the earlier of the execution of all trades contemplated by the 2025 Cao 10b5-1 Plan, or May 20, 2026. The 2025 Cao 10b5-1 Plan provides for the sale of up to 41,944 shares of Common Stock pursuant to its terms.
On April 20, 2025, William (B.J.) Scheessele, the Company’s Chief Commercial Officer, terminated a 10b5-1 Plan that was adopted on September 12, 2024 (the “2024 Scheessele 10b5-1 Plan”). The 2024 Scheessele 10b5-1 Plan provided for the exercise of options to purchase up to 89,050 shares of Common Stock and the related sale of up to 85,900 shares of Common Stock. As of the date of termination, Mr. Scheessele had not sold any shares of Common Stock pursuant to the terms of the 2024 Scheessele 10b5-1 Plan.
On June 12, 2025, Mr. Scheessele adopted a 10b5-1 Plan (the “2025 Scheessele 10b5-1 Plan”). The 2025 Scheessele 10b5-1 Plan provides for a first possible trade date of September 11, 2025 and terminates automatically on the earlier of the execution of all trades contemplated by the 2025 Scheessele 10b5-1 Plan, or June 12, 2026. The 2025 Scheessele 10b5-1 Plan provides for the exercise of options to purchase up to 89,050 shares of Common Stock and the related sale of up to 85,900 shares of Common Stock pursuant to its terms.
Other than as disclosed above, during the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Humacyte, Inc. (incorporated by reference to Exhibit 3.1 to Humacyte, Inc.’s Current Report on Form 8-K, filed with the SEC on June 11, 2025).

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

101*
The following materials from Humacyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Notes to Condensed Consolidated Financial Statements (unaudited), and (vi) Cover Page.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 11th day of August, 2025.

HUMACYTE, INC.
Date: August 11, 2025	By:	/s/ Laura E. Niklason, M.D., Ph.D.
		Name:	Laura E. Niklason, M.D., Ph.D.
		Title:	President and Chief Executive Officer

	By:	/s/ Dale A. Sander
		Name:	Dale A. Sander
		Title:	Chief Financial Officer, Chief Corporate Development Officer and Treasurer