Form 10-Q
period 2025-09-30
Humacyte, Inc.
filed 2025-11-12
CIK 1818382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2025, 187,271,321 shares of common stock, par value $0.0001, were issued and outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Humacyte, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands except for share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$19,488	$44,937
Inventory	18,418	—
Accounts receivable	1,078	180
Prepaid expenses and other current assets	2,367	2,742
Total current assets	41,351	47,859

Restricted cash	209	50,209
Property and equipment, net	19,857	23,063
Finance lease right-of-use assets, net	29,420	15,490
Other long-term assets	672	1,251
Total assets	$91,509	$137,872

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$9,575	$4,490
Accrued expenses	10,264	11,424
Finance lease obligation, current portion	2,670	2,917
Revenue interest liability, current portion	3,072	885
Other current liabilities	—	238
Total current liabilities	25,581	19,954

Revenue interest liability, net of current portion	17,674	63,354
Contingent Earnout Liability	21,807	70,961
Finance lease obligation, net of current portion	27,155	13,620
Common stock warrant liabilities	3,234	19,254
Contingent derivative liability	289	2,415
Other long-term liabilities	520	983
Total liabilities	96,260	190,541

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of September 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 350,000,000 and 250,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 158,835,303 and 130,027,509 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	16	13
Additional paid-in capital	697,277	633,333
Accumulated deficit	(702,044)	(686,015)
Total stockholders’ equity (deficit)	(4,751)	(52,669)
Total liabilities and stockholders’ equity (deficit)	$91,509	$137,872
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands except for share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue:
Product revenue, net	$703	$—	$950	$—
Contract revenue	50	—	621	—
Total revenue	753	—	1,571	—

Operating expenses:
Cost of goods sold	260	—	620	—
Research and development	17,273	22,926	54,697	67,943
Selling, general and administrative	7,610	7,307	23,555	18,367
Total operating expenses	25,143	30,233	78,872	86,310
Loss from operations	(24,390)	(30,233)	(77,301)	(86,310)

Other income (expense), net:
Interest income	590	911	2,084	3,252
Change in fair value of Contingent Earnout Liability	4,893	(8,489)	49,154	(38,653)
Change in fair value of derivatives	4,009	1,047	18,191	719
Interest expense	(2,612)	(2,438)	(8,157)	(6,769)
Total other income (expense), net	6,880	(8,969)	61,272	(41,451)
Net loss and comprehensive loss	$(17,510)	$(39,202)	$(16,029)	$(127,761)

Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.33)	$(0.11)	$(1.10)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	158,313,290	119,408,565	148,514,044	115,623,616
The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(unaudited)
(in thousands except for share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2024	130,027,509	$13	$633,333	$(686,015)	$(52,669)
Issuance of stock in public offering, net of issuance costs	25,000,000	3	46,657	—	46,660
Issuance of stock under ATM Facility, net of issuance costs	75,793	—	370	—	370
Proceeds from the exercise of stock options	15,514	—	56	—	56
Stock-based compensation	—	—	2,487	—	2,487
Net income	—	—	—	39,139	39,139
Balance as of March 31, 2025	155,118,816	$16	$682,903	$(646,876)	$36,043
Issuance of stock under ATM Facility, net of issuance costs	1,224,077	—	3,233	—	3,233
Stock-based compensation	—	—	2,434		2,434
Net loss	—	—	—	(37,658)	(37,658)
Balance as of June 30, 2025	156,342,893	$16	$688,570	$(684,534)	$4,052
Issuance of stock under ATM Facility, net of issuance costs	2,492,410		6,197	—	6,197
Stock-based compensation	—	—	2,510	—	2,510
Net loss	—	—	—	(17,510)	(17,510)
Balance as of September 30, 2025	158,835,303	$16	$697,277	$(702,044)	$(4,751)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	103,673,728	$10	$550,850	$(537,314)	$13,546
Issuance of stock in public offering, net of issuance costs	15,410,000	2	43,044	—	43,046
Proceeds from the exercise of stock options	625	—	2	—	2
Stock-based compensation	—	—	1,454	—	1,454
Net loss				(31,896)	(31,896)
Balance as of March 31, 2024	119,084,353	$12	$595,350	$(569,210)	$26,152
Proceeds from the exercise of stock options	263,335	—	787	—	787
Stock-based compensation	—	—	1,437	—	1,437
Net loss	—	—	—	(56,663)	(56,663)
Balance as of June 30, 2024	119,347,688	$12	$597,574	$(625,873)	$(28,287)
Issuance of commitment shares pursuant to Common Stock Purchase Agreement	115,705	—	708	—	708
Proceeds from sale of stock under Common Stock Purchase Agreement	200,000	—	1,013	—	1,013
Proceeds from the exercise of stock options	179,547		495	—	495
Stock-based compensation			1,552	—	1,552
Net loss				(39,202)	(39,202)
Balance as of September 30, 2024	119,842,940	$12	$601,342	$(665,075)	$(63,721)

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(16,029)	$(127,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,987	3,819
Stock-based compensation expense	7,283	4,443
Change in fair value of Contingent Earnout Liability	(49,154)	38,653
Non-cash interest expense	6,655	5,606
Change in fair value of derivatives	(18,191)	(719)
Amortization expense	1,570	1,563
Non-cash operating lease costs	44	39
Changes in operating assets and liabilities:
Accounts receivable	(898)	—
Inventory	(18,270)	—
Prepaid expenses and other current assets	441	396
Accounts payable	5,134	475
Accrued expenses	(1,446)	1,980
Operating lease obligation	(44)	(39)
Net cash used in operating activities	(78,918)	(71,545)

Cash flows from investing activities
Purchase of property and equipment	(845)	(1,509)
Net cash used in investing activities	(845)	(1,509)

Cash flows from financing activities
Proceeds from issuance of stock in public offering, net of underwriting fees	47,000	43,396
Payments of costs related to public offering	(340)	(350)
Proceeds from issuance of stock under ATM Facility, net of issuance costs	9,800	—
Proceeds from sale of stock under Common Stock Purchase Agreement	—	1,013
Proceeds from the exercise of stock options	56	1,284
Proceeds from JDRF Agreement	—	240
Payments of finance lease principal	(2,157)	(1,906)
Payments on revenue interest liability	(45)	—
Partial call payment under amended Revenue Interest Purchase Agreement	(50,000)	—
Proceeds from Revenue Interest Purchase Agreement	—	20,000
Payments of transaction costs related to Revenue Interest Purchase Agreement	—	(500)
Net cash provided by financing activities	4,314	63,177

Net decrease in cash, cash equivalents and restricted cash	(75,449)	(9,877)
Cash, cash equivalents and restricted cash at the beginning of the period	95,290	80,801
Cash, cash equivalents and restricted cash at the end of the period	$19,841	$70,924

Supplemental disclosure of noncash activities:
Increase in right-of-use assets and lease liabilities	$14,965	$—
Debt discount from embedded contingent derivative liability	$—	$1,552
Issuance of commitment shares pursuant to Common Stock Purchase Agreement	$—	$708
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
Liquidity
Since its inception in 2004, the Company has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the reverse recapitalization described below, borrowings under loan facilities, proceeds from a revenue interest purchase agreement and, to a lesser extent, through governmental and other grants. At September 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $702.0 million and $686.0 million, respectively. The Company’s operating losses were $77.3 million and $86.3 million for the nine months ended September 30, 2025 and 2024, respectively. Net cash flows used in operating activities were $78.9 million and $71.5 million during the nine months ended September 30, 2025 and 2024, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s commercial launch and other operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates and commercial operations.
As further disclosed in Note 7, on May 12, 2023, Humacyte, Inc. and Global (defined in Note 2 — Summary of Significant Accounting Policies) entered into a Revenue Interest Purchase Agreement (the “Purchase Agreement”) with two purchasers, both affiliates of Oberland Capital Management LLC (the “Purchasers”), and another affiliate of Oberland Capital Management LLC (“Oberland”), as agent for the Purchasers (the “Agent”), to obtain financing with respect to the further development and commercialization of the Company’s ATEV, to repay the Company’s then-existing credit facility with Silicon Valley Bank (“SVB”), and for other general corporate purposes. As of September 30, 2025, $20.7 million was recorded as a revenue interest liability on the condensed consolidated balance sheets.
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. On February 18, 2024, the Company reached an agreement with the Purchasers and the Agent to waive certain breaches related to, and extend the deadline for, certain post-closing obligations under the Purchase Agreement, including the requirement for the Company to deliver a leasehold mortgage in favor of the Agent over the Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers to amend the Purchase Agreement to remove requirements related to the leasehold mortgage. In exchange for removing this requirement, the Company agreed to fund an account in the amount of $54.0 million, over which the Agent has certain consent and other rights to $50.0 million of the funds. The Company funded an account with the required $54.0 million on August 14, 2024.
On September 17, 2025, Humacyte, Inc. and Global entered into a second amendment to the Purchase Agreement (the “Purchase Agreement Amendment”) with the Purchasers and the Agent to amend the Purchase Agreement. In connection with the Purchase Agreement Amendment, the Company made a $50.0 million repayment under the Purchase Agreement (the “Purchase Agreement Amendment Payment”), funded from the restricted cash previously maintained for the benefit of the Agent. As a result of the Purchase Agreement Amendment Payment, the Company is no longer obligated to maintain $50.0 million of restricted cash in an account for the benefit of the Agent unless the Purchase Agreement has not been repaid in full by December 31, 2025, at which point the Company will be required to maintain $12.5 million in such account. As of September 30, 2025, no restricted cash related to the Purchase Agreement remains on the accompanying condensed consolidated balance sheets.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As further disclosed in Note 9, on September 24, 2024, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Common Stock Purchase Agreement”). The Common Stock Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to sell to Lincoln Park shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate value of up to $50.0 million (the “Purchase Shares”) over a 24-month period. The Company controls the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. As of September 30, 2025, the Company had $47.5 million in remaining availability for sales of Common Stock under the Common Stock Purchase Agreement.
As further disclosed in Note 9, on September 1, 2022, the Company entered into an agreement with Jefferies LLC for the sale from time to time of up to $80.0 million of shares of Common Stock pursuant to a sales agreement (the “ATM Facility”). As of September 30, 2025, $62.7 million remained available under the ATM Facility.
As of September 30, 2025, the Company had available cash and cash equivalents of $19.5 million. As further disclosed in Note 12, on April 28, 2025, the Company implemented a cost reduction action to reduce its workforce by 30 employees, cease recruitment of additional planned new hires, and reduce other operating expenses. The Company undertook these cost reductions to improve its cash runway and to better align the Company’s organizational structure with its top business objectives. The Company believes its cash and cash equivalents on hand and existing capacity under its Common Stock Purchase Agreement will be sufficient to fund operations for at least twelve months from the issuance date of these interim financial statements. The future viability of the Company beyond that point is dependent on its ability to generate cash flows from the sale of Symvess and raise additional capital to finance its operations. The Company plans to seek additional funding through private or public equity financings, debt financings, debt refinancings or restructurings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Adequate capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, it could be forced to delay, reduce, suspend or cease certain of its planned research and development programs or any future commercialization efforts, which would have a negative impact on its business, prospects, operating results and financial condition.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025 and its results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other period. The December 31, 2024 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.
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
As a single reportable segment entity, the Company’s segment performance measure is consolidated net loss. Consolidated net loss is used to monitor the budget versus actual results and to help make key operating decisions such as the allocation of budget between research and development and selling, general and administrative expenses. Significant segment expenses within net income (loss) include cost of goods sold, research and development and selling, general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations. Other segment items within net income (loss) include interest income, interest expense, the change in fair value of the Company’s Contingent Earnout Liability and the change in fair value of derivatives.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Additional disaggregated significant segment expenses that are not separately presented on the Company’s condensed consolidated statements of operations are presented below.
Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Direct Expenses
Vascular Trauma	$278	$439	$690	$1,904
AV Access	1,612	1,927	4,356	4,952
PAD	—	22	—	161
Total	1,890	2,388	5,046	7,017
Unallocated Expenses
External services	1,569	1,915	4,466	5,340
Materials and supplies	4,903	5,451	13,289	17,470
Payroll and personnel expenses	8,316	9,621	26,948	27,763
Other research and development expenses	595	3,551	4,948	10,353
Total	15,383	20,538	49,651	60,926
Total research and development expenses	$17,273	$22,926	$54,697	$67,943
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
Non-cash Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Depreciation expense	$1,342	$1,289	$3,987	$3,819
Stock-based compensation expense	2,510	1,552	7,431	4,443
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In early 2025, based on the Company’s assessment of the legal and regulatory process related to Symvess, the Company concluded that it met the criteria to capitalize expenditures as inventory. The Company capitalized $18.4 million of inventory as of September 30, 2025 and none as of December 31, 2024. Inventory is stated at the lower of cost or net realizable value. The Company’s inventory is valued under the first in, first out method. The Company does not have an allowance for inventory obsolescence as of September 30, 2025. Cost of goods sold was $0.3 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, and includes overhead related to unused production capacity, which was recorded as an expense during the period, as well as royalty expense related to the Company’s product sales. There was no cost of goods sold recognized during the three and nine months ended September 30, 2024.
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
Product Revenue
The Company’s current source of product revenue has been from U.S. sales of Symvess. The Company recognizes product revenue upon delivery of Symvess to the customer. Revenue is recognized based on the price stated in the approved contract or purchase order. There are no contractual rights of returns and replacements for damaged products are provided free of charge. Accounts receivable related to product sales was approximately $0.4 million as of September 30, 2025.
Contract Revenue
Contract revenue consists of revenue related to a single contract with a customer to recover contract expenses. The expenses incurred related to the contract are primarily classified as research and development expenses on the Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to the actual costs incurred compared to the total costs expected to be incurred to satisfy the performance obligation. The transfer of control occurs as the program expenses are incurred and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The transaction price is determined based on the milestones within the contract and there is no variable consideration. Accounts receivable related to the Company’s contract revenue was approximately $0.1 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, including amounts classified as restricted cash. Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation as of September 30, 2025 and December 31, 2024. The Company believes it mitigates this risk by monitoring the financial stability of the institutions holding material cash and cash equivalents balances. The Company maintains the majority of these balances at a Global Systemically Important Bank, as designated by the Financial Stability Board. The Company has cash equivalents that are invested in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies. The Company has not experienced any credit loss relating to its cash and cash equivalents.
The Company believes that credit risks associated with its customers and contractual partners are not significant and has not recorded an allowance for credit loss as of September 30, 2025.
Restricted Cash
The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. As of September 30, 2025 and December 31, 2024, $0.2 million in funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of the Company’s headquarters lease, and $0.1 million in cash balances held as collateral for the Company’s employee credit card program.
As of December 31, 2024, restricted cash consisted of $50.0 million maintained in an account that was not subject to the Company’s unilateral control, in accordance with the amended Purchase Agreement. On September 17, 2025, Humacyte, Inc. and Global entered into the Purchase Agreement Amendment with the Purchasers and the Agent to further amend the Purchase Agreement. In connection with the Purchase Agreement Amendment, the Company made the Purchase Agreement Amendment Payment of $50.0 million, funded from the restricted cash previously maintained for the benefit of the Agent. As a result of the Purchase Agreement Amendment Payment, the Company is no longer obligated to maintain $50.0 million of restricted cash in an account for the benefit of the Agent unless the Purchase Agreement has not been repaid in full by December 31, 2025, at which point the Company will be required to maintain $12.5 million in such account. As of September 30, 2025, no restricted cash related to the Purchase Agreement remains on the accompanying condensed consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows as of September 30, 2025 and December 31, 2024.

($ in thousands)	September 30, 2025	December 31, 2024

Cash and cash equivalents	$19,488	$44,937
Restricted cash included in prepaid expenses and other current assets	144	144
Restricted cash included in long-term assets	209	50,209
Total cash, cash equivalents and restricted cash	$19,841	$95,290
Leases
During the third quarter of 2025, the Company executed an amendment to its lease agreements that extended the lease term and modified key financial terms, including rent and related provisions. The amendment also resulted in a remeasurement of the related lease liability and right‑of‑use asset as of September 30, 2025, using the Company’s incremental borrowing rate at that date. See Note 8 — Leases for additional details regarding the amendment and its impact to the condensed consolidated financial statements.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period without consideration of potentially dilutive shares of Common Stock. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. The calculation of net loss per share also considers the effect of participating securities. The Common Stock warrants issued in the Company’s October 2024 and November 2024 registered direct offerings are considered participating securities and are included in the computation of net income per share pursuant to the two-class method. In applying the two-class method, during periods of net income, earnings are allocated to both Common Stock and participating securities based on their respective weighted-average shares outstanding for the period. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. As the Company has incurred losses for the three and nine months ended September 30, 2025 and 2024, basic and diluted net loss per share is the same for each period.

The following potential shares of Common Stock were excluded from the computation of diluted net loss per share for each period because including them would have had an antidilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Exercise of options under stock plan	16,537,950	12,287,369	16,537,950	12,287,369
Warrants to purchase Common Stock	9,833,910	5,588,506	11,527,441	5,588,506
Exercise of option by underwriters	—	—	412,088	—
The 15,000,000 Contingent Earnout Shares, as defined in Note 9, are excluded from the anti-dilutive table for all periods presented, as such shares are contingently issuable until the share price of the Company exceeds specified thresholds that have not yet been achieved, or upon the occurrence of a change in control. The shares subject to the Option Agreement, as defined in Note 7 — Revenue Interest Purchase Agreement, are excluded from the anti-dilutive table for all periods presented based on the Company’s assumption that the Option Agreement will not be exercised unless the Company’s stock price exceeds $7.50 per share, the minimum purchase price under the Option Agreement.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures” (“ASU 2023-09”). The FASB issued this update to improve the transparency and comparability of income tax disclosures, including requiring consistent categories and greater disaggregation of information in the rate reconciliation and further disaggregation of income taxes paid by jurisdiction. The enhanced disclosures required by ASU 2023-09 are effective for the Company beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2025. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses” (“ASU 2024-03”). In January 2025, the FASB issued ASU No. 2025-01, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires additional disclosure about the nature and amounts of expenses included in certain expense captions presented on the income statement to enhance the transparency of the relevant expense captions. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities may elect to apply the amendments either prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topics 606): Derivatives Scope Refinements and Scope Clarification for Share-based Noncash Consideration from a Customer in a Revenue Contract” (“ASU 2025-07”). The amendments in this update are intended to reduce the cost and complexity of evaluating whether contracts with features based on the operations or activities of one of the parties to the contract are derivatives, improve the representation of the economics of those contracts in the financial statements, and reduce diversity in practice. This ASU also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. This standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. Entities may apply the amendments prospectively or on a modified retrospective basis. The Company is currently evaluating the impact of adopting ASU 2025-07 on its consolidated financial statements and related disclosures.
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
The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 approximated their fair values due to the short-term nature of these items.
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
The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

($ in thousands)	Fair Value Measured as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$12,166	$—	$—	$12,166
Common Stock Purchase Agreement derivative asset	—	672	—	672
Total financial assets	$12,166	$672	$—	$12,838
Liabilities:
Contingent Earnout Liability	$—	$—	$21,807	$21,807
Contingent derivative liability	—	—	289	289
Private Placement Warrants liability	—	—	101	101
October 2024 RDO Warrants liability	—	—	2,083	2,083
November 2024 RDO Warrants liability	—	—	1,050	1,050
Option Agreement liability	—	—	6	6
JDRF Agreement derivative liability	—	—	134	134
Total financial liabilities	$—	$—	$25,470	$25,470

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

($ in thousands)	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$32,044	$—	$—	$32,044
Common Stock Purchase Agreement derivative asset	$—	$672	$—	$672
Total financial assets	$32,044	$672	$—	$32,716
Liabilities:
Contingent Earnout Liability	$—	$—	$70,961	$70,961
Contingent derivative liability	—	—	2,415	2,415
Private Placement Warrants liability	—	—	385	385
October 2024 RDO Warrants liability	—	—	12,437	12,437
November 2024 RDO Warrants liability	—	—	6,432	6,432
Option Agreement liability	—	—	64	64
JDRF Agreement derivative liability	—	—	121	121
Total financial liabilities	$—	$—	$92,815	$92,815
The fair value of the Contingent Earnout Liability (defined in Note 9 — Stockholders’ Equity (Deficit) and Warrants), contingent derivative liability related to the Put Option (as defined in Note 7 — Revenue Interest Purchase Agreement and discussed below), Private Placement Warrants liability, liabilities associated with the Registered Direct Offering Warrants (each as defined in Note 9 — Stockholders’ Equity (Deficit) and Warrants), Option Agreement liability (as defined in Note 7 — Revenue Interest Purchase Agreement), and the derivative liability associated with the JDRF Agreement Disposition Payment (defined in Note 12 — Commitments and Contingencies) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair values of the Private Placement Warrants liability and the liabilities associated with the Registered Direct Offering Warrants are included in common stock warrant liabilities on the condensed consolidated balance sheets. The fair values of the Option Agreement liability and the derivative liability associated with the JDRF Agreement Disposition Payment are included in other long-term liabilities on the condensed consolidated balance sheets.
Common Stock Purchase Agreement
The Company evaluated the Common Stock Purchase Agreement and determined that the agreement should be accounted for in accordance with ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity”. Accordingly, the Company recorded a derivative asset with an initial fair value based on the 115,705 shares of Common Stock issued to Lincoln Park as consideration for its irrevocable commitment to purchase up to $50.0 million in shares of Common Stock. The initial fair value of $0.7 million was based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share, and the derivative asset is reported as a component of long-term assets on the condensed consolidated balance sheets. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of Common Stock, the quantity and purchase price of the shares purchased by Lincoln Park during the reporting period and the unused capacity under the Common Stock Purchase Agreement. The Common Stock Purchase Agreement is subsequently remeasured at each reporting date with changes in fair value recorded within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss. There was no change in fair value of the derivative asset between December 31, 2024 and September 30, 2025 and the fair value of the Commitment Shares as of both September 30, 2025 and December 31, 2024 was $0.7 million.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Contingent Earnout Liability
The following table presents a summary of the changes in the fair value of the Contingent Earnout Liability:

($ in thousands)	Contingent Earnout Liability
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value as of beginning of period	$(26,700)	$(68,080)	$(70,961)	$(37,916)
Change in fair value included in other income (expense), net	4,893	(8,489)	49,154	(38,653)
Fair value as of end of period	$(21,807)	$(76,569)	$(21,807)	$(76,569)
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
As of September 30, 2025, the discount rates used to calculate the value of the contingent derivative liability were 12.6% to calculate the present-value of the revenue forecast and 12.2% to calculate the present-value of the payoff of the Put Option. As of December 31, 2024, the discount rates used to calculate the value of the contingent derivative liability were 14.2% to calculate the present-value of the revenue forecast and 11.8% to calculate the present-value of the payoff of the Put Option. Changes in fair value of the contingent derivative liability are recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive loss, classified in Change in fair value of derivatives.
The following table presents a summary of the changes in the fair value of the contingent derivative liability, which is classified as a Level 3 financial instrument:

	Contingent Derivative Liability
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Fair value as of beginning of period	$(3,161)	$(4,266)	$(2,415)	$(2,636)
Fair value of embedded derivative upon issuance of debt	—	—	—	(1,552)
Change in fair value included in other income (expense), net	2,872	1,161	2,126	1,083
Fair value as of end of period	$(289)	$(3,105)	$(289)	$(3,105)

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Registered Direct Offering Warrants Liabilities
The following table presents a summary of the changes in the fair value of the Registered Direct Offering Warrants liabilities, as defined in Note 9, during the three and nine months ended September 30, 2025:

	October 2024 RDO Warrants		November 2024 RDO Warrants
($ in thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Fair value as of beginning of period	$(2,811)	$(12,437)	$(1,411)	$(6,432)
Change in fair value included in other income (expense), net	728	10,354	361	5,382
Fair value as of end of period	$(2,083)	$(2,083)	$(1,050)	$(1,050)
In determining the fair value of the Registered Direct Offering Warrants liabilities, the Company used the Black-Scholes valuation model to estimate the fair value utilizing assumptions including the current Company stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 9 — Stockholders’ Equity (Deficit) and Warrants).
Private Placement Warrants Liability
The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability:

	Private Placement Warrants
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Fair value as of beginning of period	$(136)	$(285)	$(385)	$(78)
Change in fair value included in other income (expense), net	35	(89)	284	(296)
Fair value as of end of period	$(101)	$(374)	$(101)	$(374)
In determining the fair value of the Private Placement Warrants liability, the Company used the Monte Carlo simulation valuation model to estimate the fair value utilizing assumptions including the current Company stock price, expected volatility, risk-free rate, expected term and expected dividend yield (see Note 9 — Stockholders’ Equity (Deficit) and Warrants).
4. Inventory
Inventory is stated at the lower of cost or net realizable value and consisted of the following:

($ in thousands)	September 30, 2025	December 31, 2024
Raw materials	$5,679	$—
Work in process	12,098	—
Finished goods	641	—
Inventory	$18,418	$—
As of September 30, 2025, the Company capitalized costs of $18.4 million associated with the manufacturing of Symvess as a result of regulatory approval and the Company’s determination that subsequent commercialization and future economic benefit from the sales of Symvess was probable.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

($ in thousands)	September 30, 2025	December 31, 2024
Scientific and manufacturing equipment	$29,758	$29,059
Computer equipment	105	100
Software	1,025	1,024
Furniture and fixtures	1,066	1,066
Leasehold improvements	27,967	27,901
	59,921	59,150
Accumulated depreciation	(40,064)	(36,087)
Property and equipment, net	$19,857	$23,063
Depreciation expense totaled $1.3 million and $4.0 million for the three and nine months ended September 30, 2025, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 30, 2024, respectively. All long-lived assets are maintained in the United States.
6. Accrued Expenses
Accrued expenses consisted of the following:

($ in thousands)	September 30, 2025	December 31, 2024
Accrued external research, development and manufacturing costs	$3,515	$4,889
Accrued employee compensation and benefits	6,193	6,242
Accrued professional fees	430	293
Accrued royalties	126	—
Total	$10,264	$11,424
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
The FDA granted full approval for the Company’s BLA on December 19, 2024, and the Company elected not to draw the additional $40.0 million that became available under the Purchase Agreement. As of December 31, 2024, the Company was not entitled to draw on any further installments under the Purchase Agreement. On September 17, 2025, the Company entered into the Purchase Agreement Amendment, which modified certain terms of the agreement and the Company made a partial call payment of $50.0 million to the Purchasers. The Company analyzed the changes to the agreement and concluded the amendment resulted in a modification for accounting purposes.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Under the Purchase Agreement, Global has an option (the “Call Option”) to repurchase the Revenue Interests and terminate the Purchase Agreement at any time upon advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the Purchase Agreement and to require Global to repurchase the Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect or a change of control. Pursuant to the Purchase Agreement Amendment, if (i) the Put Option is exercised by May 12, 2026, or (ii) the Call Option is exercised on or prior to May 12, 2026, then in each case, the required repurchase price will be 175% of the Cumulative Purchaser Payments, minus the aggregate Revenue Interest Payments Global has made to the Purchasers as of such date and the amount of the Purchase Agreement Amendment Payment. If a Put Option or Call Option is exercised after May 12, 2026, the required repurchase price will be 195% of the Cumulative Purchaser Payments, subject to the same deductions and conditions described above. Additionally, the Company is permitted, at its option, to exercise its Call Option at a discounted repurchase price of $95.5 million, subject to the same deductions and conditions described above, so long as it is exercised on or prior to December 31, 2025, up to $7.5 million of which may be satisfied through the issuance of shares of the Company’s common stock, subject to the satisfaction of certain conditions.
The Purchase Agreement contains customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contains customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. On February 18, 2024, the Company reached an agreement with the Purchasers and the Agent to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for the Company to deliver a leasehold mortgage in favor of the Agent over the Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers to amend the Purchase Agreement, the effect of which was to remove requirements related to the leasehold mortgage. In exchange for the removal of these requirements, the Company funded an account in an amount of $54.0 million on August 14, 2024, over which the Agent has certain consent and other rights to $50.0 million of the funds. In connection with the Purchase Agreement Amendment, the Company made the Purchase Agreement Amendment Payment of $50.0 million, funded from the restricted cash previously maintained for the benefit of the Agent. As a result of the Purchase Agreement Amendment Payment, the Company is no longer obligated to maintain $50.0 million of restricted cash in an account for the benefit of the Agent unless the Purchase Agreement has not been repaid in full by December 31, 2025, at which point the Company will be required to maintain $12.5 million in such account. As of September 30, 2025 and December 31, 2024, $0 and $50.0 million, respectively, were classified as restricted cash on the accompanying condensed consolidated balance sheets.
The Company has agreed to guarantee the payment in full of the obligations under the Purchase Agreement. The Company’s obligations under the parent company guaranty and Global’s obligations under the Purchase Agreement and the Revenue Interests are secured by a perfected security interest on substantially all of the Company’s and its subsidiaries’ assets.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As of September 30, 2025 and December 31, 2024, $20.7 million and $64.2 million, respectively, was recorded as a revenue interest liability. As of September 30, 2025 and December 31, 2024, the current portion of the revenue interest liability was $3.1 million and $0.9 million, respectively. The estimated effective annual interest rate as of September 30, 2025 and December 31, 2024 was 52.1% and 13.7%, respectively. The Company recorded $2.3 million and $6.6 million in interest expense related to the Purchase Agreement for the three and nine months ended September 30, 2025, respectively, and recorded $2.0 million and $5.6 million in interest expense related to the Purchase Agreement for the three and nine months ended September 30, 2024, respectively. The Company incurred and paid $0.5 million of transaction costs during the nine months ended September 30, 2024 in connection with the Purchase Agreement. The transaction costs were capitalized to debt discount and are being amortized to interest expense over the estimated term of the debt, consistent with the issuance and transaction costs incurred in 2023 discussed above.
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
Revenue Interest Payments made as a result of the Company’s net product sales will reduce the revenue interest liability. During the three and nine months ended September 30, 2025, the Company recorded $0.7 million and $0.9 million of product sales revenue, respectively, and made revenue interest payments totaling $45 thousand across both periods. During the three and nine months ended September 30, 2024, the Company did not record any product sales revenue.
In addition, during the three and nine months ended September 30, 2025, the Company made a $50.0 million partial call payment on revenue interest liability in connection with the Purchase Agreement Amendment, reducing the revenue interest liability to $20.7 million as of September 30, 2025.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the revenue interest liability activity during the three and nine months ended September 30, 2025:

($ in thousands)
Revenue interest liability at December 31, 2024	$64,239
Interest expense recognized	2,123
Revenue interest liability at March 31, 2025	66,362
Interest expense recognized	2,179
Revenue interest liability at June 30, 2025	68,541
Interest expense recognized	2,250
Revenue interest payments	(45)
Payment under amended Purchase Agreement	(50,000)
Revenue interest liability at September 30, 2025	20,746
Less current portion of revenue interest liability	(3,072)
Revenue interest liability, net of current portion at September 30, 2025	$17,674
Option Agreement
In connection with the Purchase Agreement, the Company also entered into an option agreement with TPC Investments III LP and TPC Investment Solutions LP (the “Option Agreement”), which gave TPC Investments III LP and TPC Investment Solutions LP (the “Holders”) the right to purchase, in the aggregate, up to $10.0 million worth of shares of Common Stock (the “Option”) at a purchase price per share equal to the greater of $7.50, or the 15 day volume-weighted average price as of the exercise date, exercisable in cash only at any time prior to the earlier of (i) December 31, 2026 and (ii) the closing date of a corporate reorganization. The Holders also received certain registration rights relating to the shares underlying the Option pursuant to the Option Agreement. The Holders purchased $1,950,000 of shares of Common Stock in the 2024 Public Offering, as defined in Note 9, and as of September 30, 2025 and December 31, 2024, the Holders have the right to purchase up to $8,050,000 of shares of Common Stock under the Option Agreement.
The Option granted to the Holders represents a freestanding instrument separate from the purchaser commitments outlined in the Purchase Agreement. The Option Agreement does not qualify for the equity contract scope exception under ASC 815-40 and the Company recorded the Option as a liability (“Option Agreement liability”) on the condensed consolidated balance sheet at an initial fair value of $55 thousand, and subsequent changes in the fair value are recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date. The fair value of the Option Agreement liability as of September 30, 2025 and December 31, 2024 was $6 thousand and $64 thousand, respectively.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Leases
On September 29, 2025, we executed a Sixth Amendment to our lease agreements. The amendment extends the non‑cancelable term to March 31, 2037, resets base rent effective January 1, 2026 with 3% annual escalations thereafter, and provides two rent abatement periods (January 1, 2026, through March 31, 2026, and January 1, 2027, through March 31, 2027). Accounting for the amendment resulted in remeasurement of the lease liability and right‑of‑use asset as of September 30, 2025 using our incremental borrowing rate at that date.
As a result, during the three and nine months ended September 30, 2025, the Company recorded a net non‑cash increase of $15.0 million to right‑of‑use assets and lease liabilities resulting from lease remeasurements associated with the lease modification.
As of September 30, 2025 and December 31, 2024, the Company had finance lease liabilities of $29.8 million and $16.5 million, respectively, and right-of-use assets of $29.4 million and $15.5 million, respectively. As of December 31, 2024, the Company had operating lease liabilities of $0.6 million, primarily included in other long-term liabilities with the remaining balance classified in other current liabilities, and related right-of-use assets of $0.6 million included in other long-term assets on the consolidated balance sheets. As of September 30, 2025, the Company had no operating lease liabilities or right-of-use assets on the condensed consolidated balance sheets.
The Company’s lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. The Company’s lease includes renewal options and escalation clauses; renewal options have been included in the calculation of the lease liabilities and right-of-use assets as the Company is reasonably certain to exercise the options due to the specialized nature of the leased building. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not act as a lessor in any lease arrangements.
The following summarizes quantitative information about the Company’s leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Finance lease cost
Amortization of right-of-use assets	524	522	1,570	1,563
Interest on lease liabilities	316	375	994	1,162
Total finance lease cost	840	897	2,564	2,725
Operating lease cost	$26	$26	$79	$79
Total lease cost	$866	$923	$2,643	$2,804

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
($ in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases

Operating cash flows from leases	$994	$79	$1,162	$79
Financing cash flows from leases	$(2,157)	$—	$(1,906)	$—
Weighted-average remaining lease term	9.98	0	3.82	4.36
Weighted-average discount rate	8.50%	—%	8.50%	8.50%

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2025, the maturities of the Company’s finance lease liabilities were as follows:

($ in thousands)	Finance Leases
2025	$1,052
2026	2,428
2027	(301)	(1)
2028	2,500
2029	3,537
Thereafter	53,001
Total	62,217
Less: present value discount	(32,392)
Lease liabilities	$29,825
___________________________
(1)For the year ending 2027, the negative amount reflects a reimbursement from the lessor for tenant improvement costs. The reimbursement exceeds the scheduled lease payments for that period.
9. Stockholders’ Equity (Deficit) and Warrants
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
Equity Line Financing
On September 24, 2024, the Company entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. The Company controls the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. In consideration for entering into the Common Stock Purchase Agreement, the Company issued 115,705 shares of Common Stock (the “Commitment Shares”) to Lincoln Park. The Company did not receive any cash proceeds from the issuance of the Commitment Shares. The fair value of the Common Stock Purchase Agreement was measured on the issuance date based on the fair value of the Commitment Shares, which was the consideration given to Lincoln Park in exchange for entering into the agreement. The fair value of the Commitment Shares on the issuance date was determined to be $0.7 million based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share. The Company recognized the fair value of the Commitment Shares as a non-current asset as a component of other long-term assets on the condensed consolidated balance sheets. The Common Stock Purchase Agreement is subsequently remeasured at each reporting date with changes in fair value recorded within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss. Through September 30, 2025, the Company has sold 500,000 shares to Lincoln Park for aggregate

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
gross proceeds of $2.5 million and as of September 30, 2025, the Company had $47.5 million in remaining availability for sales of Common Stock under the Common Stock Purchase Agreement. There were no purchases under the Common Stock Purchase Agreement during the three and nine months ended September 30, 2025.
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
On October 6, 2025, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased 28,436,018 shares of Common Stock and warrants to purchase up to 28,436,018 shares of Common Stock (the “October 2025 RDO Warrants”) in a registered direct offering (the “October 2025 Registered Direct Offering”). See Note 14 — Subsequent Events for additional information.
ATM Facility
On September 1, 2022, the Company entered into the ATM Facility for the sale from time to time of up to $80.0 million of shares of Common Stock. During the three months ended September 30, 2025, the Company sold an aggregate of 2,492,410 shares of Common Stock under the ATM Facility at an average price of $2.64 per share for net proceeds of approximately $6.2 million. During the nine months ended September 30, 2025, the Company sold an aggregate of 3,792,280 shares of Common Stock under the ATM Facility at an average price of $2.72 per share for net proceeds of approximately $9.8 million. As of September 30, 2025, the Company had $62.7 million in remaining availability for sales of Common Stock under the ATM Facility.
Common Stock
In June 2025, the Company amended its Second Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 250,000,000 to 350,000,000.
The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through September 30, 2025, no dividends have been declared. The Purchase Agreement limits the Company’s ability to pay cash dividends to the holders of Common Stock.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2025, the Company had reserved Common Stock for future issuances as follows:

	September 30, 2025
Common Stock reserved for Contingent Earnout Shares	15,000,000
Common Stock reserved for Common Stock Purchase Agreement	12,000,000
Common Stock reserved for ATM Facility	14,874,124
Common Stock reserved for Option Agreement	1,073,333	(2)
Exercise of options outstanding under stock plans	16,537,950
Options available for issuance under stock plans	8,037,751
Warrants to purchase Common Stock	9,833,910
	77,357,068
___________________________
(2)Assumes the exercise of the $8,050,000 of shares of Common Stock remaining under the Option as provided for in the Option Agreement at the minimum purchase price of $7.50 per share.
Preferred Stock
The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions and the certificate of designations. There were 20,000,000 shares designated as preferred stock and none were outstanding as of September 30, 2025 and December 31, 2024.
Warrants
The Company had the following Common Stock warrants outstanding:

	September 30, 2025	December 31, 2024
Legacy Humacyte Common Stock Warrants	411,006	411,006
Private Placement Warrants	177,500	177,500
Public Warrants	5,000,000	5,000,000
October 2024 RDO Warrants	2,840,910	5,681,820
November 2024 RDO Warrants	1,404,494	2,808,988
Total Common Stock Warrants	9,833,910	14,079,314
On April 5, 2025, October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock expired. On May 14, 2025, November 2024 RDO Warrants to purchase 1,404,494 shares of Common Stock expired. Other than as disclosed above, there were no issuances, exercises or expirations of warrants during the nine months ended September 30, 2025 or September 30, 2024. On October 6, 2025, in connection with the October 2025 Registered Direct Offering, the Company issued the October 2025 RDO Warrants to purchase 28,436,018 shares of Common Stock. See Note 14 — Subsequent Events for additional information.
Legacy Humacyte Common Stock Warrants
In connection with the Company’s former loan agreement with SVB, in 2021 the Company granted warrants to the lenders to purchase up to 411,006 shares of Common Stock at an exercise price of $10.28 per share (such warrants, “Legacy Humacyte Common Stock Warrants”). The Company recognized the fair value of the warrants within stockholders’ equity using a Black-Scholes valuation model, as the settlement of the warrants is indexed to the Common Stock.

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
The Private Placement Warrants were initially recognized as a liability on the Closing Date, at a fair value of $0.6 million. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Private Placement Warrants during the three and nine months ended September 30, 2025 and 2024. The remeasurement of the Private Placement Warrant liability to a fair value of $0.1 million as of September 30, 2025 from $0.4 million as of December 31, 2024 resulted in an insignificant non-cash gain for the three months ended September 30, 2025, and a gain of $0.3 million for the nine months ended September 30, 2025, compared to non-cash losses of $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively. The remeasurement of the Private Placement Warrant liability is classified within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Private Placement Warrants were valued using the following assumptions under the Monte Carlo simulation value model:

	September 30, 2025	December 31, 2024
Market price of public stock	$1.74	$5.05
Exercise price	$11.50	$11.50
Expected term (years)	0.90	1.65
Expected share price volatility	188.6%	128.0%
Risk-free interest rate	3.68%	4.22%
Estimated dividend yield	0%	0%
Registered Direct Offering Warrants
Collectively, the October 2024 RDO Warrants and the November 2024 RDO Warrants are referred to as the “Registered Direct Offering Warrants”. The Company evaluated the Registered Direct Offering Warrants to determine the appropriate financial statement classification upon issuance. The Registered Direct Offering Warrants are not mandatorily redeemable and are considered to be freestanding instruments as they are separately exercisable into shares of Common Stock. The Company is not required to transfer assets to settle the warrants, except potentially as a result of a fundamental transaction (defined in the Registered Direct Offering Warrants to include various merger and change in control transactions). As such, the Registered Direct Offering Warrants were not classified as liabilities under ASC 480. The Company then evaluated the Registered Direct Offering Warrants under ASC 815.
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
The October 2024 RDO Warrants were initially recognized as a liability on the issuance date at a fair value of $15.2 million and were subsequently remeasured to a fair value of $12.4 million as of December 31, 2024. The remeasurement of the October RDO Warrants liability to a fair value of $2.1 million as of September 30, 2025 resulted in a non-cash gain of $0.7 million and a non-cash gain of $10.4 million for the three and nine months ended September 30, 2025, respectively, classified within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the October 2024 RDO Warrants during the three and nine months ended September 30, 2025.
The October 2024 RDO Warrants were valued using the following assumptions under the Black-Scholes valuation model:

	180 Day Warrants	1,640 Day Warrants
	December 31, 2024	September 30, 2025	December 31, 2024
Market price of public stock	$5.05	$1.74	$5.05
Exercise price	$5.28	$5.28	$5.28
Expected term (years)	0.27	3.52	4.27
Expected share price volatility	106.7%	93.3%	88.4%
Risk-free interest rate	4.27%	3.58%	4.25%
Estimated dividend yield	0%	0%	0%
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
The November 2024 RDO Warrants were initially recognized as a liability on the issuance date at a fair value of $6.1 million and were subsequently remeasured to a fair value of $6.4 million as of December 31, 2024. The remeasurement of the November 2024 RDO Warrants liability to a fair value of $1.1 million as of September 30, 2025 resulted in a non-cash gain of $0.4 million and a non-cash gain of $5.4 million for the three and nine months ended September 30, 2025, respectively, classified within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss. See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the November 2024 RDO Warrants during the three and nine months ended September 30, 2025.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The November 2024 RDO Warrants were valued using the following assumptions under the Black-Scholes valuation model:

	180 Day Warrants	1,640 Day Warrants
	December 31, 2024	September 30, 2025	December 31, 2024
Market price of public stock	$5.05	$1.74	$5.05
Exercise price	$5.34	$5.34	$5.34
Expected term (years)	0.37	3.62	4.37
Expected share price volatility	106.7%	93.3%	88.4%
Risk-free interest rate	4.22%	3.59%	4.25%
Estimated dividend yield	0%	0%	0%
On October 6, 2025, in connection with the October 2025 Registered Direct Offering, the Company issued the October 2025 RDO Warrants to purchase 28,436,018 shares of Common Stock. See Note 14 — Subsequent Events for additional information.
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
See Note 3 — Fair Value Measurements for a summary of the change in the fair value of the Contingent Earnout Liability during the three and nine months ended September 30, 2025 and 2024. The remeasurement of the Contingent Earnout Liability to a fair value of $21.8 million as of September 30, 2025 from a fair value of $71.0 million as of December 31, 2024, resulted in a non-cash gain of $4.9 million and a non-cash gain of $49.2 million for the three and nine months ended September 30, 2025, respectively, compared to non-cash losses of $8.5 million and $38.7 million for the three and nine months ended September 30, 2024, respectively. The remeasurement of the Contingent Earnout Liability is classified within Change in fair value of Contingent Earnout Liability in the condensed consolidated statements of operations and comprehensive loss. The assumptions utilized in the calculations of fair value were based on the achievement of certain stock price milestones, including the current Common Stock price, expected volatility, risk-free rate, expected term and expected dividend yield.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Assumptions used in the valuations are described below:

	September 30, 2025	December 31, 2024
Current stock price	$1.74	$5.05
Expected share price volatility	85.8%	84.8%
Risk-free interest rate	4.16%	4.58%
Estimated dividend yield	0%	0%
Expected term (years)	10.00	10.00
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
The 2021 Plan and ESPP provide that on January 1 of each year, the 2021 Plan and the ESPP reserve will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. The 2021 Plan share reserve automatically increased on January 1, 2024 by 5,183,686 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2023. The 2021 Plan share reserve automatically increased on January 1, 2025 by 6,501,375 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2024. Since the inception of the ESPP, the Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the ESPP. Effective April 17, 2025, the Company’s board of directors reduced the number of shares reserved under the ESPP to zero shares of Common Stock. As of September 30, 2025, 8,037,751 shares of Common Stock were available under the 2021 Plan.
Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, following the Closing, no further awards were granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger, but otherwise retained their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of September 30, 2025, 13,200,091 and 3,337,859 shares of Common Stock remain reserved for outstanding options issued under the 2021 Plan and the 2015 Plan, respectively, and there were no shares of Common Stock outstanding under the 2005 Plan. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any outstanding awards and any awards available for grant under the 2021 Plan.
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
The Company estimated the fair value of the stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Estimated dividend yield	0%	0%	0%	0%
Expected share price volatility (weighted average and range, if applicable)	95.7% 95.7% to 95.7%	92.8%	92.8% 92.2% to 95.7%	91.8% 90.8% to 92.8%
Risk-free interest rate (weighted average and range, if applicable)	3.76% 3.76% to 3.76%	3.54%	4.38% 3.76% to 4.45%	4.12% 3.54% to 4.41%
Expected term of options (in years)	6.25	6.25	6.25	6.25
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
The following table shows a summary of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Research and development	$989	$635	$3,038	$2,110
Selling, general and administrative	1,521	917	4,393	2,333
Total	$2,510	$1,552	$7,431	$4,443
Approximately $0.1 million of stock-based compensation was capitalized to inventory as of September 30, 2025. As of September 30, 2025, unrecognized stock-based compensation cost for options was $26.8 million and is expected to be recognized over a weighted-average period of 2.7 years.
A summary of option activity under the Company’s stock option plans during the nine months ended September 30, 2025 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2024	12,274,139	$4.96	7.7	$16,202
Granted	7,137,287	$4.07
Exercised	(15,514)	$3.63
Forfeited	(2,857,962)	$4.20
Options outstanding at September 30, 2025	16,537,950	$4.71	7.8	$5
Vested and exercisable, September 30, 2025	6,677,814	$5.89	6.1	$—
Vested and expected to vest, September 30, 2025	16,537,950	$4.71	7.8	$5
11. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of September 30, 2025. The Company’s effective federal and state tax rate for the three and nine months ended September 30, 2025 and 2024 was 0%, primarily as a result of accumulating net operating losses for the fiscal year to date offset by the increase in the valuation allowance against the related deferred tax asset.
The Company did not record any income tax expense or benefit during the three and nine months ended September 30, 2025 and 2024. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. OBBBA amends the U.S. tax law including provisions related to bonus depreciation, domestic research and development expenses, and limitations on interest deductions. The OBBBA did not have a material impact to the Company's condensed consolidated financial statements and is not expected to have a material impact on the Company's year-end consolidated financial statements.
12. Commitments and Contingencies
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
In December 2024, the FDA approved the Company’s BLA for urgent arterial repair following extremity vascular trauma when autologous vein use is not feasible. Based on the achievement of this milestone under the Duke License Agreement, the Company recorded $0.5 million of license expense payable in accrued expenses in the Company’s condensed consolidated balance sheets as of both September 30, 2025 and December 31, 2024. Other payments to Duke under the Duke License Agreement were immaterial during the periods presented.

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
The Company received the first milestone payment of $80 thousand in April 2023 upon execution of the JDRF Agreement. In May 2024, the Company received the second milestone payment of $90 thousand and the third milestone payment of $150 thousand, based upon the achievement of certain research and development milestones specified in the JDRF Agreement. As of September 30, 2025, the Actual Award totaled $320 thousand.
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

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The JDRF Agreement expires on the date on which the Company has paid all of the royalty payments described above. Either party may terminate the JDRF Agreement for cause by providing the other party with written notice and allowing the other party 30 days to cure such breach. JDRF may terminate the JDRF Agreement without cause by providing 90 days’ notice to the Company at any time after April 1, 2024. Royalties based on previously received milestone payments would remain due after a termination by JDRF without cause. As the royalties are contractually required to be paid upon achieving these milestones even after the termination of the JDRF Agreement, the Company determined that the JDRF Actual Award payments are to be classified as a liability in the condensed consolidated balance sheets. The JDRF liability related to the Actual Award payments is reported at amortized cost and is included in other long-term liabilities in the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the carrying value of the JDRF liability was $0.4 million and $0.3 million, respectively. There was an insignificant amount of interest expense related to the JDRF liability recorded during the three and nine months ended September 30, 2025 and September 30, 2024.
Workforce Reduction
On April 28, 2025, the Company implemented a cost reduction action to reduce its workforce by 30 employees, cease recruitment of additional planned new hires, and reduce other operating expenses. The Company undertook these cost reductions to improve cash runway and to better align the Company’s organizational structure with its top business objectives. Employee severance costs associated with this action were $0.7 million, which were expensed during the second quarter of 2025. Employee severance costs included $0.6 million recognized in research and development expenses and $0.1 million recognized in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive income (loss). Of the total severance costs, $0.6 million were paid during the second quarter of 2025. The remaining accrued severance obligation was less than $0.1 million as of September 30, 2025 and is expected to be paid during the fourth quarter of 2025. There are no further costs associated with this cost reduction action expected to be incurred in the future.
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
On November 18, 2024, James A. Cutshall filed a putative class action lawsuit, captioned Cutshall v. Humacyte, Inc., et al., No. 1:24-cv-00954 (the “Securities Litigation”), against the Company and certain of the Company’s officers in the United States District Court for the Middle District of North Carolina. The complaint in the Securities Litigation (the “Initial Complaint”) asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons and entities that purchased or otherwise acquired securities of the Company between May 10, 2024 and October 17, 2024, based on allegations that the defendants made or were responsible for false or misleading statements and omissions related to the BLA for the vascular trauma indication and to alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility. The Initial Complaint seeks a variety of relief, including unspecified compensatory damages, attorneys fees and costs. On January 31, 2025, the court appointed co-lead plaintiffs. On May 22, 2025, the co-lead plaintiffs filed the amended complaint in the Securities Litigation. The amended complaint expands the putative class to include persons and entities that purchased or otherwise acquired securities of the Company between August 14, 2023 and March 25, 2025. It alleges that the defendants made or were responsible for false or misleading statements and omissions related to the safety of Symvess, alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility, and the Company’s financial condition and liquidity. On July 25, 2025, defendants moved to dismiss the amended complaint in its entirety and with prejudice. The court has yet to rule on the motion, which remains pending.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On January 7 and 10, 2025, putative stockholders of the Company filed two verified stockholder derivative actions in the United States District Court for the Middle District of North Carolina, captioned Silva v. Sebelius, et al., No. 1:25-cv-00005 (the “Silva Action”) and Misko v. Niklason, et al., No. 1:25-cv-00028 (the “Misko Action”). Each of these derivative actions was brought on behalf of the Company against certain of its current or former directors and officers, as well as Ayabudge LLC. The complaints in each action assert claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, based on a variety of allegations including claims that the defendants are responsible for any damages sustained by the Company as a result of the Securities Litigation. The Misko Action also includes a claim for contribution against certain defendants under Sections 10(b) and 21(d) of the Exchange Act for any liability the Company may sustain as a result of the Securities Litigation. On February 18, 2025, the court issued an order consolidating the Silva Action and the Misko Action (collectively, the “Consolidated Derivative Action”) and staying the defendants’ obligation to respond to any complaint in the Consolidated Derivative Action pending the submission of a proposed scheduling order. On March 11, 2025, the parties entered a joint motion to stay the Consolidated Derivative Action pending final resolution of the Securities Litigation, which the court granted.
On December 19, 2024, the Company received a demand letter (the “2024 Demand Letter”) from a purported stockholder of the Company, demanding that the Board assert claims against certain of the Company’s current or former officers and directors for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, aiding and abetting, violations of Section 14(a) of the Exchange Act, and insider trading, based on a variety of allegations including claims that the Company’s current and former officers and directors are responsible for any damages sustained by the Company as a result of the Securities Litigation. On January 24, 2025, the Board appointed a demand evaluation committee to evaluate the claims made in the 2024 Demand Letter and report back to the full Board. On February 19, 2025, the purported stockholder who sent the 2024 Demand Letter filed a stockholder derivative action in the United States District Court for the Middle District of North Carolina, captioned Olson v. Niklason, et al., No. 1:25-cv-00123 (the “Olson Action”), alleging that the Company had refused his demand. The complaint in the Olson Action asserts substantive claims and allegations that are substantially similar to those asserted in the Consolidated Derivative Action. On April 22, 2025, the parties filed a joint motion to stay the Olson Action pending final resolution of the Securities Litigation, which the court granted.
On May 19, 2025, the Company received a demand letter (the “2025 Demand Letter”) from a purported stockholder of the Company, making demands and stating allegations substantially similar to those in the 2024 Demand Letter. The letter was referred to the demand evaluation committee for evaluation, and the demand evaluation committee recommended that the board of directors of the Company defer action on the demand until after the resolution of the pending motion to dismiss in the securities class action. The board of directors accepted the demand evaluation committee’s recommendation, and counsel for the demand evaluation committee informed the shareholder of the board of director’s determination to defer action on the demand by letter dated September 24, 2025.
On June 9, 2025, a putative stockholder of the Company filed a verified stockholder derivative action in the United States District Court for the District of Delaware, captioned Dusci v. Bamforth, et al., No. 1:25-cv-00722 (the “Dusci Action”). The complaint in the Dusci Action asserts substantive claims and allegations that are substantively similar to those asserted in the Consolidated Derivative Action and Olson Action. On September 8, 2025, the parties field a joint stipulation to stay the Dusci Action pending final resolution of the Securities Litigation, which the court granted.
The Company disputes all claims asserted against it in the Securities Litigation and disputes that the plaintiffs in the Consolidated Derivative Action, the Dusci Action and Olson Action have standing to assert claims derivatively on its behalf. The Company is currently unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material. Although there can be no assurance of the outcome of these lawsuits, based on information known by management, the Company has not accrued any material liabilities related to these lawsuits in the consolidated financial statements, as a negative outcome is deemed not probable, nor is any range of loss estimable as of September 30, 2025. Since the outcome of these matters cannot be predicted with certainty, any associated costs could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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
13. Related Party Transactions
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
As of September 30, 2025, there were $0.1 million of royalties payable to Fresenius Medical Care based on the Company’s product revenue recognized during the three and nine months ended September 30, 2025.
Agreements with Frenova Renal Research
In June 2024, the Company entered into a master services agreement with Frenova Renal Research (“Frenova”), a subsidiary of Fresenius Medical Care, that sets forth the terms by which the Company may engage Frenova to provide certain services for projects, with the services for each project being described in a separate statement of work. As of September 30, 2025, Frenova was engaged to perform clinical research services related to the Company’s V012 Phase 3 clinical trial. During each of the three and nine months ended September 30, 2025, amounts expensed in relation to this agreement with Frenova were approximately $0.2 million. There was $0.1 million and an insignificant amount payable to Frenova as of September 30, 2025 and December 31, 2024, respectively, included in accrued expenses on the Company’s condensed consolidated balance sheets.
In July 2024, the Company entered into a service agreement with Fresenius Medical Care Deutschland GmbH (“Fresenius GmbH”), which provides medical scientific research services through Frenova. Frenova agreed to conduct a study to review patient data of adult hemodialysis patients who received treatment in certain European countries at dialysis centers that are part of Fresenius Medical Care AG. Fresenius Medical Care AG is the German parent company of Fresenius GmbH and ultimately of Fresenius Medical Care. During the three and nine months ended September 30, 2025, there was no expense recognized in relation to this agreement with Fresenius GmbH. As of September 30, 2025, no amount payable to Fresenius GmbH was included in accounts payable on the Company’s condensed consolidated balance sheets. As of December 31, 2024, there was less than $0.1 million payable to Fresenius GmbH included in accounts payable and less than $0.1 million payable to Fresenius GmbH included in accrued expenses on the Company’s condensed consolidated balance sheets.

Humacyte, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Arrangements with Yale University
The Company’s President and Chief Executive Officer, Laura Niklason M.D., PhD., serves as an Adjunct Professor in Anesthesia at Yale University. As of September 30, 2025 and December 31, 2024, the Company was a party to license agreements with Yale University as described in Note 12 — Commitments and Contingencies above. Amounts expensed in relation to the license agreements with Yale University were insignificant during the three and nine months ended September 30, 2025 and 2024. There was an insignificant amount payable to Yale as of both September 30, 2025 and December 31, 2024 included in accounts payable on the Company’s condensed consolidated balance sheets.
14. Subsequent Events
Proceeds from Sales of Shares
On October 6, 2025, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased 28,436,018 shares of Common Stock and the October 2025 RDO Warrants to purchase up to 28,436,018 shares of Common Stock in the October 2025 Registered Direct Offering. The October 2025 RDO Warrants will become exercisable 180 days following the date of issuance, and will expire on April 7, 2031. The October 2025 RDO Warrants have an exercise price of $2.11 per share. The purchase price for one share of Common Stock and one October 2025 RDO Warrant was $2.11. The net proceeds to the Company from the October 2025 RDO Warrants were approximately $56.5 million after deducting placement agent’s fees and offering expenses of approximately $3.5 million. The October 2025 Registered Direct Offering closed on October 8, 2025.

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
Unless the context indicates otherwise, references in this Quarterly Report to the “Company,” “Humacyte,” “we,” “us,” “our” and similar terms refer to Humacyte, Inc. and its consolidated subsidiaries (Humacyte Global, Inc. and Humacyte Europe Limited).
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
In April 2023, we announced completion of enrollment of our V007 Phase 3 trial of the ATEV for use in AV access for hemodialysis. In July 2024, we announced positive topline results from our V007 Phase 3 trial, where the ATEV met the primary endpoints in the study. If the interim results from our ongoing V012 Phase 3 trial in women are positive, we plan to submit a supplemental BLA for the ATEV to the FDA for an indication in AV access for hemodialysis in the second half of 2026.
We have incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $702.0 million and $686.0 million, respectively, and working capital of $15.8 million and $27.9 million, respectively. Our operating losses were approximately $24.4 million and $77.3 million for the three and nine months ended September 30, 2025, respectively, and $30.2 million and $86.3 million for the three and nine months ended September 30, 2024, respectively.
Net cash flows used in operating activities were $78.9 million and $71.5 million during the nine months ended September 30, 2025 and 2024, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we begin to commercialize Symvess and advance our product candidates.
As of September 30, 2025, we had cash and cash equivalents of $19.5 million and restricted cash of $0.4 million. We believe our cash and cash equivalents on hand and existing capacity under our Common Stock Purchase Agreement will be sufficient to fund operations for at least 12 months from the date of this Quarterly Report. See Note 1 — Organization and Description of Business in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this assessment.
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
Prior to the recent commercialization of the ATEVs in the vascular trauma indication, all of our revenue was derived from government and other grants. From inception through September 30, 2025, we have been awarded grants, including grants from the California Institute of Regenerative Medicine (“CIRM”), the National Institutes of Health (“NIH”), and the Department of Defense, to support our development, production scaling and clinical trials of our product candidates.

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
Cost of goods sold
We have inventory for which the production costs were recorded as an expense in 2024 prior to FDA approval. We expect cost of goods sold to normalize after utilization of this inventory. If market acceptance of Symvess does not occur at all or on a timely basis prior to the inventory shelf-life expiration, we may be required to write-off some or all inventory, which could affect our financial requirements and financial results. Cost of goods sold includes overhead related to unused production capacity, which was recorded as an expense during the three and nine months ended September 30, 2025, as well as royalties expense based on our product revenue.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Revenue:
Product revenue, net	$703	$—	$703	100%
Contract revenue	50	—	50	100%
Total revenue	753	—	753	100%

Operating expenses:
Cost of goods sold	260	—	260	100%
Research and development	17,273	22,926	(5,653)	(25)%
Selling, general and administrative	7,610	7,307	303	4%
Total operating expenses	25,143	30,233	(5,090)	(17)%
Loss from operations	(24,390)	(30,233)	5,843	(19)%

Other income (expense), net
Interest income	590	911	(321)	(35)%
Change in fair value of Contingent Earnout Liability	4,893	(8,489)	13,382	(158)%
Change in fair value of derivatives	4,009	1,047	2,962	283%
Interest (expense) income	(2,612)	(2,438)	(174)	7%
Total other income (expense), net	6,880	(8,969)	15,849	(177)%
Net loss	$(17,510)	$(39,202)	$21,692	(55)%
Revenue
Total revenue was $0.8 million for the three months ended September 30, 2025, compared to no revenue for the three months ended September 30, 2024. Revenue for the three months ended September 30, 2025 consisted of $0.7 million of product revenue from sales of Symvess in the United States and $0.1 million of revenue earned related to research and development services pursuant to a research contract with a large medical technology company.

Cost of goods sold
Cost of goods sold was $0.3 million for the three months ended September 30, 2025 and includes overhead related to unused production capacity which was recorded as an expense during the period. There was no cost of goods sold for the three months ended September 30, 2024.
Research and Development Expenses
The following table discloses the breakdown of research and development expenses for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Direct Expenses
Vascular Trauma	$278	$439	$(161)	(37)%
AV Access	1,612	1,927	(315)	(16)%
PAD	—	22	(22)	(100)%
Total	1,890	2,388	(498)	(21)%
Unallocated Expenses
External services	1,569	1,915	(346)	(18)%
Materials and supplies	4,903	5,451	(548)	(10)%
Payroll and personnel expenses	8,316	9,621	(1,305)	(14)%
Other research and development expenses	595	3,551	(2,956)	(83)%
Total	15,383	20,538	(5,155)	(25)%
Total research and development expenses	$17,273	$22,926	$(5,653)	(25)%
Research and development expenses were $17.3 million for the three months ended September 30, 2025, representing a decrease of $5.7 million, or 25%, from $22.9 million for the three months ended September 30, 2024. The decrease was driven by a $3.0 million decrease in other research and development expense and $1.0 million decrease in payroll and personnel expenses related to the capitalization of overhead costs associated with the commercial manufacturing of Symvess, a $0.3 million decrease in external services, a $0.5 million decrease in clinical trials expense, and a $0.5 million decrease in materials and supplies expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $7.6 million and $7.3 million for the three months ended September 30, 2025 and 2024, respectively. The increase in selling, general and administrative expenses compared to the prior period of $0.3 million, or 4% , was primarily driven by the commercial launch of Symvess, and included a $0.8 million increase in payroll and personnel expenses and $0.3 million increase in professional fees, partially offset by a $1.0 million decrease in external services and consulting expenses.
Total Other Income (Expense), net
Total other income, net was $6.9 million for the three months ended September 30, 2025 compared to total other expense, net of $9.0 million for the three months ended September 30, 2024. The increase in net income of $15.8 million was primarily attributable to a $13.4 million non-cash gain from the fair value remeasurement of the Contingent Earnout Liability and a $3.0 million non-cash gain from the fair value remeasurement of the derivative liabilities.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Revenue:
Product revenue, net	$950	$—	950	100%
Contract revenue	621	—	621	100%
Total revenue	1,571	—	1,571	100%

Operating expenses:
Cost of goods sold	620	—	620	100%
Research and development	54,697	67,943	(13,246)	(19)%
Selling, general and administrative	23,555	18,367	5,188	28%
Total operating expenses	78,872	86,310	(7,438)	(9)%
Loss from operations	(77,301)	(86,310)	9,009	(10)%
Other income (expense), net:
Interest income	2,084	3,252	(1,168)	(36)%
Change in fair value of Contingent Earnout Liability	49,154	(38,653)	87,807	(227)%
Change in fair value of derivatives	18,191	719	17,472	2430%
Interest expense	(8,157)	(6,769)	(1,388)	21%
Total other income (expense), net	61,272	(41,451)	102,723	(248)%
Net income (loss)	$(16,029)	$(127,761)	$111,732	(87)%
Revenue
Total revenue was $1.6 million for the nine months ended September 30, 2025, compared to no revenue for the nine months ended September 30, 2024. Revenue for the nine months ended September 30, 2025 consisted of $0.9 million of product revenue from sales of Symvess in the United States and $0.6 million of revenue earned related to research and development services pursuant to a research contract with a large medical technology company.
Cost of goods sold
Cost of goods sold was $0.6 million for the nine months ended September 30, 2025 and includes overhead related to unused production capacity which was recorded as an expense during the period. There was no cost of goods sold for the nine months ended September 30, 2024.

Research and Development Expenses
The following table discloses the breakdown of research and development expenses for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%
Direct Expenses
Vascular Trauma	$690	$1,904	$(1,214)	(64)%
AV Access	4,356	4,952	(596)	(12)%
PAD	—	161	(161)	(100)%
Total	5,046	7,017	(1,971)	(28)%
Unallocated Expenses
External services	4,466	5,340	(874)	(16)%
Materials and supplies	13,289	17,470	(4,181)	(24)%
Payroll and personnel expenses	26,948	27,763	(815)	(3)%
Other research and development expenses	4,948	10,353	(5,405)	(52)%
Total	$49,651	$60,926	$(11,275)	(19)%
Total research and development expenses	$54,697	$67,943	$(13,246)	(19)%
Research and development expenses were $54.7 million for the nine months ended September 30, 2025, representing a decrease of $13.2 million, or 19%, from $67.9 million for the nine months ended September 30, 2024. The decrease was primarily driven by a $4.2 million decrease in materials and supplies expense, related to the capitalization of expenditures for inventory during the nine months ended September 30, 2025 following the commencement of commercial manufacturing to support the market launch of Symvess, a $2.0 million decrease in clinical trials expense, and a $5.4 million decrease in other research and development expenses related primarily to the capitalization of overhead costs associated with the commercial manufacturing of Symvess.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $23.6 million and $18.4 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in general and administrative expenses compared to the prior period of $5.2 million, or 28%, was primarily driven by the commercial launch of Symvess. Significant increases in expenses included a $4.9 million increase in payroll and personnel expenses.
Total Other Income (Expense), net
Total other income, net was $61.3 million for the nine months ended September 30, 2025, compared to total other expense, net of $41.5 million for the nine months ended September 30, 2024. The $102.7 million change was primarily attributable to an $87.8 million non-cash gain from the fair value remeasurement of the Contingent Earnout Liability and a $17.5 million non-cash gain from the fair value remeasurement of derivative liabilities.
Liquidity and Capital Resources
Sources of Liquidity
We have historically financed our operations primarily through the sale of equity securities and convertible debt, borrowings under loan facilities, the Purchase Agreement, and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $702.0 million and $686.0 million, respectively.

As of September 30, 2025 and December 31, 2024, we had working capital of $15.8 million and $27.9 million, respectively. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $19.5 million and $44.9 million, respectively, and restricted cash of $0.4 million and $50.4 million, respectively. We funded the restricted cash account on August 14, 2024, in accordance with our amended Purchase Agreement, of which $50.0 million was not subject to our unilateral control. In connection with the Purchase Agreement Amendment, the Company made the Purchase Agreement Amendment Payment of $50.0 million, funded from the restricted cash previously maintained for the benefit of the Agent. As a result of the Purchase Agreement Amendment Payment, the Company is no longer obligated to maintain $50.0 million of restricted cash in an account for the benefit of the Agent unless the Purchase Agreement has not been repaid in full by December 31, 2025, at which point the Company will be required to maintain $12.5 million in such account.
As of September 30, 2025, we had $47.5 million in remaining availability for sales of Common Stock under our Common Stock Purchase Agreement with Lincoln Park and $62.7 million in remaining availability for sales of Common Stock under our ATM Facility.
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
On September 24, 2024, we entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provides that, subject to the terms and conditions set forth in the Common Stock Purchase Agreement, we have the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. We control the timing and amount of any sales to Lincoln Park. As of September 30, 2025, we had completed sales of shares under the Common Stock Purchase Agreement that provided $2.5 million in gross proceeds, and as of September 30, 2025 we had $47.5 million in remaining availability for sales of our Common Stock under our Common Stock Purchase Agreement with Lincoln Park.
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
On October 6, 2025, we entered into a securities purchase agreement with institutional investors pursuant to which the investors purchased approximately $60.0 million worth of Common Stock and October 2025 RDO Warrants in the October 2025 Registered Direct Offering. The net proceeds to us from the October 2025 Registered Direct Offering were approximately $56.5 million, after deducting placement agent’s fees and offering expenses of approximately $3.5 million. The October 2025 Registered Direct Offering closed on October 8, 2025.
ATM Facility
On September 1, 2022, we entered into the ATM Facility for the sale from time to time of up to $80.0 million of shares of Common Stock. As of September 30, 2025, we have sold an aggregate of 5,125,876 shares of Common Stock under the ATM Facility at an average price of $3.38 per share for net proceeds of approximately $16.8 million after deducting sales commissions of approximately $0.5 million. As of September 30, 2025, we had $62.7 million in remaining availability for sales of Common Stock under the ATM Facility.
Material Cash Requirements
Our known material cash requirements include: (1) the purchase of supplies and services that are primarily for research and development; (2) repayments pursuant to the Purchase Agreement; (3) employee wages, benefits, and incentives; (4) financing and operating lease payments (for additional information see below), and (5) payments under our JDRF Agreement (see Note 12 — Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report). We have also entered into contracts with CROs primarily for clinical trials. These contracts generally provide for termination upon limited notice, and therefore we believe that our non-cancellable obligations under these agreements are not material. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, for example, legal contingencies, uncertain tax positions, and other matters.
As of September 30, 2025, we had non-cancellable purchase commitments of $24.2 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University, a distribution agreement with Fresenius Medical Care and our JDRF Agreement. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at September 30, 2025. For additional information regarding our agreement with Fresenius Medical Care, see Note 13 — Related Party Transactions to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report. For additional information regarding our agreements with Duke University, Yale University and JDRF, see Note 12 — Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.

Revenue Interest Purchase Agreement
On May 12, 2023, we entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland Capital Management LLC, as agent for the Purchasers, to obtain financing in respect to the further development and commercialization of our ATEV, to repay our then outstanding credit facility with SVB, and for other general corporate purposes. Pursuant to the Purchase Agreement and subject to customary closing conditions, the Purchasers have purchased certain revenue interests from us in exchange for an aggregate investment amount of up to $150.0 million. Under the terms of the Purchase Agreement, $40.0 million of the Investment Amount, less certain transaction expenses, was funded on May 12, 2023, which was used to repay in full and retire our indebtedness under our loan agreement with SVB, with the remaining proceeds funded to the Company. On March 11, 2024, $20.0 million of the Investment Amount was funded to the Company. On December 19, 2024, the FDA granted full approval for our BLA for the vascular trauma indication, and we elected not to draw the additional $40.0 million that became available under the Purchase Agreement. As of and subsequent to December 31, 2024, we are not entitled to draw on any further installments under the Purchase Agreement. See Note 7 — Revenue Interest Purchase Agreement to the condensed consolidated financial statements for additional details about this financing transaction.
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

On September 17, 2025, we entered into the Purchase Agreement Amendment with the Purchasers and the Agent to amend the Purchase Agreement. In connection with the Purchase Agreement Amendment, we made a $50 million repayment under the Purchase Agreement, funded from the restricted cash maintained for the benefit of the Agent. Additionally, pursuant to the Purchase Agreement Amendment, we are no longer obligated to maintain $50.0 million of restricted cash in an account for the benefit of the Agent unless the Purchase Agreement has not been repaid in full by December 31, 2025, at which point we will be required to maintain $12.5 million in such account. Under the Purchase Agreement, as of September 30, 2025, we had $20.7 million recorded as a revenue interest liability on our condensed consolidated financial statements. For additional information regarding the Purchase Agreement, see Note 7 — Revenue Interest Purchase Agreement to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.
Leases
On September 29, 2025, we executed a Sixth Amendment to our lease agreements that extended the lease term and modified key financial terms. Additional details regarding the amendment and its impact are provided in Note 8 — Leases to the condensed consolidated financial statements. Our future contractual obligations under our lease agreement as of September 30, 2025 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$62,217	$2,670	$2,152	$7,128	$50,267
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

Cash Flows
The following table shows a summary of our cash flows for each of the periods shown below:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Net loss	$(16,029)	$(127,761)
Non-cash adjustments to reconcile net loss to net cash used in operating activities(1):	(47,806)	53,404
Changes in operating assets and liabilities:	(15,083)	2,812
Net cash used in operating activities	(78,918)	(71,545)
Net cash used in investing activities	(845)	(1,509)
Net cash provided by financing activities	4,314	63,177
Net decrease in cash, cash equivalents and restricted cash	$(75,449)	$(9,877)
Cash, cash equivalents and restricted cash at the beginning of the period	$95,290	$80,801
Cash, cash equivalents and restricted cash at the end of the period	$19,841	$70,924
___________________________
(1) Primarily includes depreciation, amortization related to our leases, stock-based compensation expense, non-cash interest expense related to our revenue interest liability and our JDRF Award liability, and the changes in fair value of our Contingent Earnout Liability and our derivative liabilities and asset.
Cash Flow from Operating Activities
The increase in net cash used in operating activities from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 was primarily due to increased spending on preclinical, clinical and commercial activities as well as payroll and personnel expenses, expansion of clinical development of the ATEV for use in AV access, and our commercial launch of Symvess.
Cash Flow from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 and September 30, 2024 consisted of purchases of property and equipment.
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 consisted primarily of $46.7 million of net proceeds from our 2025 Public Offering and $9.8 million of net proceeds from the issuance of stock under our ATM Facility, partially offset by a $50.0 million payment on the revenue interest liability in connection with the Purchase Agreement Amendment. Net cash provided by financing activities for the nine months ended September 30, 2024 consisted primarily of $43.0 million of net proceeds from our 2024 Public Offering and $19.5 million of proceeds from the Purchase Agreement.
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
As of September 30, 2025, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On November 18, 2024, James A. Cutshall filed a putative class action lawsuit, captioned Cutshall v. Humacyte, Inc., et al., No. 1:24-cv-00954 (the “Securities Litigation”), against the Company and certain of the Company’s officers in the United States District Court for the Middle District of North Carolina. The complaint in the Securities Litigation (the “Initial Complaint”) asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons and entities that purchased or otherwise acquired securities of the Company between May 10, 2024 and October 17, 2024, based on allegations that the defendants made or were responsible for false or misleading statements and omissions related to the BLA for the vascular trauma indication and to alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility. The Initial Complaint seeks a variety of relief, including unspecified compensatory damages, attorneys fees and costs. On January 31, 2025, the court appointed co-lead plaintiffs. On May 22, 2025, the co-lead plaintiffs filed the amended complaint in the Securities Litigation. The amended complaint expands the putative class to include persons and entities that purchased or otherwise acquired securities of the Company between August 14, 2023 and March 25, 2025. It alleges that the defendants made or were responsible for false or misleading statements and omissions related to the safety of Symvess, alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility, and the Company’s financial condition and liquidity. On July 25, 2025, defendants moved to dismiss the amended complaint in its entirety and with prejudice. The court has yet to rule on the motion, which remains pending.
On January 7 and 10, 2025, putative stockholders of the Company filed two verified stockholder derivative actions in the United States District Court for the Middle District of North Carolina, captioned Silva v. Sebelius, et al., No. 1:25-cv-00005 (the “Silva Action”) and Misko v. Niklason, et al., No. 1:25-cv-00028 (the “Misko Action”). Each of these derivative actions was brought on behalf of the Company against certain of its current or former directors and officers, as well as Ayabudge LLC. The complaints in each action assert claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, based on a variety of allegations including claims that the defendants are responsible for any damages sustained by the Company as a result of the Securities Litigation. The Misko Action also includes a claim for contribution against certain defendants under Sections 10(b) and 21(d) of the Exchange Act for any liability the Company may sustain as a result of the Securities Litigation. On February 18, 2025, the court issued an order consolidating the Silva Action and the Misko Action (collectively, the “Consolidated Derivative Action”) and staying the defendants’ obligation to respond to any complaint in the Consolidated Derivative Action pending the submission of a proposed scheduling order. On March 11, 2025, the parties entered a joint motion to stay the Consolidated Derivative Action pending final resolution of the Securities Litigation, which the court granted.
On December 19, 2024, the Company received a demand letter (the “2024 Demand Letter”) from a purported stockholder of the Company, demanding that the Board assert claims against certain of the Company’s current or former officers and directors for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, aiding and abetting, violations of Section 14(a) of the Exchange Act, and insider trading, based on a variety of allegations including claims that the Company’s current and former officers and directors are responsible for any damages sustained by the Company as a result of the Securities Litigation. On January 24, 2025, the Board appointed a demand evaluation committee to evaluate the claims made in the 2024 Demand Letter and report back to the full Board. On February 19, 2025, the purported stockholder who sent the 2024 Demand Letter filed a stockholder derivative action in the United States District Court for the Middle District of North Carolina, captioned Olson v. Niklason, et al., No. 1:25-cv-00123 (the “Olson Action”), alleging that the Company had refused his demand. The complaint in the Olson Action asserts substantive claims and allegations that are substantially similar to those asserted in the Consolidated Derivative Action. On April 22, 2025, the parties filed a joint motion to stay the Olson Action pending final resolution of the Securities Litigation, which the court granted.
On May 19, 2025, the Company received a demand letter (the “2025 Demand Letter”) from a purported stockholder of the Company, making demands and stating allegations substantially similar to those in the 2024 Demand Letter. The letter was referred to the demand evaluation committee for evaluation, and the demand evaluation committee recommended that the board of directors of the Company defer action on the demand until after the resolution of the pending motion to dismiss in the securities class action. The board of directors accepted the demand evaluation committee’s recommendation, and counsel for the demand evaluation committee informed the shareholder of the board of director’s determination to defer action on the demand by letter dated September 24, 2025.

On June 9, 2025, a putative stockholder of the Company filed a verified stockholder derivative action in the United States District Court for the District of Delaware, captioned Dusci v. Bamforth, et al., No. 1:25-cv-00722 (the “Dusci Action”). The complaint in the Dusci Action asserts substantive claims and allegations that are substantively similar to those asserted in the Consolidated Derivative Action and Olson Action. On September 8, 2025, the parties field a joint stipulation to stay the Dusci Action, pending final resolution of the Securities Litigation, which the court granted.
The Company disputes all claims asserted against it in the Securities Litigation and disputes that the plaintiffs in the Consolidated Derivative Action, the Dusci Action and Olson Action have standing to assert claims derivatively on its behalf. The Company is currently unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material.
See the section “Legal Matters” contained in Note 12 — Commitments and Contingencies in the notes to our accompanying condensed consolidated financial statements for additional information.
Item 1A. Risk Factors
Our risk factors are disclosed in Part I, Item 1A of our Annual Report. There have been no material changes during the nine months ended September 30, 2025 from, or updates to, the risk factors discussed in Part I, Item 1A, Risk Factors of our Annual Report, except as follows:
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

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

Director and Officer Trading Arrangements
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to Humacyte, Inc’s Current Report on Form 8-K, filed with the SEC on October 7, 2025).

10.1
Amendment No. 2 to the Revenue Interest Purchase Agreement, dated as of September 17, 2025, by and among Humacyte Global, Inc., Humacyte, Inc. and TPC Investments III LP and TPC Investment Solutions LP and Hook SA LLC (incorporated by reference to Exhibit 10.1 to Humacyte, Inc.’s Current Report on Form 8-K, filed with the SEC on September 18, 2025).

10.2*	Fifth Amendment to Lease, dated September 4, 2019, between ARE–NC Region No. 5, LLC and Humacyte, Inc.

10.3*	Sixth Amendment to Lease, dated September 29, 2025, between ARE–NC Region No. 5, LLC and Humacyte, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Humacyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Notes to Condensed Consolidated Financial Statements (unaudited), and (vi) Cover Page.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 12th day of November, 2025.

HUMACYTE, INC.
Date: November 12, 2025	By:	/s/ Laura E. Niklason, M.D., Ph.D.
		Name:	Laura E. Niklason, M.D., Ph.D.
		Title:	President and Chief Executive Officer

	By:	/s/ Dale A. Sander
		Name:	Dale A. Sander
		Title:	Chief Financial Officer, Chief Corporate Development Officer and Treasurer