Form 10-K
period 2025-12-31
Humacyte, Inc.
filed 2026-03-27
CIK 1818382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-39532

Humacyte, Inc.

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $280.3 million (based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on that date).

As of March 24, 2026, 222,019,108 shares of common stock, par value $0.0001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relative to the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

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

Forward-looking statements may include, for example, statements about:

•
our plans and ability to commercialize Symvess® (acellular tissue engineered vessel-tyod or “ATEV”) and, if approved by regulatory authorities, our product candidates, successfully and on our anticipated timelines;
•
the degree of market acceptance of and the availability of third-party coverage and reimbursement for Symvess and, if approved by regulatory authorities, our product candidates;
•
our ability to manufacture Symvess and, if approved by regulatory authorities, our product candidates in sufficient quantities to satisfy our clinical trial and commercial needs;
•
the expected size of the target populations for Symvess and, if approved by regulatory authorities, our product candidates;
•
the anticipated benefits of our ATEVs relative to existing alternatives;
•
our assessment of the competitive landscape;
•
our plans and ability to execute product development, process development and preclinical development efforts successfully and on our anticipated timelines;
•
our plans, anticipated timeline and ability to file applications for, and obtain marketing approvals from the United States (“U.S.”) Food and Drug Administration (“FDA”) and other regulatory authorities, including the European Medicines Agency (“EMA”) and Israel, for our ATEVs and product candidates;
•
our ability to design, initiate and successfully complete clinical trials and other studies for our product candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our V007 and V012 Phase 3 clinical trials;
•
our ability to execute and achieve the expected benefits of our cost-saving measures and whether our efforts will result in further actions or additional asset impairment charges that adversely affect our business;
•
the outcome of our ongoing discussions with the FDA concerning the design of our clinical trials;
•
our anticipated growth rate and market opportunities;
•
our ability to use our proprietary scientific technology platform to build a pipeline of additional product candidates;
•
the characteristics and performance of our ATEVs and the public perception thereof;

•
our expectations regarding our strategic partnership with Fresenius Medical Care Holdings, Inc. (“Fresenius Medical Care”) to sell, market and distribute our 6 millimeter ATEV for certain specified indications and in specified markets, if approved by regulatory authorities;
•
the performance of other third parties on which we rely, including our third-party manufacturers, our licensors, our suppliers and the organizations conducting our clinical trials;
•
our ability to obtain and maintain intellectual property protection for our product candidates as well as our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;
•
our ability to maintain the confidentiality of our trade secrets, particularly with respect to our manufacturing process;
•
our compliance with applicable laws and regulatory requirements, including FDA regulations, healthcare laws and regulations, and anti-corruption laws;
•
our involvement in existing or potential claims and legal and administrative proceedings, and the merits, potential outcomes and effects of both existing and potential claims and legal and administrative proceedings, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
•
our ability to attract, retain and motivate qualified personnel and to manage our growth effectively;
•
our estimates regarding how long our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, capital expenditures and debt service obligations;
•
our future financial performance and capital requirements, including our ability to raise additional capital in the future;
•
our ability to implement and maintain effective internal controls;
•
the potential liquidity and trading of our securities; and
•
the impact of the overall global economy and increasing interest rates and inflation on our business.

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

We are initially using our proprietary, scientific technology platform to engineer and manufacture acellular tissue engineered vessels, or ATEVs. On December 19, 2024, the FDA granted full approval for the ATEV under the brand name Symvess® for use in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible. Our ATEVs are designed to be easily implanted into any patient without inducing a foreign body response or leading to immune rejection. We are developing a portfolio, or “cabinet”, of ATEVs with varying diameters and lengths. The ATEV cabinet is initially targeting the vascular repair, reconstruction and replacement market, including vascular trauma, arteriovenous (“AV”) access for hemodialysis, and peripheral artery disease (“PAD”). We are also developing the ATEV for coronary artery bypass grafting (“CABG”) and pediatric heart surgery. Over the longer term, we are developing our ATEV for the delivery of cellular therapies, including pancreatic islet cell transplantation to treat Type 1 diabetes (our BioVascular Pancreas or “BVPTM”). We will continue to explore the application of our technology across a broad range of markets and indications including the development of urinary conduit, trachea, esophagus and other novel cell delivery systems.

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

As of December 31, 2025, our ATEVs have been implanted in approximately 636 patients in clinical trials as well as additional patients following the U.S. commercial launch of Symvess in the vascular trauma indication. In addition to vascular trauma, we are currently conducting a Phase 3 trial of our 6 millimeter ATEV in AV access for hemodialysis, and previously completed Phase 2 trials in PAD. We were granted Fast Track designation by the FDA for our 6 millimeter ATEV for use in AV access for hemodialysis in 2014. We also received the first Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA, for the creation of vascular access for performing hemodialysis, in March 2017. In May 2023, we were granted the RMAT designation for the ATEV for urgent arterial repair following extremity vascular trauma, and in June 2024, we were granted the RMAT designation for the ATEV for patients with advanced PAD. In addition, in 2018 our ATEV product candidate was assigned a priority designation by the Secretary of Defense under Public Law 115-92, enacted to expedite the FDA’s review of products that are intended to diagnose, treat or prevent serious or life-threatening conditions facing American military personnel. We received our first FDA approval of the ATEV on December 19, 2024, a full approval for Symvess (acellular tissue engineered vessel-tyod) for use in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible.

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

Merger

On August 26, 2021 (the “Closing Date”), Humacyte, Inc. (“Legacy Humacyte”) and Alpha Healthcare Acquisition Corp. (“AHAC”), consummated a merger pursuant to that certain Business Combination Agreement, dated as of February 17, 2021 (the “Merger Agreement”), by and among Legacy Humacyte, AHAC and Hunter Merger Sub (“Merger Sub”), a wholly owned subsidiary of AHAC. As contemplated by the Merger Agreement, Merger Sub merged with and into Legacy Humacyte, with Legacy Humacyte continuing as the surviving corporation and as a wholly owned subsidiary of AHAC (the “Merger” and collectively with the other transactions described in the Merger Agreement, the “Reverse Recapitalization”). On the Closing Date, AHAC changed its name to Humacyte, Inc. and Legacy Humacyte changed its name to Humacyte Global, Inc.

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

Our Approach

We have developed an approach that relies on two key complementary elements to address the significant market opportunity for the global treatment of patients in need of vascular replacement, repair and reconstruction, vascular access for dialysis and potential future indications including complex tissue and organ replacement and treatment of Type-1 diabetes:

•
our proprietary scientific and engineering technology platform allows us to grow human tissues, which are ultimately decellularized and therefore expected to be non-immunogenic and universally implantable; and
•
our novel, scalable manufacturing paradigm is designed to allow us to produce thousands of ATEVs per year with the ability to expand manufacturing capacity and breadth to meet expected future global demand and the planned expansion of our pipeline of product candidates.

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

We believe that our ATEVs, when used as AV access for hemodialysis, can decrease infections and dialysis access failures, which would improve patient outcomes and lower the burden of dialysis costs on the healthcare system. Subject to the outcome of the interim data analysis of the V012 clinical trial, we expect to file a BLA with the FDA in the second half of 2026 seeking approval for the use of ATEV in AV access for hemodialysis, and to target our commercialization efforts particularly toward those patients who are at high risk of fistula failure or non-maturation, such as women and male patients with two risk factors, such as obesity and diabetes.

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

Type I Diabetes: Type 1 diabetes, caused by auto-immune destruction of insulin-producing cells in the islets of the pancreas, is a devastating disease affecting more than 1.5 million people in the United States, and costing at least $10 billion to $14 billion annually. In Europe and Asia, the number of patients suffering with Type 1 diabetes is estimated at approximately 2.8 million and 2.0 million, respectively. Even with the newer insulin delivery technologies, less than one-third of patients achieve consistent target blood sugar levels.

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

Coronary Artery Bypass Graft: CABG is a surgery used to treat a blockage or narrowing of one or more of the coronary arteries to restore the blood supply to the heart muscle. We believe our ATEVs can replace existing vascular substitutes and improve patient outcomes, particularly in obese patients or those suffering from diabetes, in whom the risks of saphenous vein harvesting are more substantial. CABG procedures are common, with more than 400,000 CABG procedures reported annually in the U.S. and over 800,000 annual CABG procedures globally.

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

Pediatric Heart Surgery: We have evaluated in preclinical testing a smaller diameter ATEV product for use in pediatric heart surgery as a Blalock Taussig (“BT”) shunt. The BT shunt is a surgical procedure that is used to increase pulmonary blood flow for the treatment of babies born with a complex congenital heart defect called Tetralogy of Fallot, a common type of “blue baby syndrome”. There are approximately 1,800 babies born in the United States with Tetralogy of Fallot each year. The BT shunt is a life-saving procedure for these babies, and we plan to submit an orphan drug application for use of our ATEV as a BT shunt for infants born with cyanotic congenital heart defects. Although 3 – 4mm inner diameter expanded polytetrafluoroethylene (“ePTFE”) grafts are currently used as the most common BT shunt, they suffer from limitations that impact morbidity and mortality in these infants.

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

Overview of Clinical Trials Assessing the Safety and Efficacy of the ATEV in Multiple Indications

Clinical Trial Number	Indication	Begin Enrollment	Design/Phase	Number of Subjects	Status	Outcomes**
Vascular Trauma
V005	Vascular Trauma	2018	Phase 2/3 Single-arm Historical Comparator Unblinded	72 total. Primary analysis based on a total of 51 patients with injuries of extremities	BLA approved by FDA December 19, 2024	30-day PP: 84.3% 30-day SP: 90.2% Infection Rate: 2.0% Amputation Rate: 9.8%
V017	Vascular Trauma	2022	Retrospective observational study to evaluate the ATEV in real-world setting of humanitarian program conducted during wartime in Ukraine	19 total treated under humanitarian program. 17 consented for inclusion in study, 16 of whom had injuries of extremities and were included in primary analysis	Included in BLA submission approved by FDA December 19, 2024	30-day PP: 93.8% 30-day SP: 93.8% Infection Rate: 0% Amputation Rate: 0%
Dialysis Access
V001	Dialysis Access	2012	Phase 2 Single-arm	40	Completed	30-day PP: 95% 6-month SP: 100% 12-month SP: 97% 60-month SP: 58% Infection Rate/yr: 0% Number of Rejections: 0
V003	Dialysis Access	2013	Phase 2 Single-arm	20	Completed	30-day PP: 95% 6-month SP: 89% 12-month SP: 81% Infection Rate/yr: 4% (1 event) Number of Rejections: 0
V006	Dialysis Access	2016	Phase 3 Prospective Randomized Blinded	355 total; 177 received ATEV, 178 received ePTFE	Completed	30-day PP ATEV: 93% 12-month SP ATEV: 82% 24-month SP ATEV: 67% 12-month SP ePTFE: 80% 24-month SP ePTFE: 74% Infection Rate ATEV/yr: 0.93% Infection Rate ePTFE/yr: 4.5% Number of ATEV Rejections: 0
V007	Dialysis Access	2017	Phase 3 Prospective Randomized Blinded	242 total; 123 received ATEV, 119 received AVF	Topline results reported August 2024, two-year follow-up in process	6-month SP ATEV: 81% 12-month SP ATEV: 68% 6-month SP AVF: 66% 12-month SP AVF: 62%
V011	Dialysis Access	2019	Phase 2 (LUNA200 Manufacturing System Bridging Study)	30	Completed	30-day PP: 97% 30-day SP: 100% 12-month SP: 83% Infection Rate ATEV/yr: 0% Number of ATEV Rejections: 0
V012	Dialysis Access	2023	Phase 3 Prospective Randomized Blinded	Target 150 women total, 113 currently enrolled	Enrollment ongoing	Trial is currently enrolling, interim analysis planned on first 80 patients after one-year of follow up. The 80th patient is expected to complete one year of follow up in April 2026.
Peripheral Artery Disease
V002	PAD	2013	Phase 2 Single-arm	20	10-year follow-up ongoing	30-day PP: 100% 6-month SP: 84% 12-month SP: 84% 72-month SP: 60% Infection Rate/yr: 0% Number of Rejections: 0
V004	PAD	2016	Phase 2 Single-arm	15	Completed	30-day PP: 100% 6-month SP: 86% 12-month SP: 64% Infection Rate/yr: 0% Number of Rejections: 0 Number of Amputations: 0

** PP: Primary Patency, which is the interval of time of access placement until any intervention designed to maintain or reestablish patency, access thrombosis, or the time of measurement of patency, i.e. patent without interventions.

SP: Secondary Patency, which is the interval from the time of access placement until abandonment, i.e. patent with or without interventions.

As of December 31, 2025, approximately 636 patients worldwide have received our ATEVs in clinical trials, and expanded access and humanitarian programs, for the treatment of vascular trauma, AV access for hemodialysis, PAD, and in expanded access cases resulting in approximately 1,363 subject-years of exposure to the ATEV, in each case excluding additional patients that have received our ATEVs following the U.S. commercial launch of Symvess in the vascular trauma indication. Our cumulative ATEV exposure in clinical trials is approximately 1,026 subject-years in the hemodialysis access population, 216 subject-years in the PAD population, and 121 subject-years in the arterial trauma population. The longest our ATEV has been in a patient and used for dialysis is more than ten years. A total of 30 expanded access/compassionate use cases have been granted by the FDA, and another 35 patients with severe PAD have been treated with the ATEV under an investigator IND at the Mayo Clinic. Lastly, 19 patients suffering vascular injuries during the conflict in Ukraine have been treated with the ATEV under a humanitarian program. Throughout all of these trials and other programs, we have observed that our ATEVs functioned as intended and provided functional blood flow to affected limbs. We have also observed consistent durability with a strong tolerability profile. Furthermore, we have observed no evidence of clinically relevant immunologic reactions to our ATEVs, supporting the potential use of our ATEVs as off-the-shelf, universally implantable, bioengineered human tissues.

Overall, the ATEV has functioned well and as intended, across ten different clinical trials in three clinical indications. As of December 31, 2025, the ATEV has been implanted in patients in clinical trials across more than 85 clinical sites in seven countries, over more than ten years. We have observed zero instances of clinical rejection of the ATEV in any clinical trial over the past ten years, suggesting that the ATEV was not immunologically rejected after implantation.

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

V005 Trial Results:

The results discussed below are for the subgroup of 51 V005 patients with extremity injury submitted with the BLA as the primary analysis subgroup. In this subset of V005 patients, the range of trauma injuries were broad, including penetrating trauma cases and blunt injury cases. Mechanisms of injury included motor vehicle accidents, gunshot wounds, industrial accidents, and falls in the V005 trial. The ATEVs were placed throughout the body, including in the lower limbs and upper limbs and were used to repair the axillary artery, femoral artery, popliteal artery and vein, and the brachial artery. Many of the injuries treated in the V005 trial were contaminated injuries that are at elevated risk of graft infection.

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

_________________

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

In December 2025 long-term data assessing the durability of ATEV in patients followed from the V005 trial were published in the Journal of Vascular Surgery Cases, Innovations and Techniques (JVS-CIT). In the study, titled “Long-term Safety and Efficacy Outcomes of the Acellular Tissue Engineered Vessel (ATEV) in Extremity Arterial Trauma Repair,” the ATEV was observed to maintain structural integrity over the long term, exhibit low infection rates, and support high rates of limb salvage in patients followed for up to 36 months. Once early complications from the traumatic injuries resolved, the rates of conduit infection, limb salvage, and patient survival plateaued and remained relatively constant through the three years of follow-up. Symvess maintained an infection-free rate of 92.9% from months 3–36, with no infections after day 37 and only three conduit infections overall. Limb salvage rates were 87.3% at 12 months and 82.5% at 24 months, despite a severely injured trauma cohort. Adverse events and serious adverse events were also observed to decline over time, supporting the long-term durability of this vascular repair. Importantly, no deaths, amputations, or mechanical failures were attributed to Symvess. No spontaneous (i.e., unprovoked by external factors) ruptures or structural failures were reported in any patient throughout the follow-up period.

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

__________________

* One ATEV rupture associated with extensive shrapnel remnants in the wound that caused bleeding.

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

In September 2025 long-term results from the V017 trial were published in Oxford Academic’s Military Medicine. The publication, titled “Evaluating the Safety and Efficacy of Humacyte Acellular Tissue-Engineered Vessel in a Real-World Combat Setting: A Retrospective Observational Multicenter Study,” reported that patients from the V017 trial were observed to have a continued high rate of patency (87.1%), 100% limb salvage, and zero cases of conduit infection in 17 patients with arterial injury repairs followed for up to 18 months.

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

Budget Impact Model

In March 2025, the Budget Impact Model for Symvess was published in the Journal of Medical Economics. The publication reported that Symvess was projected to be cost saving for both trauma centers and third-party payers, primarily due to reductions in the costs related to amputations and conduit infections. This publication used inputs from the PROOVIT vascular trauma registry, databases of hospital charges and insurance claims, published literature (including the V005 results data published in the November 2024 JAMA Surgery article), and expert opinion to evaluate the economic impact from the perspective of Level I trauma centers and third-party commercial, Medicare and Medicaid payors. The publication was developed in collaboration with health economists and vascular surgeons to ensure that current practices in extremity arterial trauma practices were reflected, and that current health economic modeling standards were followed. Based on the model, the per-patient cost for trauma centers of treating patients with Symvess is estimated to be less than the cost of treating trauma patients with synthetic and other non-autologous grafts as shown in the graph below.

Symvess (ATEV) Budget Impact Model

Estimated Per-Patient Cost for Trauma Centers

Autologous vein (short ischemia time)
$104,573
Symvess™
$109,115
Autologous vein (long ischemia time)
$113,812
Synthetic
$137,213
Xenograft
$140,428
Allograft
$154,722
Excess costs mainly driven by higher conduit infection and amputation rates with non-Symvess conduits
$0
$40,000
$80,000
$120,000
$160,000
Initial hospitalization
Conduit cost
Amputations
Infections, graft
Fasciotomy
Re-interventions
Rhabdomyolysis
Use of initial shunt
Infections, harvest site

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

Overview of ATEV Experience in Hemodialysis Access: A table listing our clinical trials of the ATEV in hemodialysis access is included below. We have implanted the ATEV into approximately 445 total patients for hemodialysis access, for a total of more than 1,026 patient-years of exposure, as of December 31, 2025. Throughout these trials, we have observed consistent and sustained high primary and secondary patency rates. We have observed zero instances of clinical rejection of any ATEV in any hemodialysis access trial.

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

Our Current Phase 2 and Phase 3 Trials of the ATEV in Hemodialysis Access

Clinical Trial Number	Indication	Begin Enrollment	Design/Phase	Number of Subjects	Status	Outcomes**
V001	Dialysis Access	2012	Phase 2 Single-arm	40	Completed	30‑day PP: 95% 6‑month SP: 100% 12‑month SP: 97% 60-month SP: 58% Infection Rate/yr: 0% Number of Rejections: 0
V003	Dialysis Access	2013	Phase 2 Single-arm	20	Completed	30‑day PP: 95% 6‑month SP: 89% 12‑month SP: 81% Infection Rate/yr: 4% (1 event) Number of Rejections: 0
V006	Dialysis Access	2016	Phase 3 Prospective Randomized Blinded	355 total; 177 received ATEV 178 received ePTFE	Completed	30‑day PP ATEV: 93% 12‑month SP ATEV: 82% 24‑month SP ATEV: 67% 12‑month SP ePTFE: 80% 24‑month SP ePTFE: 74% Infection Rate ATEV/yr: 0.93% Infection Rate ePTFE/yr: 4.5% Number of ATEV Rejections: 0
V007	Dialysis Access	2017	Phase 3 Prospective Randomized Blinded	242 total; 123 received ATEV, 119 received AVF	Topline results reported August 2024, two-year follow-up in process	6-month SP ATEV: 81% 12-month SP ATEV: 68% 6-month SP AVF: 66% 12-month SP AVF: 62%
V011	Dialysis Access	2019	Phase 2 (LUNA200 Manufacturing System Bridging Study)	30	Completed	30‑day PP: 97% 30‑day SP: 100% 12-month SP: 83% Infection Rate ATEV/yr: 0% Number of ATEV Rejections: 0
V012	Dialysis Access	2023	Phase 3 Prospective Randomized Blinded	Target 150 women total, 113 currently enrolled	Enrollment ongoing	Trial is currently enrolling, interim analysis planned on first 80 patients after one-year of follow up. The 80th patient is expected to complete one year of follow up in April 2026

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

Phase 3 V006 HUMANITY trial secondary patency results

Secondary Patency	6 months	12 months	18 months	24 months
ATEV HUMANITY [Mean (95% CI)]	92% (87 – 95%)	82% (75 – 87%)	73% (65 – 79%)	67% (59 – 74%)
ePTFE HUMANITY [Mean (95% CI)]	87% (81 – 85%)	80% (73 – 85%)	77% (70 – 83%)	74% (67 – 81%)

Cox Proportional Hazards Model for Time to Loss of Secondary Patency
Treatment Group (ATEV vs ePTFE)		Hazard Ratio		Non- inferiority Margin Hazard	Non- inferiority Demonstrated (Yes/No)
		Estimate	95% CI
	12 months	0.869	(0.528, 1.431)	1.491	Yes
	24 months	1.284	(0.867, 1.903)	1.488	No

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

Overall, although the primary efficacy endpoint concerning secondary patency was not met, the ATEV otherwise performed in the V006 trial as was expected, based upon ATEV performance in previous Phase 2 trials in hemodialysis and in other clinical applications. This outcome was due at least in part to unexpectedly high patency of the ePTFE grafts, particularly after 12 months. While the cause of this unexpectedly high patency is not clear, it is possible that study-mandated ultrasounds and examinations may have led to more aggressive vigilance with ePTFE grafts to maintain patency. In addition, the age and comorbidities of ATEV subjects in V006 was somewhat worse than for ePTFE subjects.

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

__________________

* Two patients randomized to ATEV received an arteriovenous fistula (“AVF”) and were analyzed as AVF in the Safety Set

ITT = Treatment group assignment based on randomization.

Safety Set = Treatment group assignment based on actual treatment.

Topline results were reported in August 2024 and expanded results, including subgroup analyses, were presented at the American Society of Nephrology’s (“ASN”) Kidney Week 2024, the premier nephrology meeting, in October 2024. In the V007 trial, the ATEV demonstrated superior function and patency at six and 12 months (co-primary endpoints) compared to AVF, the current standard of care for hemodialysis, as summarized in the following table.

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

In November 2025, two-year results from the V007 trial were presented at the ASN Kidney Week 2025. The V007 study had a secondary endpoint of duration access use over 24 months, for which the ATEV was observed to have superior duration of access compared to AV fistula in female, obese and diabetic patients. In female patients (n=70) over 24 months, patients implanted with the ATEV had 15.8 months of average duration of access, compared to 10.0 months for patients receiving an AV fistula (p<0.0137). In the target population of females, and males with obesity and diabetes (n=110), patients implanted with the ATEV had 14.8 months of average duration of access use compared to 9.1 months for patients receiving an AV fistula (p=0.0114). For all patients in the study (n=242), patients receiving an ATEV had 13.3 months of average duration of access use compared to 12.3 months for AV fistula (p=0.7446). The results are consistent with our strategy of targeting patients at higher risk of AV fistula failure: females, and males with obesity and diabetes, which comprise over half of the hemodialysis population.

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

Based on the results of this research, we designed a clinical study designed to demonstrate the clinical and health economic benefits of the ATEV in women dialysis patients, a high-unmet-need population. We commenced the Phase 3 trial, which we refer to as the V012 trial, in up to 150 patients with ESRD. V012 is a Phase 3, prospective, multi-center, open label, randomized, two-arm comparative study conducted in the United States. The V012 trial is designed to assess the usability of the ATEV for dialysis in comparison to autogenous fistulas, in female patients currently receiving hemodialysis via catheter. The primary measure of efficacy will be total days free from in-dwelling catheter (“catheter-free days”) until 365 days, or until access abandonment, whichever occurs first. The primary measure of safety will be the number and severity of infections related to all accesses (including catheters) from access creation until 365 days. An interim analysis is planned on the first 80 patients after one-year of follow up, and 113 patients have currently been enrolled in the study. The 80th patient from V012 is expected to complete one year of follow up in April 2026 and we expect to report top-line interim results from the trial in the second quarter of 2026.

Planned Supplemental BLA Filing in AV Access

Based on discussions with the FDA, our current plan is to submit a supplemental BLA after interim analysis of V012 study, subject to the results of that interim analysis. This plan would support a supplemental BLA submission in the second half of 2026 dependent upon the timeline for interim data analysis. Our current expectation is that the supplemental BLA submission would target the subgroups in which the ATEV has showed the best results to date, which are all females and males with risk factors for fistula non-maturation.

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

There have been no ATEV-related infections reported during the V002 trial as of December 31, 2025, and no amputations of the treated extremity. A sub-set of seven V002 subjects consented for long-term follow-up computerized tomography (“CT”) angiograms, which were obtained at 48 to 52 months after ATEV implantation. In all cases, the ATEV maintained normal architecture and function. A representative image is shown below, taken 50 months post-implantation. Proximal and distal anastomoses of ATEV with recipient’s vasculature are noted, as is the scale bar on the right-hand side of each image. The image presents two views of the same subject, and shows uniform ATEV diameter along the length of the implant.

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

Examples of the Use of Our 6 millimeter ATEVs in Expanded Access Cases

The FDA granted use of the ATEV in 30 special expanded access cases prior to the December 2024 FDA approval in extremity vascular truama, the majority of which were patients with chronic limb-threatening ischemia (“CLTI”), the end stage of PAD. Each of these compassionate use cases was conducted under an individual, investigator-initiated IND application with the FDA. Two cases are highlighted below.

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

Mayo Clinic Study in Severe PAD

The Mayo Clinic, Rochester, MN, conducted a study in patients with CLTI under an investigator-initiated IND filed with the FDA. In February 2024, researchers published interim results in the Journal of Vascular Surgery, including their conclusion that in the clinical study the ATEV was a safe, resilient, and effective conduit for arterial bypass and limb salvage. This is an important result since approximately 40% of patients requiring lower extremity bypass do not have saphenous vein available, which is the standard of care for treating this challenging disease state. The presentation reported the outcomes of 29 patients, with a mean age of 71 and having no available vein to use as a bypass graft, who underwent ATEV implantation. Of these 29 patients, 28 (97%) had previously experienced unsuccessful revascularization procedures on the extremity and 21 (72%) had tissue loss or gangrene. Based on the state of this disease, this patient group had a 30-50% one-year risk of amputation. Notably, performing bypass surgery in 24 (83%) of the patients necessitated the fusion of two 42 cm long ATEVs to achieve the required bypass length. Surgeons reported that the operations to implant the ATEV achieved a 100% technical success rate, without any ATEV-related major adverse events reported. At a median follow-up of nine months, the secondary patency rate for patients implanted with the ATEV was 71%. The limb salvage rate was 86%, corresponding to only a 14% amputation rate.

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

Coronary Artery Bypass Graft

Evaluation of 3.5-4mm diameter blood vessel, the coronary tissue engineered vessel (“CTEV”) for CABG has been performed over the last five years at Humacyte. We performed a preclinical study at Duke University to evaluate the use of our small diameter CTEV for CABG in adult primates (baboons), and we have also performed studies of the CTEV in sheep and pig models of CABG surgery, with follow-up times ranging from 1-3 months. The goal of the primate and other large animal studies is to assess patency and function of the small diameter CTEV, as well as host responses and cellular remodeling. CTEVs are followed by ultrasound imaging of the heart, and angiographic imaging of the conduits. In September 2025, preclinical results of the CTEV in a baboon model of CABG were published in JACC: Basic to Translational Science, a specialist journal launched by the Journal of the American College of Cardiology (“JACC”). In the six-month preclinical CABG model, the CTEV was observed to sustain patency (blood flow), recellularized with the animals’ host cells, and remodeled to effectively reduce the initial size mismatch between the CTEV and the animals’ native artery. In the preclinical study, the CTEV was implanted between the aorta and right coronary artery (“RCA”) in five baboons to simulate a CABG procedure. Animals were followed for six months after CTEV implantation and all CTEVs maintained patency throughout the study. The baboon study provided an effective model for demonstrating the feasibility, mechanical durability and capacity for host-cell remodeling of the CTEV for CABG. After implantation, the CTEV was observed to recellularize with host cells and remodel to effectively reduce the initial size mismatch with the RCA.

Angiography showing adaptive remodeling

of ATEV after implant in baboon CABG model

We plan to commence, dependent on clearance of an IND by the FDA, the first human clinical testing of the CTEV in CABG in the second half of 2026.

Pediatric Heart Surgery: Modified Blalock-Taussig-Thomas (mBTT) Shunt

Tetralogy of Fallot is a relatively common congenital heart defect, that is often treated using a modified Blalock-Taussig-Thomas (“mBTT”). To support a potential future IND filing with the FDA, we have evaluated the use of our CTEV as an mBTT shunt for up to six months in juvenile primates at the Research Institute at Nationwide Children’s Hospital in Columbus, Ohio.

BT Shunt Implant Schematic

In October 2023, results of the preclinical study were published in the open-access Journal of Thoracic and Cardiovascular Surgery (JTCVS Open). In the study, researchers implanted 3.5mm diameter CTEVs into a juvenile large-animal model of pediatric heart disease. The 3.5mm CTEV was implanted between the subclavian and pulmonary arteries, to mimic a commonly-performed surgical procedure used to treat babies born with Tetralogy of Fallot, one of the most common pediatric heart conditions. The study assessed the CTEV’s patency, structure, and blood flow from one week to six months after the implant.

The 3.5mm diameter CTEV has smaller product dimensions but is manufactured using a similar process as Humacyte's 6mm CTEV system currently being evaluated in clinical trials in vascular trauma, AV access for hemodialysis, and PAD. We believe that the production of the functional 3.5mm CTEV is indicative of the potentially broad application of our proprietary bioengineered tissue platform and manufacturing processes.

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

We have designed the LUNA200 to have the ability to produce ATEVs in diameter sizes from 3mm to 10mm and lengths from 10cm to 42cm, making the equipment suitable for the varied array of product candidates in our pipeline. We are also developing a smaller diameter CTEV for CABG and pediatric heart surgery. We intend to introduce a 13cm ATEV line extension after commercial launch of the 42cm ATEV. Using our existing LUNA manufacturing equipment, we can generate 400 13cm ATEVs per batch. Our modular manufacturing platform can be scaled without impacting the operating parameters that support the ATEV growth process. We have designed our manufacturing system to be functionally closed, to utilize single-use disposable materials with aseptic connections, and to be fully automated.

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

Supply Agreement with SeraCare

In January 2014, we entered into a supply agreement with SeraCare for the supply of human plasma, which was amended in October 2018 and March 2021 (as amended, the “SeraCare Agreement”). Under the SeraCare Agreement, we agreed to purchase at least a substantial majority of our human plasma requirements from SeraCare. In the event SeraCare is unable to fulfill our requirements, and subject to certain conditions, we may engage another plasma supplier during the period in which SeraCare is unable to fulfill our requirements. The SeraCare Agreement is subject to annual price modifications in the case of significant changes in SeraCare’s cost of raw materials, with any modification to be determined at least three months prior to the end of the relevant year. The initial term of the SeraCare Agreement expired on October 12, 2023, but automatically extends for subsequent one-year periods unless terminated by either party at least 18 months prior to the end of the initial term. Either party may terminate the SeraCare Agreement for uncured material breach or for the insolvency of the other party at any time. In addition, either party may terminate the SeraCare Agreement without cause upon 12 months’ written notice. We may also terminate the agreement in the event of certain supply interruptions. Each party also agreed to indemnify the other against certain third-party claims up to a specified cap.

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

Our first market launch of Symvess for the treatment of extremity vascular trauma in the United States involves a highly concentrated market of approximately 200 Level I Trauma Centers that may be reached with a small field sales forces, currently 12 field sales executives. Many of the major trauma centers already have familiarity with our ATEVs through their participation in our clinical trials. Our sales launch commenced in the first quarter of 2025 and includes dual targeting of surgeons to create pull-through demand and hospital administration (trauma center Value Analysis Committees) to ensure adoption and uptake of the ATEV in vascular trauma.

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

The DoD assigned a priority designation to the ATEV technology under Public Law 115-92 and provided an approximately $6.8 million grant from the DoD for the development of our ATEVs for vascular reconstruction and repair. The fiscal year 2026 DoD Appropriations Act includes dedicated funding to support the evaluation and incorporation of biologic vascular repair technologies for the warfighters suffering from traumatic vascular injuries.

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

As of December 31, 2025, our patent estate is comprised of 15 families of patents. Of these families, 11 are solely owned by Humacyte, one is jointly owned by Humacyte and Global Life Sciences Solutions USA LLC, one is jointly owned by Humacyte and Yale University, one is exclusively licensed to Humacyte from Duke University and one is exclusively licensed to Humacyte from Yale University. For more information regarding these license agreements, see “— License Agreement with Duke University” and “— License Agreements with Yale University.”

Our 15 families of patents are comprised of:

(i)
Eleven issued U.S. patents, 76 foreign patents in Austria, Australia, Belgium, Canada, China, Cyprus, Denmark, France, Germany, Greece, Hong Kong, Hungary, Ireland, Italy, Japan, Netherlands, Portugal, Spain, Sweden, Switzerland, Turkey, and the UK, eight pending U.S. non-provisional patent applications, and 15 pending foreign applications in Australia, Canada, China, Europe, Japan and Hong Kong, which are solely owned by us,
(ii)
four issued U.S. patents, 25 issued foreign patents in Australia, Austria, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Portugal, Netherlands, Spain, Sweden, Switzerland, Turkey, and the UK, no pending U.S. non-provisional patent applications, and three pending foreign patent applications in Europe and Canada, which we co-own, and
(iii)
two issued U.S. patent, two issued foreign patents in Australia and Japan, one pending U.S. non-provisional patent application, and three pending foreign patent applications in Canada, Europe, and Hong Kong, which we exclusively license.

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

We have also registered trademarks for use in connection with our products. These include registrations for Symvess® in the United States and pending registrations for Symvess in Europe, United Kingdom and Ukraine, HUMACYL™ in the United States, Europe, Australia, Canada, China, and Israel; HUMAGRAFT™ in Australia, China, Europe, and Israel; HUMAPASS™ in Europe, Australia, and Israel; HUMACYTE in the United States, Europe, Australia, Canada, and Israel; and, BVP™ in the United States. We may pursue additional registrations for future products in markets of interest.

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

In connection with our entry into the Duke License Agreement, we granted equity consideration to Duke in the form of 52,693 shares of our post-Merger common stock. Under the Duke License Agreement, we have also agreed to pay Duke: a low single-digit percentage royalty on eligible sales of licensed products and licensed services, plus a low double-digit percentage of any sublicensing revenue; an annual minimum royalty beginning in 2012, which increased in the calendar year immediately following the first commercial sale of licensed products or licensed services (whichever occurs first); and an additional amount in license fees, as certain scientific milestones are met.

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

•
Off-the-Shelf: Our “cabinet” of ATEVs of varying diameters and lengths is designed to be stored on-site at facilities such as hospitals, trauma centers and outpatient surgical centers.
•
Immediately Available: When needed, our ATEVs are available for immediate use by opening and removing the ATEV from its original flexible bioreactor bag. Since our ATEV does not need flushing, harvesting or thawing, as is common with other vascular substitute alternatives, we believe hospitals will be able to use our ATEVs for vascular surgery more quickly with smaller surgical teams, reduced logistics and decreased overall cost.
•
No Surgical Harvesting: The use of our ATEVs does not subject patients to the serious operation of harvesting an autologous vein, which can result in greater procedure and recovery time, potential scarring and disfigurement, increased costs, and numerous potential health complications.
•
Non-Immunogenic and No Foreign Body Response: Given their acellular nature, our ATEVs have the potential to be universally implantable and durable across patients. Because our ATEVs are derived from human tissue (but cleansed of all cells and cellular components), we believe (and have observed in clinical trials to date) that they do not generate the foreign body response associated with the use of synthetic grafts, or the immune response associated with cryopreserved vessels.
•
Low Infection Susceptibility: In clinical trials to date, we have observed reduced rates of infection in our ATEVs as compared to synthetic materials. As a result, we believe our ATEVs may be used in complicated and potentially contaminated wounds with fewer patient complications following the initial procedure.
•
Uniform and Predictable Size, Structure and Quality: Harvested veins vary in size, structure and quality by donor. We manufacture our ATEVs to precise specifications under controlled quality standards, which will allow surgeons the flexibility to quickly and easily select an ATEV in the appropriate size and shape for each indication.
•
Regenerative Potential: Our ATEVs repopulate with the patient’s own vascular cells, creating a living vascular tissue with the associated long-term benefits of self-healing and infection resistance.

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

The steps for obtaining FDA approval of a BLA to market a biologic product in the United States generally include:

•
Completion of extensive preclinical laboratory tests and preclinical animal studies performed in accordance with the FDA’s current good laboratory practice (“GLP”) regulations;
•
Submission to the FDA of an IND, which must become effective before human clinical trials in the United States may begin;
•
Approval of the protocol and related documentation by an Institutional Review Board (“IRB”) or ethics committee representing each clinical site before each clinical trial may be initiated;
•
Performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as GCPs and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the product candidate for each proposed indication;
•
Submission to the FDA of a BLA;
•
Satisfactory completion of an FDA inspection of the manufacturing facility or facilities and distribution site at which the product is produced: to assess compliance with cGMP regulations; to assure that the facilities, production methods, testing and controls are adequate; and, if applicable, to assure compliance with current good tissue practice (“cGTP”) requirements for human cellular and tissue-derived products;
•
Potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA;
•
Review of the product candidate by an FDA advisory committee, if applicable;
•
Payment of user fees for FDA review of the BLA (unless a fee waiver applies); and
•
FDA review and approval, or licensure, of the BLA prior to any commercial marketing, sale or shipment of the product.

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

•
Phase 1. The biological product is initially introduced into human subjects and tested for safety. These initial trials to evaluate the potential toxicity and pharmacological activity of the investigational product (including pharmacokinetics, if applicable), and, if possible, gain early evidence on effectiveness.

•
Phase 2. The biological product is evaluated in a limited patient population to identify potential adverse events and safety risks, to evaluate preliminarily the efficacy of the product candidate for specific targeted indications in patients with the disease or condition under trial, and, when applicable, to evaluate dosage tolerance and appropriate dosage.
•
Phase 3. The biological product is administered to an expanded patient population, often large numbers of patients of several hundred to several thousand and generally at geographically dispersed clinical trial sites. These trials are designed to generate enough data to statistically evaluate clinical effectiveness and safety as well as to establish the overall benefit-risk relationship of the investigational new biological product, and to provide an adequate basis for product approval. FDA typically requires at least two Phase 3 trials to support approval, but in some cases may approve an application on the basis of one trial. For example, FDA’s approval of our BLA for Symvess for extremity arterial injury was based on a single pivotal trial with supporting evidence from humanitarian use of the product in Ukraine.

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

Other Healthcare Laws and Regulations

We are also subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;
•
federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;
•
federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•
the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;
•
the federal Physician Payments Sunshine Act, which requires drug and device companies to annually report to CMS all payments and transfers of value provided to physicians and teaching hospitals for posting on a public website; and
•
state law equivalents of many of the above federal laws, including anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

Employees and Human Capital Management

As of December 31, 2025, we had 184 employees, all of whom were full-time. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppages. We believe we have good relations with our employees.

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

•
We have incurred significant losses to date. We expect to continue to incur losses for the foreseeable future and may never generate significant product revenue or be profitable. We will need to raise additional capital to finance our operations, which we may not be able to do on acceptable terms or at all.
•
Our near-term prospects are dependent on the success of Symvess, our sole FDA-approved product, and if we are unable to increase sales in the vascular trauma indication and obtain regulatory approval for Symvess in additional indications, our business, operating results and financial condition will be materially harmed.
•
Symvess and our product candidates, if approved, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
•
If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.
•
We face and will continue to face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do, which may adversely affect our ability to successfully market or commercialize Symvess or our product candidates.
•
If our clinical trials fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce favorable results, we may incur significant additional costs or experience significant delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•
We may experience delays or difficulties in the enrollment of patients in our clinical trials, which may delay or prevent additional clinical trials and our receipt of necessary marketing approvals.
•
Lack of experience by investigators and surgeons with our ATEVs can lead to incorrect implantation or follow-up procedures which could harm the results of our clinical trials and market acceptance of Symvess and our product candidates, if approved.
•
We may not be successful in our efforts to use our proprietary scientific technology platform to build a pipeline of additional product candidates.
•
The sizes of the market opportunities for Symvess and our product candidates have not been established with precision and are estimates that management believes to be reasonable. If these market opportunities are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the relevant patient population, our revenue and ability to achieve profitability might be materially and adversely affected.
•
Our distribution agreement with Fresenius Medical Care imposes obligations on us that may restrict our ability to operate our business in ways we believe to be in our long-term best interest.

•
If we receive approval for a product candidate that is not subject to our distribution agreement with Fresenius Medical Care, and we are unable to establish our own marketing, sales and distribution capabilities or are unable to enter into agreements with third parties to do so, we may not be able to generate product revenue and will have to alter our development and commercialization plans.
•
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
•
The terms of the Loan Agreement (defined below) may limit our ability to incur future debt.
•
We rely on third parties to conduct and support our clinical trials, and those third parties may not perform satisfactorily, including by failing to adhere to regulatory requirements or our stated protocols or to meet deadlines for the completion of such trials.
•
We rely on third-party suppliers, including sole source suppliers, to provide certain components for our product candidates. Any failure by a third-party supplier to supply these components for manufacture may delay or impair our ability to complete our clinical trials and to commercialize our product candidates.
•
We intend to rely on our strategic, global partnership with Fresenius Medical Care to undertake, or assist with, the marketing, sale and distribution of certain of our product candidates in certain markets if we receive marketing approval from relevant regulatory authorities. Disruption of this arrangement could materially adversely affect our business, prospects, operating results and financial condition.
•
Our ability to successfully commercialize Symvess and our product candidates may be impaired if we are unable to obtain and maintain effective intellectual property rights for our proprietary scientific technology platform and product candidates.
•
We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Risks Related to the Development of Symvess and Commercialization of Our Product Candidates

Our near-term prospects are dependent on the success of Symvess, our sole FDA-approved product, and if we are unable to increase sales in the vascular trauma indication and obtain regulatory approval for Symvess in additional indications, our business, operating results and financial condition will be materially harmed.

Our business currently depends heavily on our ability to increase sales of Symvess in the United States and in other jurisdictions where we may obtain marketing approval. Symvess currently is our only product approved for sale in the US and, while we are developing a number of product candidates, we have invested and continue to invest a substantial portion of our efforts and financial resources in the development of Symvess. None of our remaining product geometries and modifications have advanced beyond preclinical development. As a result, in the near term we are dependent on the success of Symvess, and if we are unable to increase sales in the vascular trauma indication and obtain regulatory approval for Symvess in additional indications, our business, along with our operating results and financial condition, will be materially harmed. We may never be able to increase sales of Symvess or our product candidates or meet our expectations with respect to revenues for a number of reasons, including:

•
a lack of acceptance of Symvess by physicians, patients, third-party payors and other members of the medical community;
•
our limited experience in marketing, selling and distributing Symvess or any other product;

•
our limited experience in the commercial manufacturing of Symvess or any other product;
•
reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;
•
our ability to expand the current FDA-approved indications for Symvess into treatment of pediatric patients, treatment of a broader set of traumas, or indications outside of trauma;
•
emergence of new AEs associated with Symvess once the product is in commercial use or data suggesting that known AEs are more frequent or severe than originally thought;
•
changed or increased regulatory restrictions in the United States, EU, Israel and other foreign territories; and
•
a lack of adequate financial or other resources to commercialize Symvess successfully.

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

There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the launch and commercialization of our approved product in the United States will be sufficient for us to achieve success at the levels we expect. Our ability to increase sales and become profitable from Symvess depends on our assumptions regarding the relevant market opportunity and the degree of market acceptance for Symvess, and if approved, our other products, for which our estimates may prove inaccurate, and market acceptance in any approved indication, which may never occur.

Symvess and our product candidates, if approved, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

The commercial success of Symvess and our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors, as medically necessary, cost-effective and safe. Symvess and any other product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community due to ethical, social, medical, cost, reputational and legal concerns. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable.

The degree of market acceptance of Symvess or any of our product candidates that receives marketing approval will depend on a number of factors, including:

•
the efficacy and potential advantages of Symvess or our product candidates compared with alternative products or methods, including convenience and ease of administration;
•
the prices we charge for Symvess or our other products, if approved;
•
the availability of third-party coverage and adequate reimbursement;
•
the willingness of the target patient population to try new products and methods and of physicians to use these products and methods;
•
the strength of marketing and distribution support;
•
the availability of the product and our ability to meet market demand;

•
the prevalence and severity of any side effects, or the emergence of new, previously unknown side effects; and
•
any restrictions on the use of Symvess and our other products, if approved.

We may be subject to enforcement action, civil liability, regulatory investigation and penalties if we engage in the off-label promotion of Symvess.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of off-label use. In a significant number of cases, physicians have used, and may in the future continue to use, Symvess off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional efforts constitute promotion of an off-label use, it could request that we modify our training or promotional efforts or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil penalties and criminal fines. It is also possible that other federal, state or foreign enforcement authorities, such as the DOJ or HHS, might take action if they consider our promotional or training materials to constitute promotion of an unapproved/off-label use, which could result in significant criminal and/or civil sanctions under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of Symvess would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of Symvess, the FDA or another regulatory agency could disagree and allege that we have engaged in off-label promotion. In addition, the off-label use of Symvess may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Claims under federal false claims laws and product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.

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

A number of factors may impact the timing of our preclinical and clinical programs and the development and commercialization of our product candidates. These include factors such as inability to recruit sufficient numbers of patients, delays in obtaining IRB approval for planned trials, or disagreements with regulatory agencies on clinical trial design and/or imposition of clinical holds. For instance, our proposed CABG clinical trial currently is on a clinical hold until we can provide batch testing data to the FDA for our smaller diameter ATEV. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all, or that they will be successful. Any inability to successfully complete development of our product candidates would likely result in significant additional costs to us, create delays in filing a BLA for regulatory approval of our product candidates and impair our ability to generate revenue.

We believe the novelty of our research and development efforts, which are focused on the development of bioengineered human, acellular, tissue-based vessels for use across a wide spectrum of applications in vascular surgery, augments this uncertainty. The scientific discoveries that form the basis for our efforts to develop our product candidates are relatively new, and the scientific evidence to support the feasibility of developing product candidates based on these discoveries is limited. At this time, Symvess has been approved in the United States in an initial indication, and none of our other product candidates have been approved in the United States, Europe, Israel, or in any other jurisdiction. The clinical trial requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. In addition, because of the nature of the ATEVs, many of our clinical trials are “open label,” meaning that both the patient and the investigator know whether the patient is receiving the investigational product candidate. These studies often require the use of historical control arms consisting of patients previously treated with alternative therapies in the normal course of medical care.

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

Additionally, even though we received FDA approval for Symvess in certain types of trauma, we may face a number of difficulties if the results of our clinical trials for additional Symvess indications or for our product candidates are unfavorable, inconclusive, or only modestly favorable or if there are safety concerns, such as AEs or SAEs, which could include clotting, mechanical failure, immunological rejection or infection, that could outweigh potential benefits associated with such product candidates. This could result in:

•
obtaining approval for indications or patient populations that are not as broad as intended or desired;
•
obtaining approval with, or later becoming subject to, labelling that includes significant use or distribution restrictions or significant safety warnings;
•
being subject to a REMS or equivalent requirement from a comparable foreign regulatory agency, to ensure that the benefits of a biological product outweigh its risks or to change the way the product is used;
•
being required to perform additional clinical trials to support approval or comparability or being subject to additional post-marketing testing requirements;
•
having regulatory authorities withdraw their approval of the product;
•
being sued; or
•
suffering damage to our reputation.

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

Our ATEVs may prove to have undesirable or unintended side effects, toxicities or other characteristics. If our ATEVs are associated with undesirable side effects in clinical trials or in commercial marketing, or have negative characteristics that are unexpected, we may need to perform additional clinical trials, abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For approved products, such as Symvess, the FDA and other regulatory authorities may limit the scope of that approval, require us to include detailed warnings and/or contraindications in product labeling, and/or implement a REMS, which may include restrictions on distribution or use of the product. If serious safety concerns emerge after product approval, FDA and other regulatory authorities may take steps to withdraw the product from the market. Any of these events could cause us to delay, abandon or limit the development and marketing of Symvess and our product candidates, if approved. For more information, see the section of this Annual Report on Form 10-K titled “Business.”

We may experience delays or difficulties in the enrollment of patients in our clinical trials, which may delay or prevent additional clinical trials and our receipt of necessary marketing approvals.

We are currently enrolling patients in several clinical trials, including in our V012 trial, which is a Phase 3 clinical trial comparing the safety and efficacy of our 6 millimeter ATEV to AV fistula for hemodialysis access in women, and may in the future enroll patients in other clinical trials. Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in such trials. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA and other regulatory authorities, and as such our product candidates could be delayed or otherwise adversely affected. Patient enrollment and trial completion is affected by many factors including the:

•
size of the patient population and process for identifying subjects;

•
design of the trial protocol;
•
inclusion and exclusion criteria;
•
safety profile to date of the product candidate under study;
•
perceived risks and benefits of the product candidate under study;
•
availability of competing therapies and clinical trials;
•
severity of the disease under investigation;
•
degree of progression of the subject’s disease at the time of enrollment;
•
proximity and availability of clinical trial sites for prospective subjects;
•
the impact of pandemics or similar events on patients’ willingness and ability to participate in clinical trials or on study site policies;
•
ability to obtain and maintain subject consent;
•
risk that enrolled subjects will drop out before completion of the trial;
•
patient referral practices of physicians; and
•
ability to monitor subjects adequately during and after treatment.

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

We face an inherent risk of product liability exposure related to the testing of Symvess and our product candidates in human clinical trials. As we begin to sell Symvess, we will face an even greater risk of such exposure. If we cannot successfully defend ourselves against claims that Symvess or our product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•
decreased demand for Symvess or any product candidates that we develop or sell, leading to loss of revenue;
•
injury to our reputation and significant negative media attention;
•
withdrawal, or slower enrollment, of clinical trial participants;
•
significant costs to defend the related litigation and reduced resources of our management to pursue our business strategy;
•
substantial monetary awards to trial participants or patients; and
•
inability to further develop or commercialize Symvess or our product candidates.

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

We currently manufacture Symvess for initial commercial distribution and our 6 millimeter ATEVs for our clinical trials at our manufacturing facility in Durham, North Carolina, where we have created a scalable modular manufacturing process, which we refer to as the LUNA200 system, that enable us to manufacture Symvess in commercial quantities in compliance with cGMPs. As our commercial and clinical needs grow, our efforts to further scale out our manufacturing operations may not succeed. Scaling out a biologic manufacturing process is a difficult task, as there are risks including, among others, cost overruns, process reproducibility, stability issues, lot consistency and timely availability of raw materials. We have limited years of experience manufacturing our ATEVs in-house with the LUNA200 system, and no experience manufacturing the volume of Symvess and our ATEV product candidates that we anticipate will be required to achieve planned levels of commercial sales and to supply all of our clinical trials. Additionally, our manufacturing process has evolved over time and we may not have the experience, resources, or facility capacity to handle adoption of future changes or expansion of capacity. The forecasts of demand we plan to use to determine order quantities and lead times for components from outside suppliers may be incorrect, and we may be unable to obtain such components when needed and at a reasonable cost. We also have experienced interruptions in the supply of the raw materials required to manufacture our products, and increased costs due to supply chain disruptions or inflation in the cost of goods, services or other operating inputs. Likewise, supply chain interruptions could affect the transport of Symvess or our clinical trial materials, such as our investigational ATEVs and other supplies, which would negatively impact our ability to conduct our clinical trials or commercialize our product. In addition, we may not be able to develop and implement efficient manufacturing capabilities and processes to manufacture our ATEVs in sufficient volumes that also satisfy the legal, regulatory, quality, price, durability, engineering, design and production standards required to commercialize our ATEVs, including Symvess, successfully.

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

Risks Related to Our Financial Position and Need for Additional Funding

We have concluded that substantial doubt is deemed to exist concerning our ability to continue as a going concern.

The Company will not have sufficient liquidity to fund its operations beyond one year from the issuance of these financial statements if the Company is unable to generate sufficient cash flows from commercial sales on a timely basis and/or obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future viability of the Company is dependent on its ability to generate cash flows from the sale of Symvess and raise additional capital to finance its operations. The Company plans to seek additional funding through private or public equity financings, debt financings, debt refinancings or restructurings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Adequate capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, the Company plans to implement a program that delays, reduces, suspends or ceases certain of its planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on its business, prospects, operating results and financial condition. The accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. See Note 1, Organization and Description of Business to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our assessment.

We have incurred significant losses to date and we expect to continue to incur losses for the foreseeable future and may never be profitable.

Since its inception in 2004, the Company has incurred operating losses and negative cash flows from operations in each year. We incurred net losses of $40.8 million and $148.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of $726.8 million and $686.0 million, respectively. Although we are a commercial-stage biotechnology platform company, we have a single product approved for commercial sale and a limited operating history as a commercial-stage company upon which you can evaluate our business and prospects. We have historically financed our operations primarily through the sale of equity securities and convertible debt, proceeds from our going public transaction, borrowings under loan facilities, including the Loan Agreement (as defined below), the Purchase Agreement (as defined below) and, to a lesser extent, through grants from governmental agencies. We have devoted substantially all of our financial resources and efforts to sales, marketing, research and development, including preclinical studies and clinical trials and development of manufacturing technology, and we anticipate that our expenses will continue to increase over the next several years as we continue these activities.

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

As of December 31, 2025, we had net operating loss carryforwards for federal and state tax purposes of approximately $599.4 million and $614.8 million, respectively, which began to expire in 2025. In addition, we had tax credit carryforwards for federal and state tax purposes of approximately $32.6 million as of December 31, 2025, which will begin to expire in 2026 and will expire completely in 2045. The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. In general, if we experience a greater than 50% aggregate change in ownership of certain significant stockholders or groups over a three-year period (which constitutes an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”)), utilization of our pre-change net operating loss carryforwards is subject to an annual limitation under Section 382 of the Code (and similar state laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change net operating loss carryforwards before utilization and may be substantial. In the past we may have experienced, and in the future may experience, ownership changes as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

We expect to need to raise additional funding, which may not be available on acceptable terms, or at all, and any failure to obtain capital when needed may force us to delay, limit or terminate our product development or commercialization efforts.

We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue to commercialize Symvess and seek marketing approval for Symvess in additional indications and for our product candidates in the United States and to obtain marketing approval for our 6 millimeter ATEV outside of the United States, (ii) continue clinical development of our 6 millimeter ATEV for use in hemodialysis AV access and submit a BLA for FDA approval of an indication in hemodialysis AV access, (iii) advance our pipeline in major markets, including PAD Phase 3 trials and continue preclinical development and advance to planned clinical studies in CABG and BVP for diabetes, and (iv) scale out our manufacturing facility as required to satisfy market demand. We will need additional funding in connection with these activities.

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the cost and timing of our sales and future commercialization activities, including product manufacturing, marketing and distribution for Symvess in the United States, and any other product candidate for which we receive marketing approval in the future;
•
the amount and timing of revenues that we receive from commercial sales of Symvess and any product candidates for which we receive marketing approval;
•
the progress and results of our clinical trials and interpretation of those results by the FDA and other regulatory authorities;
•
the cost, timing and outcome of regulatory review of our product candidates, particularly for marketing approval of Symvess outside of the United States and of our product candidates in the United States;
•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our additional product candidates;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•
the costs of operating as a public company, including hiring additional personnel as well as increased director and officer insurance premiums, audit and legal fees, and expenses for compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC and Nasdaq.

Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. As of December 31, 2025, we had cash and cash equivalents of $50.5 million and restricted cash of $0.4 million, and as of December 31, 2024, we had cash and cash equivalents of $44.9 million and restricted cash of $50.4 million. The Company will not have sufficient liquidity to fund its operations beyond one year from the issuance of these financial statements if the Company is unable to generate sufficient cash flows from commercial sales on a timely basis and/or obtain additional capital.

Pursuant to the terms of the Loan Agreement, we may be limited in our ability to incur future debt.

On December 15, 2025, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Avenue Venture Opportunities Fund II, L.P., as administrative agent and collateral agent for the lenders (the “Loan Agent”) and as lender (“Avenue”), providing for a senior secured term loan facility (the “Term Loan Facility”) of up to $77.5 million in the aggregate that we used to repay indebtedness under the Company’s then-existing Revenue Interest Purchase Agreement, dated May 12, 2023 (the "Purchase Agreement"), with two purchasers (the “Purchasers”), both affiliates of Oberland Capital Management LLC (“Oberland”), and another affiliate of Oberland, as agent for the Purchasers (the “Agent”), and for other general corporate purposes. Pursuant to the terms of the Loan Agreement, we are, among other things, limited in our ability to incur additional indebtedness without the prior written consent of the Loan Agent, which would constitute an event of default under the Loan Agreement. Upon the occurrence and continuation of such an event of default, the Loan Agent is entitled, without notice or demand, to declare all obligations under the Loan Agreement immediately due and payable. If an event of default under the Loan Agreement should occur, we could be required to immediately repay any outstanding indebtedness. If we are unable to repay such debt, the lenders would be able to foreclose on the secured collateral and take other remedies permitted under the Loan Agreement. Even if we are able to repay any indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned.

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

We have taken several cost reduction actions to reduce our workforce, cease recruitment of additional planned new hires, and reduce other operating expenses. We undertook these cost reductions to improve our cash runway and to better align our organizational structure with our top business objectives. From time to time, we also take actions intended to address the short-term health of our business as well as our long-term objectives based on our current estimates, assumptions and forecasts. These measures are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we are taking in connection with our current cost saving measures and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Implementation of our current and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. Certain aspects of the cost saving measures, such as severance costs in connection with reducing our headcount, could negatively impact our cash flows. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or any of our strategic initiatives could result in reputation harm and could diminish confidence in, and the use of, our ATEVs.

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

Symvess and any other product candidates for which we also obtain marketing approval in the United States, will be subject to ongoing regulatory requirements from the FDA and, if approved elsewhere, from applicable non-U.S. regulatory authorities. Any marketing approval that we receive for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up trials to monitor the safety and efficacy of the product. For example, the FDA’s approval of Symvess includes requirements to conduct an open-label study to assess the safety and efficacy of Symvess in certain patients 17 years of age or younger, as well as a long-term observational study to further characterize the risk of graft failure and infection in patients with extremity vascular injury who have received Symvess for the approved indication. The FDA could also approve our product candidates with a REMS, which could include significant restrictions on distribution and/or use of our products. In addition, we are subject to extensive and ongoing post-approval regulatory requirements for Symvess by the FDA, and if approved elsewhere, by other non-U.S. regulatory authorities, with regard to the manufacturing, labelling, packaging, AE reporting, storage, advertising, distribution, promotion and recordkeeping for Symvess and any other product candidates that may receive marketing approval. If we fail to comply with regulatory requirements of the FDA and, if relevant, other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including the following:

•
issuance of warning letters or untitled letters by regulatory authorities asserting that we are in violation of the law;
•
imposition of injunctions or significant civil monetary penalties or pursuit by regulatory authorities of civil or criminal prosecutions and fines or other civil and/or criminal penalties against us or our responsible officers;
•
suspension or withdrawal of marketing approval;
•
suspension of any ongoing clinical trials or refusal by regulatory authorities to approve pending marketing applications or supplements to approved applications;

•
seizure of products or refusal to allow us to enter into supply contracts, including government contracts, or to import or export products;
•
voluntary or mandatory product recalls and publicity requirements; and
•
restrictions on operations, including marketing efforts, or restrictions that mandate costly new manufacturing requirements.

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

Our products may be subject to product recalls that could harm our reputation and could materially and adversely affect our business, financial condition, operating results, cash flows and prospects. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about approved products. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, the FDA restricts our ability to promote a product for uses that are not approved by the FDA. The misuse or off-label use of our product may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or civil or criminal sanctions by regulatory authorities if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business. We may also face risks in other non-U.S. jurisdictions from product recalls and advertising/promotion rules.

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

The BLA approval process is expensive and uncertain, it may take several years to complete, and we may not be successful in obtaining approval for our product candidates. The FDA has substantial discretion in the approval process and decisions made by the FDA can be unpredictable. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. The FDA could delay, limit or deny approval of our product candidates for many reasons, including because it:

•
may not deem the product candidate to be adequately safe or effective;
•
may not find the data from preclinical studies, clinical trials or CMC data sufficient to support approval;
•
may not approve the manufacturing processes or facilities associated with the product candidate;
•
may conclude that the long-term integrity of the product candidate for which approval is being sought has not been sufficiently demonstrated;

•
may change approval policies or adopt new regulations; or
•
may not accept a submission due to, among other reasons, the content or formatting of the submission.

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

The marketing approval process for novel product candidates such as ours may take longer to complete and be more expensive than the process for other, better known or extensively studied pharmaceutical or other product candidates. For example, on December 12, 2023, we submitted our BLA for the ATEV in urgent arterial repair following extremity vascular trauma when synthetic graft is not indicated and autologous vein use is not feasible. We submitted our BLA using a “rolling review,” which means we may submit completed modules of a BLA rather than waiting until every module of the BLA is completed before submitting the full BLA for FDA review. Such “rolling review” is common for indications that are part of one of FDA’s expedited programs, such as our 6 millimeter ATEV, which has received Fast Track and RMAT designations for AV access in hemodialysis, and RMAT designation for urgent arterial repair following extremity vascular trauma. In February 2024, the FDA accepted our BLA in the vascular trauma indication and granted priority review of that BLA. Under priority review, the FDA’s goal is to review an application within six months of the 60-day filing date, compared to ten months for a standard review. Even though we utilized a “rolling review” and we had received priority review for that BLA, we still did not receive approval of our initial Symvess BLA until December 2024. Thus, even if we are permitted to submit supplemental or additional BLAs under rolling review in the future, and even if those applications receive priority review, we cannot guarantee that those applications will be reviewed and approved on an expedited basis, if at all. The FDA could require us to submit major amendments to the BLA, which could lead to a longer review time. The FDA could also decide to consult an advisory committee as part of our BLA review process, which often leads to a longer review time. We are not permitted to commercialize our product candidates in the United States until they have been approved by the FDA, and if we experience a lengthier review period than expected, our ability to generate product revenues would be materially harmed.

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

We may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. In addition, disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If additional prolonged government shutdowns occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our industry is highly regulated, and changes in or revisions to laws, regulations, or other policies that make gaining coverage of and adequate reimbursement for Symvess or our product candidates more difficult or subject to different criteria and standards may adversely impact our business, prospects, operating results and financial condition. In the United States, there have been and we expect there will continue to be a number of legislative, regulatory and other changes to the healthcare system to contain or reduce healthcare costs that may adversely affect our ability to set a price we believe is fair for Symvess or our product candidates, our ability to generate revenues and achieve or maintain profitability, and the availability of capital.

Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. At the federal level, the Inflation Reduction Act of 2022, or IRA:

•
Requires manufacturers to pay rebates for a Medicare Part B or Part D drug if the price increases for the drug exceed the rate of inflation.
•
Eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached.
•
Delays the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries.

•
Directs the Centers for Medicare & Medicaid Services, or CMS, to engage in price-capped negotiation for certain Medicare Part B and Part D drugs and biologics. Specifically, the IRA’s Price Negotiation Program applies to high-expenditure single-source drugs and biologics that have been approved for at least 7 or 11 years, respectively, among other negotiation selection criteria, beginning with ten high-cost Part D drugs starting in 2026, to be followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The negotiated prices will be capped at a statutorily determined ceiling price. There are statutory exemptions from the IRA’s Price Negotiation Program, including for certain orphan products. The IRA’s Price Negotiation Program is currently the subject of legal challenges, but implementation and effectuation of the Program is ongoing.

Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties or a potential excise tax. The IRA permits the Secretary of Health and Human Services, or HHS Secretary, to implement many of the IRA’s provisions through guidance, as opposed to regulation, for the initial years. The IRA is having significant effects on the pharmaceutical industry and may reduce the prices pharmaceutical manufacturers can charge and the reimbursement pharmaceutical manufacturers can receive for approved products, among other effects.

Lowering prescription drug prices was a stated priority of the Biden administration and resulted in additional drug pricing policies. For example, on October 14, 2022, President Biden signed an executive order to lower prescription drug costs for Americans. In response to this directive, the Center for Medicare and Medicaid Innovation developed new models intended to lower drug costs under federal health care programs. These models included establishing a new approach for administering outcomes-based agreements for cell and gene therapies.

Additionally, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, as of January 1, 2024. This came as individual states have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The FDA also released a final rule, which went into effect in 2020, providing guidance for states to build and submit plans for importation of drugs from Canada. FDA and states have moved forward with implementation efforts. For example, on January 5, 2024, the FDA authorized Florida to move forward with its importation program proposal, and other states have enacted state importation laws and submitted plans for approval to the FDA. Congressional action in this space has continued into the Trump Administration with the passage of the One Big Beautiful Bill Act, signed into law on July 4, 2025, which expanded the orphan exemption in the IRA and limited the availability of Medicaid and Medicare benefits, among other actions.

The Trump Administration has also continued the prioritization of reducing drug prices and effectuating broader industry reform. Most prominently, the Trump Administration has taken various actions to facilitate most-favored-nation (“MFN”) pricing for pharmaceuticals; this concept entails pharmaceutical manufacturers selling prescription drug products at the lowest price made available for the same or equivalent product in certain comparable countries abroad. For example, on May 12, 2025, President Trump issued an Executive Order titled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, ordered the Secretary of Health & Human Services (“HHS”) to communicate MFN targets to pharmaceutical manufacturers, and advised of regulatory consequences if “significant progress towards most-favored-nation pricing” was not delivered. Since September 2025, the Administration has also announced its entrance into deals with pharmaceutical manufacturers to implement MFN pricing initiatives. Additionally, in November 2025, the Centers for Medicare & Medicaid Services (“CMS”) announced the GENErating cost Reductions for U.S. Medicaid (“GENEROUS”) Model, a voluntary model set to begin in 2026 to implement MFN pricing in Medicaid through states and pharmaceutical manufacturers’ entrance into supplemental rebate agreements. Under GENEROUS, participating manufacturers would provide supplemental rebates to state Medicaid agencies to approximate MFN pricing. In December 2025, CMS announced two proposed rules setting forth mandatory drug pricing models, the Global Benchmark for Efficient Drug Pricing (“GLOBE”) Model and the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) Model, which would require the implementation of MFN pricing in Medicare Part B and Part D, respectively, through the replacement of inflation rebates under the IRA. As proposed, GLOBE and GUARD would apply to randomly selected geographic areas amounting to 25% of Medicare Part B and D beneficiaries. For these populations, pharmaceutical manufacturers would be responsible for rebates when the price at which a product is sold in the United States exceeds MFN, if the MFN rebate amount would be greater than the inflation rebate the pharmaceutical manufacturer would otherwise owe under the IRA.

We cannot predict how further developments of or changes to these laws and regulations will affect our business. The ultimate content, timing, or effect of any healthcare regulation, legislation, executive order, or other policy or the impact that the resulting changes may have on us is uncertain, but we expect there will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care.

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

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business even though we do not and will not control referrals of healthcare services. We could also be subject to patient privacy regulation by both the U.S. Government and the states in which we conduct our business. Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. The regulations that may affect our ability to operate include, without limitation:

•
the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs, even if the person does not have actual knowledge of the statute or specific intent to violate it;
•
the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the U.S. Government;
•
federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•
the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of items or services reimbursable by a federal or state governmental program;
•
the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act and its implementing regulations, which require applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the State Children’s Health Insurance Program to report annually to CMS information related to payments or other transfers of value made to certain health care professionals and teaching hospitals;
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
HIPAA, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

We sell Symvess using arrangements that sometimes involve the consignment of inventory, which results in additional risk and uncertainty as to the viability of consigned inventory, inventory accounting, and tax consequences.

We sell Symvess through our own sales force. In some situations, we store consigned inventory on site in refrigerators at hospitals or clinic facilities. Inventory management, revenue recognition, and inventory and receivables accounting are complicated by consignment arrangements. From the revenue recognition perspective, no revenue is recognized upon the placement of inventory into consignment, as we retain title and maintain the inventory on our balance sheet. For these products, revenue is recognized when we receive appropriate notification that the product has been used in a surgical procedure. If the FDA or any other regulatory authority determines that we are unable for any reason to distribute consigned inventory, either on account of the viability of that inventory or because of the withdrawal of necessary approvals or other qualifications allowing for the distribution and sale of that inventory, the value of that inventory may have to be written off and our balance sheet adjusted accordingly. If we are unable to track and maintain proper controls related to consigned inventory, we could experience difficulty in accurately managing and accounting for these consignment arrangements and any related tax implications, which may increase our operating expenses.

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

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”), may also apply to health-related and other personal information obtained outside of the United States. The GDPR increased our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the EU data protection rules (which also apply in the European Economic Area, or “EEA”) data protection rules. Likewise, after the United Kingdom’s (“UK”) separation from the EU, the UK retained the GDPR in UK law, which sits alongside the amended version of the Data Protection Act 2018, both of which have been recently modified by the Data (Use and Access) Act 2025. The EU adopted an adequacy decision so personal data can be transferred from the EU to the UK, which remains in force. Similarly, the UK deems transfers of personal data to the EU to be adequately protected. However, going forward, the EU and UK’s data protection rules could diverge, and data transfers may not be possible and/or new arrangements may need to be put in place. In particular, it is unclear when and to what extent the UK regime will begin diverging from the GDPR and how data transfers to and from the UK will be regulated in the future.

In addition, California enacted the California Consumer Privacy Act (“CCPA”), which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households, and the CCPA was supplemented by the California Consumer Rights Act (“CPRA”). There are a number of other states that have considered similar privacy proposals, with states like Virginia and Colorado, among others, enacting their own privacy laws. Some states are also considering consumer health data privacy laws, with states like Washington and Nevada enacting such laws. In addition, the use of pixels and other website technologies increasingly are attracting attention from privacy regulators and private litigants, including under theories involving federal and state wiretap laws. These privacy laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.

Further, the U.S. Department of Justice final rule implementing Executive Order 14117 (“Preventing Access to American’s Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) has taken effect, and it prohibits or restricts certain transactions involving access by “countries of concern” or “covered persons” to “government-related data” or “bulk U.S. sensitive personal data.” The final rule imposes certain diligence, security, and audit record-keeping obligations, among other requirements which could impact our business activities.

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

Natural disasters such as hurricanes could severely disrupt our operations and have a material adverse effect on our business, prospects, operating results and financial condition. In addition, flooding, lightning strikes, meteor strikes, and polar vortices could affect our building operations. If a natural disaster, power outage or other unforeseen event occurred that prevented us from using all or a significant portion of our headquarters, that damaged our critical infrastructure, such as our in-house manufacturing facility, or that otherwise significantly disrupted our operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently may prove inadequate in the event of a natural disaster or similar event. We may incur substantial expenses as a result of any natural disaster, which could have a material adverse effect on our business.

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

Further, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. Accordingly, disputes may arise between us and our licensor, our licensor and its licensors, regarding intellectual property subject to a license agreement, including those relating to:

•
the scope of rights, if any, granted under the license agreement and other interpretation-related issues;
•
whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;
•
whether our licensor or its licensor had the right to grant the license agreement;
•
whether third parties are entitled to compensation or equitable relief, such as an injunction, for our use of the intellectual property without their authorization;
•
our right to sublicense patent and other rights to third parties under collaborative development relationships;
•
whether we are complying with our obligations with respect to the use of the licensed technology in relation to our development and commercialization of Symvess and our product candidates;
•
our involvement in the prosecution of the licensed patents and our licensors’ overall patent enforcement strategy;

•
the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us and our partners; and
•
the amounts of royalties, milestones or other payments due under the license agreement.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to Symvess or any of our product candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we own or license or may own or license in the future;
•
we, or our current or future licensors might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or license or may own or license in the future;
•
we, or our current or future licensors might not have been the first to file patent applications covering certain of our or their inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•
it is possible that our and our licensors’ pending owned or licensed patent applications or those that we may own or license in the future will not lead to issued patents;
•
issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we may not develop additional proprietary technologies that are patentable;
•
the patents of others may harm our business; and
•
we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

As of December 31, 2025, we had 184 employees. As we move forward in our efforts to commercialize Symvess and our product candidates, if approved, we expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of development, regulatory affairs, manufacturing, sales and marketing and quality and compliance and support functions. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations, maintain competitive compensation packages, or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage this growth effectively could delay the execution of our business plans or harm our operations.

Risks Related to Ownership of Our Securities

The price of our common stock may be volatile.

The price of our common stock may fluctuate due to a variety of factors, including:

•
actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;
•
mergers and strategic alliances in the industry in which we operate;
•
market prices and conditions in the industry in which we operate;
•
publication of negative news articles or other media releases which could affect public opinion about our products or result in increased regulatory scrutiny of our product and product candidates;
•
changes in government regulation;
•
potential or actual military conflicts or acts of terrorism;
•
announcements concerning the Company or our competitors; and
•
the general state of the securities markets.

These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock.

Securities research analysts establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on the Company downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on the Company regularly, our stock price or trading volume could decline.

We may issue additional shares of common stock or other equity securities without stockholder approval, which would dilute your ownership interests and may depress the market price of our common stock.

As of December 31, 2025, we had warrants outstanding to purchase up to an aggregate of 42,569,928 shares of our common stock and options outstanding to purchase up to an aggregate of 19,990,071 shares of our common stock. Under the Humacyte, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”) and the Humacyte, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), as of December 31, 2025 we also have the ability to issue 4,581,530 shares and 0 shares, respectively. In addition, the aggregate number of shares under the 2021 Plan and the ESPP will automatically increase on January 1 of each year, in an amount equal to 5% and 1%, respectively, of the number of shares of our capital stock outstanding on December 31 of the preceding year, unless our board of directors (the “Board”) acts prior to January 1 of a given year to provide that the increase for such year will be a lesser number. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of common stock or other equity securities of equal or senior rank would have the following effects:

•
our existing stockholders’ proportionate ownership interest in the Company will decrease;
•
the amount of cash available per share, including for payment of dividends in the future, may decrease;
•
the relative voting strength of each previously outstanding share of common stock may be diminished; and
•
the market price of shares of our common stock may decline.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends is limited by our Loan Agreement and may be limited in the future by covenants on any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our securities unless you sell your securities for a price greater than that which you paid for it.

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

Included on the Company’s consolidated balance sheets as of December 31, 2025 are derivative liabilities related to the Contingent Consideration, the Private Placement Warrants, warrants issued in our October 2024, November 2024, and October 2025 registered direct offerings (the “Registered Direct Offerings”), a warrant issued to Avenue on December 15, 2025 in connection with the Loan Agreement, a derivative liability related to the conversion feature of the Loan Agreement, and a derivative asset related to our common stock purchase agreement, dated September 24, 2024, with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Common Stock Purchase Agreement”). Accounting Standards

Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the consolidated statements of operations and comprehensive loss. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Contingent Consideration, the Private Placement Warrants and the warrants issued in our Registered Direct Offerings each reporting period and that the amount of such gains or losses could be material.

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

Ongoing policy actions by the Trump administration, including the imposition of new tariffs on imported materials and goods from many foreign countries, and the temporary freeze on federal grants and loans, may have an adverse impact on our business. Increased tariffs on critical raw materials, components, and finished goods could raise our production costs, disrupt our supply chain, and reduce our competitiveness in the marketplace. Additionally, the administration's halt on certain federal research grants may negatively impact our industry. Any prolonged reductions in such funding could slow innovation, delay collaborations, and limit the adoption of new technologies that contribute to our business growth. If these or similar policy changes continue or expand, we may face increased costs. Although we cannot predict the full extent of these impacts, any prolonged disruption could adversely affect our business, financial condition, and results of operations.

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

We are a “smaller reporting company” within the meaning of the rules adopted by the SEC, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

As long as we are a non-accelerated filer and a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal control over financial reporting could detect deficiencies that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Our Second Amended and Restated Certificate of Incorporation (the “Charter”) contains provisions that may delay or prevent an acquisition of the company or change in our management. These provisions may make it more difficult for stockholders to replace or remove members of the Board. Because the Board is responsible for appointing the members of the management team, these provisions could in turn frustrate or prevent any attempt by our stockholders to replace or remove our current management. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Among other things, these provisions include:

•
the limitation of the liability of, and the indemnification of, our directors and officers;
•
provisions that permit only (i) the chairperson of the Board, (ii) our chief executive officer or (iii) a majority of our Board to call special meetings of stockholders and therefore do not permit our stockholders to call stockholder meetings;
•
a prohibition on actions by our stockholders by written consent; and
•
the ability of the Board to issue preferred stock without stockholder approval.

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

Our Charter provides that the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a breach of fiduciary duty;
•
any action asserting a claim against us arising under the DGCL, our Charter or our amended and restated bylaws (the “Bylaws”);
•
any action or proceeding asserting a claim as to which the DGCL confers jurisdiction upon the Court of Chancery of the State of Delaware; and
•
any action asserting a claim against us that is governed by the internal affairs doctrine or otherwise related to our internal affairs.

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

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have certain processes for assessing, identifying, and managing material risks from cybersecurity threats, which are integrated into our enterprise risk management processes. Specifically, we have processes for:

•
Identifying and Managing Cybersecurity Risks — We have implemented a cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. We periodically review, assess, update and test our policies, standards, processes and practices in a manner intended to address cybersecurity threats and events. The results of such reviews, assessments and tests are evaluated by management and periodically reported to our Audit Committee of the Board of Directors, and our Board of Directors.
•
Technical Safeguards — We have integrated cybersecurity into our overall information technology operations and designed our processes and systems to help protect our information assets and operations from internal and external cyber threats, protect employee and patient information from unauthorized access or attack as well as secure our networks and systems.
•
Incident Response and Recovery Planning — To better facilitate our cybersecurity program, our cybersecurity team works collaboratively across our Company to implement programs designed to protect our information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents. We conduct regular tabletop exercises, including incident simulations to test these plans and ensure personnel are familiar with their roles and responsibilities in a response scenario.
•
Third-Party Risk Management — We maintain a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties and the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems.
•
Education and Awareness — We provide training regarding cybersecurity threats as a means to equip our employees, directors and consultants with tools to make employees, directors and consultants aware of and to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

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

See the section “Legal Matters” contained in Note 14, Commitments and Contingencies in the notes to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Item 4. Mine Safety Disclosures.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on The Nasdaq Global Select Market under the symbol “HUMA.” As of March 24, 2026, there were 180 holders of record of our common stock.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and related notes contained in Part II, Item 8 of this Annual Report on Form 10-K. Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the “Company,” “Humacyte,” “we,” “us,” “our” and similar terms refer to Humacyte, Inc. (formerly known as Alpha Healthcare Acquisition Corp.) and its consolidated subsidiaries following the Merger (defined below); references to “Legacy Humacyte” refer to Humacyte, Inc. prior to the Merger; and references to “AHAC” refer to Alpha Healthcare Acquisition Corp. prior to the Merger.

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

We are initially using our proprietary, scientific technology platform to engineer and manufacture ATEVs. On December 19, 2024, the FDA granted full approval for the ATEV under the brand name Symvess® for use in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and when autologous vein graft is not feasible. Our ATEVs are designed to be easily implanted into any patient without inducing a foreign body response or leading to immune rejection. We are developing a portfolio, or “cabinet”, of ATEVs with varying diameters and lengths. The ATEV cabinet would initially target the vascular repair, reconstruction and replacement market, including use in vascular trauma, AV access for hemodialysis, and PAD. We are also developing a smaller diameter blood vessel, the CTEV for CABG and pediatric heart surgery. Over the longer term, we are developing our ATEV for the delivery of cellular therapies, including pancreatic islet cell transplantation to treat Type 1 diabetes (our BVP). We will continue to explore the application of our technology across a broad range of markets and indications, including the development of urinary conduit, trachea, esophagus and other novel cell delivery systems.

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

As of December 31, 2025, our ATEVs have been implanted in approximately 636 patients in clinical studies as well as additional patients following the U.S. commercial launch of Symvess in the vascular trauma indication. In addition to extremity vascular trauma, we are currently conducting a Phase 3 trial of our 6 millimeter ATEV in AV access for hemodialysis, and previously completed Phase 2 trials in PAD. We were granted Fast Track designation by the FDA for our 6 millimeter ATEV for use in AV access for hemodialysis in 2014. We also received the first RMAT designation from the FDA, for the creation of vascular access for performing hemodialysis, in March 2017. In May 2023, we were granted the RMAT designation for the ATEV for urgent arterial repair following extremity vascular trauma, and in June 2024, we were granted the RMAT designation for the ATEV for patients with advanced PAD. In addition, in 2018 our ATEV product candidate was assigned a priority designation by the Secretary of Defense under Public Law 115-92, enacted to expedite the FDA’s review of products that are intended to diagnose, treat or prevent serious or life-threatening conditions facing American military personnel.

On December 19, 2024, the FDA granted full approval for Symvess (acellular tissue engineered vessel-tyod) for use in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible. In February 2025, the FDA completed its required review of commercial batch information for Symvess and has authorized us to commence commercial shipments. We commenced commercial sales of Symvess in the vascular trauma indication in the first quarter of 2025.

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

Since its inception in 2004, we have incurred operating losses and negative cash flows from operations in each year. As of December 31, 2025 and 2024, we had an accumulated deficit of $726.8 million and $686.0 million, respectively, and working capital of $49.4 million and $27.9 million, respectively. Our operating losses were approximately $108.1 million and $114.4 million for the years ended December 31, 2025 and 2024, respectively. Net cash flows used in operating activities were $105.0 million and $98.1 million during the years ended December 31, 2025 and 2024, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue incurring substantial operating losses and to experience negative cash flows from operations for the foreseeable future as we scale the commercialization of Symvess and advance our product candidates.

As of December 31, 2025, we had cash and cash equivalents of $50.5 million and restricted cash of $0.4 million. The Company will not have sufficient liquidity to fund its operations beyond one year from the date of this Annual Report on Form 10-K if the Company is unable to generate sufficient cash flows from commercial sales on a timely basis and/or obtain additional capital. See Note 1, Organization and Description of Business, in the notes to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding this assessment.

Our need for additional capital will depend in part on the scope and costs of our development and commercial manufacturing activities and on the results of our ongoing commercial sales efforts. Since receiving FDA approval to commercialize Symvess in the vascular trauma indication, we have generated $1.4 million in product revenue for the year ended December 31, 2025. Our ability to generate sufficient product revenue to finance our operations will depend on the successful commercialization of Symvess and the advancement of our product candidates. Until such time, if ever, we expect to finance our operations primarily through the use of existing cash and cash equivalents, private or public equity financings, debt financings, debt refinancings or restructurings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we plan to implement a program to delay, reduce, suspend or cease our planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See “Risk Factors” for additional information.

We expect to continue to incur significant expenses and to increase operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we seek to:

•
continue to generate revenue from sales of Symvess in the United States for the indication in vascular trauma and, if approved, via U.S. market launch for the indication in AV access for hemodialysis;
•
obtain marketing approval for our 6 millimeter ATEV in additional indications involving vascular repair, reconstruction and replacement, including in AV access for hemodialysis;
•
scale out our manufacturing facility to the extent required to satisfy potential market demand for Symvess in the United States and our product candidates, following receipt of any regulatory approval;
•
continue our preclinical and clinical development efforts;
•
maintain, expand and protect our intellectual property portfolio;
•
add operational, financial and management information systems and personnel to support, among other things, our product development and commercialization efforts and operations; and
•
continue operating as a public company, which includes higher costs associated with hiring additional personnel, director and officer insurance premiums, audit and legal fees and expenses for compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC and The Nasdaq Stock Market LLC (“Nasdaq”).

Recent Developments

On March 4, 2026, we received a minimum purchase commitment of approximately $1.48 million of the Symvess ATEV to enable the education of surgeons, and the evaluation of Symvess by hospitals, in the Kingdom of Saudi Arabia (the “KSA”). The evaluation of Symvess is planned to be conducted in parallel with ongoing negotiations with a KSA-based entity for establishment of a joint venture and license to commercialize Symvess within the country. We have agreed to not engage in negotiation of commercialization rights within the KSA with any other party through July 2, 2026. Although the purchase commitment described above is binding, the establishment of a joint venture and license and the finalization of definitive terms are subject to further negotiation between the parties as well as the execution of definitive agreements between the KSA-based entity and us.

On March 16, 2026, we filed a Marketing Authorization Application (“MAA”) with the Ministry of Health of the State of Israel for approval of Symvess for the vascular trauma indication. In response to requests from surgeons, we are also pursuing methods of making Symvess available on a hospital-by-hospital basis in advance of any future MAA approval in Israel.

On March 19, 2026, we delivered written notice to TD Securities (USA) LLC, as agent (“TD Cowen”), that we were suspending and terminating the prospectus, dated December 16, 2025 (the “ATM Prospectus”), relating to the sale of up to $60 million of Common Stock, that may be issued and sold pursuant to the Sales Agreement, dated as of December 16, 2025, by and between us and TD Cowen (the “Sales Agreement”). We will not make any further sales of Common Stock pursuant to the Sales Agreement unless and until a new prospectus, prospectus supplement or registration statement is filed. Other than the suspension and termination of the ATM Prospectus, the Sales Agreement remains in full force and effect.

Also on March 19, 2026, we entered into certain securities purchase agreements, pursuant to which we agreed to issue and sell to certain investors in a registered direct offering 25,000,000 shares of Common Stock at a price of $0.80 per share. The net proceeds to us were approximately $18.4 million, after deducting the placement agent’s fees and estimated offering expenses payable by us. The offering closed on March 20, 2026.

Components of Results of Operations

Revenue

During the fiscal year of 2025, we have generated $1.4 million in product revenue from the sale of Symvess. The remainder of our revenue has been derived from contracts. From inception through December 31, 2025, we have been awarded grants, including grants from the California Institute of Regenerative Medicine (“CIRM”), NIH, and the DoD, to support our development, production scaling and clinical trials of our product candidates. We may generate revenue in the future from government and other grants, payments from future license or collaboration agreements and, if any of our product candidates receive marketing approval, from product sales. We expect that any revenue we generate will fluctuate from quarter to quarter. If we fail to complete the development of, or obtain marketing approval for, our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Cost of goods sold

Cost of goods sold consists of manufacturing costs associated with the production of Symvess, including materials, direct labor and manufacturing-related overhead. Cost of goods sold also includes royalty expense related to product sales, overhead associated with unused production capacity, and inventory reserves recorded to adjust inventory to its estimated net realizable value. Prior to FDA approval of Symvess for the vascular trauma indication in December 2024, manufacturing and material costs incurred in connection with product development were expensed as research and development costs as incurred, as commercialization and future economic benefit were not yet considered probable. Beginning in 2025, following commercialization of Symvess, certain manufacturing-related payroll and overhead costs previously included within research and development expenses were capitalized to inventory and recognized in cost of goods sold as product is sold. During 2025, we recorded an inventory reserve to adjust certain inventory balances to the estimated net realizable value, which is reflected within cost of goods sold in the consolidated statements of operations and comprehensive loss.

Research and Development Expenses

Prior to our recent shift in focus to the sale of Symvess for the vascular trauma indication, we have historically focused, and continue to focus a substantial portion of our resources on our research and development activities, including conducting preclinical studies and clinical trials, developing and refining our manufacturing process and activities related to regulatory filings for our product candidates. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•
salaries and related overhead expenses for personnel in research and development functions, including stock-based compensation and benefits;
•
fees paid to CROs and consultants, including in connection with our clinical trials, and other related clinical trial fees, such as for clinical site fees and investigator grants related to patient screening and treatment, conduct of clinical trials, laboratory work and statistical compilation and analysis;
•
allocation of facility lease and maintenance costs;
•
depreciation of leasehold improvements, laboratory equipment and computers;
•
costs related to purchasing raw materials and producing our product candidates for clinical trials;
•
costs related to compliance with regulatory requirements;
•
costs related to our manufacturing development and expanded-capabilities initiatives; and
•
license fees related to in-licensed technologies.

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

•
the scope, rate of progress, expense and results of our preclinical development activities, our ongoing clinical trials and any additional clinical trials that we may conduct, and other research and development activities;
•
successful patient enrollment in and the initiation and completion of clinical trials;
•
the timing, receipt and terms of any marketing approvals from applicable regulatory authorities including the FDA and non-U.S. regulators;
•
the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•
development and refinement of clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that it or its third-party manufacturers are able to successfully manufacture our product;
•
obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•
significant and changing government regulations;
•
launching commercial sales of Symvess and our product candidates, if approved, whether alone or in collaboration with others;
•
the degree of market acceptance of Symvess and any product candidates that obtain marketing approval; and
•
maintaining a continued acceptable safety profile following approval of Symvess in the vascular trauma indication and in any other indications for which approval may be granted, or for any of our product candidates, if approved.

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

Other Income (Expense), Net

Total other income (expense), net consists of (i) the change in fair value of the Contingent Earnout Liability that was accounted for as a liability as of the date of the Merger and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents and short-term investments, (iii) interest expense incurred on our Term Loan Facility, finance leases, and our former Purchase Agreement during the periods each were outstanding, (iv) the change in fair value of our derivative liabilities and assets, including the private placement Common Stock warrant liabilities related to the Private Placement Warrants, which we assumed in connection with the Merger; Common Stock warrant liabilities related to our Registered Direct Offerings; the warrant liability related to the Loan Agreement; the former contingent derivative liability related to the terminated Purchase Agreement; a former liability related to a freestanding option agreement related to the terminated Purchase Agreement; a derivative liability related to our agreement with JDRF; a derivative liability related to the Loan Agreement; and a derivative asset related to our Common Stock Purchase Agreement, all of which are subject to remeasurement to fair value at each balance sheet date each liability is outstanding, resulting in a non-cash gain or loss, and (v) a loss on debt extinguishment related to the termination of the Purchase Agreement in December 2025.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Revenue
Product revenue, net	$1,389	$—	$1,389	100%
Contract revenue	649	—	649	100%
Total revenue	2,038	—	2,038	100%

Operating expenses:
Cost of goods sold	9,702	—	9,702	100%
Research and development	69,302	88,599	(19,297)	(22)%
General and administrative	31,171	25,799	5,372	21%
Total operating expenses	110,175	114,398	(4,223)	(4)%
Loss from operations	(108,137)	(114,398)	6,261	(5)%

Other income (expense), net
Interest income	2,587	4,104	(1,517)	(37)%
Change in fair value of Contingent Earnout Liability	59,469	(33,045)	92,514	(280)%
Interest expense	(11,250)	(9,277)	(1,973)	21%
Change in fair value of derivatives	38,765	3,915	34,850	890%
Loss on extinguishment of debt	(22,267)	—	(22,267)	N/A
Total other expense, net	67,304	(34,303)	101,607	(296)%
Net loss	$(40,833)	$(148,701)	$107,868	(73)%

Costs of Goods Sold

Cost of goods sold was $9.7 million for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024. The increase was primarily driven by an $8.9 million inventory reserve recorded during 2025 to reduce certain inventory balances to their estimated net realizable value in connection with the initial commercialization of Symvess. The remaining $0.8 million of cost of goods sold was attributable to the commencement of commercial sales of Symvess in the first quarter of 2025. Prior to commercialization, manufacturing costs incurred in connection with product development were expensed as research and development. As a result, cost of goods sold in 2025 reflects inventory costs capitalized subsequent to commercialization, manufacturing-related overhead associated with unused production capacity, royalty expense related to product sales, and the aforementioned reserve. There was no cost of goods sold recognized during 2024, as Symvess had not yet been commercialized and manufacturing costs incurred prior to approval were expensed as research and development.

Research and Development Expenses

The following table discloses the breakdown of research and development expenses for the periods indicated:

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Direct Expenses
Vascular Trauma	$892	$2,181	$(1,289)	(59)%
AV Access	5,944	6,620	(676)	(10)%
PAD	0	143	(143)	(100)%
Total	6,836	8,944	(2,108)	(24)%
Unallocated Expenses
External services	5,241	7,071	(1,830)	(26)%
Materials and supplies	16,173	21,765	(5,592)	(26)%
Payroll and personnel expenses	33,380	36,537	(3,157)	(9)%
Other research and development expenses	7,672	14,282	(6,610)	(46)%
Total	62,466	79,655	(17,189)	(22)%
Total research and development expenses	$69,302	$88,599	$(19,297)	(22)%

Research and development expenses were $69.3 million for the year ended December 31, 2025, representing a decrease of $19.3 million, or 22%, from $88.6 million for the year ended December 31, 2024. The decrease primarily reflects our transition from late-stage development activities to commercial operations following FDA approval of Symvess in December 2024.

Beginning in 2025, following the commercialization of Symvess, certain unallocated manufacturing-related payroll and overhead costs that had been included within research and development expenses were capitalized to inventory. These capitalized costs, which will be recognized in cost of goods sold as product is sold, resulted in reductions across laboratory materials and supplies, payroll and personnel, and other research and development expenses. In addition, our direct expenses related to clinical studies decreased by $2.1 million, primarily due to reduced spending on vascular trauma trials as this clinical program was completed.

General and Administrative Expenses

General and administrative expenses were $31.2 million and $25.8 million for the years ended December 31, 2025 and 2024, respectively. The increase in general and administrative expenses during the year ended December 31, 2025 of $5.4 million, or 21%, compared to the year ended December 31, 2024 was primarily driven by the commercial launch of Symvess. Major changes in expenses included a $5.3 million increase in salaries and benefits due to the recruitment and hiring of a sales force for Symvess and other expansion of the commercial team, and a $0.8 million increase in professional fees, partially offset by a $1.4 million decrease in external services and consulting expenses.

Total Other Income (Expense), net

Total other income, net was $67.3 million for the year ended December 31, 2025, compared to net expense of $34.3 million for the year ended December 31, 2024. The increase in net income of $101.6 million primarily resulted from a $127.4 million increase in non-cash gains consisting of a $92.5 million fair value remeasurement of the Contingent Earnout Liability and $34.9 million fair value remeasurement of derivative liabilities, partially offset by $22.3 million loss on extinguishment of debt related to the Purchase Agreement termination.

Liquidity and Capital Resources

Sources of Liquidity

Although we are a commercial-stage biotechnology platform company, we have a single product approved for commercial sale and have generated $1.4 million in product revenue for the period ended December 31, 2025. We have historically financed our operations primarily through the sale of equity securities and convertible debt, borrowings under loan facilities, including the Term Loan Facility, the Purchase Agreement, and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of December 31, 2025 and 2024, we had an accumulated deficit of $726.8 million and $686.0 million, respectively.

As of December 31, 2025 and 2024, we had working capital of $49.4 million and $27.9 million, respectively. Subsequent to December 31, 2025, on March 20, 2026, we issued and sold to certain investors in a registered direct offering 25,000,000 shares of Common Stock at a price of $0.80 per share (the “March 2026 Registered Direct Offering”). Net proceeds to the Company from the March 2026 Registered Direct Offering were approximately $18,400,000, after deducting the placement agent’s fees and estimated expenses payable by the Company. Also, from January 1, 2026 until March 17, 2026, we sold an aggregate of 4,018,497 shares of Common Stock under the TD Cowen ATM Facility (defined below) at an average price of $1.16 per share for net proceeds of approximately $4.6 million. On March 19, 2026, we suspended and terminated the ATM Prospectus (defined below), pursuant to which shares had been sold under the TD Cowen ATM Facility.

As of December 31, 2025 and 2024, we had cash and cash equivalents of $50.5 million and $44.9 million, respectively, and restricted cash of $0.4 million and $50.4 million, respectively. We funded the restricted cash account on August 14, 2024, in accordance with the second amendment to the Purchase Agreement (the “Purchase Agreement Amendment”), of which $50.0 million was not subject to our unilateral control. On September 17, 2025, in connection with the Purchase Agreement Amendment, we made a $50.0 million repayment under the Purchase Agreement (the “Purchase Agreement Amendment Payment”), funded from the restricted cash previously maintained for the benefit of the Agent. As a result of the Purchase Agreement Amendment Payment, we were no longer obligated to maintain $50.0 million of restricted cash in an account for the benefit of the Agent.

The Company will not have sufficient liquidity to fund its operations beyond one year from the issuance of these financial statements if the Company is unable to generate sufficient cash flows from commercial sales on a timely basis and/or obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future viability of the Company is dependent on its ability to generate cash flows from the sale of Symvess and raise additional capital to finance its operations. The Company plans to seek additional funding through private or public equity financings, debt financings, debt refinancings or restructurings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Adequate additional capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, the Company plans to implement a program that delays, reduces, suspends or ceases certain of its planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on its business, prospects, operating results and financial condition. The accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. See Note 1, Organization and Description of Business to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our assessment.

On December 15, 2025, we entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P., as administrative agent and collateral agent for the lenders, which provides for the Term Loan Facility of up to $77.5 million in the aggregate that matures on December 1, 2029. The Loan Agreement consists of (i) an initial term loan of $40.0 million, which was fully funded on December 15, 2025, (ii) a $12.5 million delayed draw term loan which will be made available between October 1, 2026 and March 31, 2027, subject to the satisfaction of certain revenue, regulatory approval and liquidity conditions, and (iii) a $25.0 million delayed draw term loan which will be made available at the discretion of the lenders between July 1, 2027 and June 30, 2028, subject to the satisfaction of certain revenue, regulatory approval and liquidity conditions. The proceeds from the initial term loan were used primarily to repay the remaining obligations under the Purchase Agreement, as discussed below.

On May 12, 2023, we entered into the Purchase Agreement with the Purchasers and another affiliate of Oberland Capital

Management LLC, as the Agent. Pursuant to the Purchase Agreement, and subject to customary closing conditions, the Purchasers purchased certain revenue interests from us in exchange for an aggregate investment amount of up to $150.0 million. Under the terms of the Purchase Agreement, $40.0 million of the investment amount, less certain transaction expenses, was funded on May 12, 2023, and was used to repay in full and retire our indebtedness under our loan agreement with Silicon Valley Bank, with the remaining proceeds funded to the Company. On March 11, 2024, an additional $20.0 million was funded to the Company under the Purchase Agreement. On May 8, 2024, we agreed with the Purchasers to amend the Purchase Agreement to remove requirements related to the leasehold mortgage, and, in connection therewith, on August 14, 2024, we funded an account in the amount of $54.0 million, over which the Agent had certain consent and other rights to $50.0 million of the funds. On September 17, 2025, we entered into an amendment to the Purchase Agreement pursuant to which we made a $50.0 million repayment under the Purchase Agreement, funded from restricted cash maintained for the benefit of the Agent. On December 19, 2024, the FDA granted full approval of our BLA for the vascular trauma indication, and we elected not to draw the additional $40.0 million that became available under the Purchase Agreement. As of and subsequent to December 31, 2024, we were not entitled to draw any further installments under the Purchase Agreement. On December 15, 2025, we entered into a payoff letter with the Purchasers and the Purchasers’ agent pursuant to which the Purchase Agreement and the related Option Agreement were terminated in their entirety. As consideration for the termination of these agreements and the satisfaction of all obligations thereunder, we paid $38.0 million in cash and issued 5,725,190 shares of our Common Stock to the Purchasers.

On February 29, 2024, we entered into an underwriting agreement with TD Cowen and Company, LLC and Cantor & Fitzgerald & Co., as representatives of the several underwriters named therein, relating to the issuance and sale in an underwritten offering (the “Offering”) of 15,410,000 shares of our Common Stock at a price to the public of $3.00 per share. The net proceeds to us from the Offering were approximately $43.0 million, after deducting underwriting discounts and commissions and Offering expenses. The Offering closed on March 5, 2024.

On September 24, 2024, we entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provides that, subject to the terms and conditions set forth in the Common Stock Purchase Agreement, we have the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. We control the timing and amount of any sales to Lincoln Park. As of December 31, 2025, we had completed sales of shares under the Common Stock Purchase Agreement that provided $2.5 million in gross proceeds. As of December 31, 2025, we had $47.5 million in remaining availability for sales of our Common Stock under our Common Stock Purchase Agreement with Lincoln Park.

On October 4, 2024, we entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased approximately $30.0 million worth of Common Stock and warrants in the October 2024 Registered Direct Offering (as defined in Note 10). The net proceeds to us from the October 2024 Registered Direct Offering were approximately $28.0 million, after deducting placement agent’s fees and offering expenses of approximately $2.0 million. The October 2024 Registered Direct Offering closed on October 7, 2024.

On November 13, 2024, we entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased approximately $15.0 million worth of Common Stock and warrants in the November 2024 Registered Direct Offering (as defined in Note 10). The net proceeds to us from the November 2024 Registered Direct Offering were approximately $14.9 million after deducting offering expenses of approximately $0.1 million. The November 2024 Registered Direct Offering closed on November 15, 2024.

On March 25, 2025, we entered into an underwriting agreement with TD Securities (USA) LLC, Barclays Capital Inc. and BTIG, LLC, as representatives of the several underwriters named therein, relating to the issuance and sale in the public offering of 25,000,000 shares of Common Stock, at a price to the public of $2.00 per share. We also granted the underwriters a 30-day option to purchase up to an additional 3,750,000 shares of Common Stock at the same price per share, which was not exercised by the underwriters. The net proceeds to us from the public offering were approximately $46.7 million after deducting underwriting discounts and commissions and estimated public offering expenses. The public offering closed on March 27, 2025.

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

On March 19, 2026, we entered into certain securities purchase agreements, pursuant to which we agreed to issue and sell to certain investors in a registered direct offering 25,000,000 shares of Common Stock at a price of $0.80 per share. The net proceeds to us were approximately $18.4 million, after deducting the placement agent’s fees and estimated offering expenses payable by us. The offering closed on March 20, 2026.

ATM Facilities

On September 1, 2022, we entered into a sales agreement with Jefferies LLC, acting as sales agent (the “Jefferies ATM Sales Agreement”) for the sale from time to time of up to $80.0 million of shares of Common Stock (the “Jefferies ATM Facility”). In December 2024, we sold an aggregate of 1,333,596 shares of Common Stock under the Jefferies ATM Facility at an average price of $5.26 per share for net proceeds of approximately $6.8 million. In the year ended December 31, 2025, the Company completed sales of shares under the Jefferies ATM Facility that provided net proceeds of approximately $10.0 million. On November 21, 2025, the Company delivered a notice to Jefferies LLC terminating the Jefferies ATM Sales Agreement, which termination became effective 10 days thereafter. As of December 31, 2025, no shares remained available for issuance under the Jefferies ATM Facility.

On December 16, 2025, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), acting as sales agent (the “TD Cowen ATM Facility”), pursuant to which we may sell shares of Common Stock from time to time up to an aggregate offering price of $60.0 million. As of December 31, 2025, no shares had been sold under the TD Cowen ATM Facility. From January 1, 2026 until March 17, 2026, we sold an aggregate of 4,018,497 shares of Common Stock under the TD Cowen ATM Facility at an average price of $1.16 per share for net proceeds of approximately $4.6 million. On March 19, 2026, we suspended and terminated the ATM Prospectus pursuant to which shares had been sold under the TD Cowen ATM Facility.

Material Cash Requirements

Our known material cash requirements include: (1) the purchase of supplies and services that are primarily for research and development; (2) manufacturing and commercialization expenditures; (3) employee wages, benefits, and incentives; (4) financing and operating lease payments (for additional information see below and Note 9, Leases to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K); (5) debt service obligations under our senior secured Term Loan Facility (for additional information see below and Note 8, Debt to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K); and (6) payments under our JDRF Agreement (for additional information see Note 14, Commitments and Contingencies to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). We have also entered into contracts with CROs primarily for clinical trials. These contracts generally provide for termination upon limited notice, and therefore we believe that our non-cancellable obligations under these agreements are not material. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, for example, legal contingencies, uncertain tax positions, and other matters.

On December 15, 2025, we entered into a payoff letter with the Purchasers and the Agent, pursuant to which the Purchase Agreement and the related Option Agreement were terminated in their entirety. As consideration for the termination of these agreements and the satisfaction of all obligations thereunder, we paid $38.0 million in cash and issued 5,725,190 shares of our Common Stock measured at fair value of $7.5 million at time of issuance to the Purchasers. The cash payment was funded with proceeds from the Term Loan Facility (see Note 8 to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). The termination of the Purchase Agreement released all liens and security interests previously granted to the Purchasers and their agent and relieved the Company of any further obligations to the Purchasers. See Note 7, Revenue Interest Purchase Agreement to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Under the senior secured Term Loan Facility, we are required to make monthly interest payments beginning in January 2026 at a variable rate equal to the greater of 11.50% or the Wall Street Journal Prime Rate plus 4.50%. We are not required to make scheduled principal payments until December 1, 2027, or December 1, 2028 if the second tranche is funded, after which principal will be repaid in equal monthly installments through maturity in December 2029. In addition, the facility includes a contractual final payment fee of $2.4 million due at maturity. Because the interest rate is variable, our future interest expense and related cash interest payments may increase or decrease based on changes in rates. The Loan Agreement contains customary affirmative and negative covenants, certain liquidity requirements and customary events of default, and is secured by substantially all of our assets. See Note 8 to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

As of December 31, 2025, we had non-cancellable purchase commitments of $31.5 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University, a distribution agreement with Fresenius Medical Care and our JDRF Agreement. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at December 31, 2025. For additional information regarding our agreements with Duke University, Yale University, and Fresenius Medical Care, and the nature of payments that could become due thereunder, see the sections in this Annual Report on Form 10-K titled “Business — Distribution” and “Business — Intellectual Property.” For additional information about our JDRF Agreement, see Note 14 to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Leases

Our finance lease relates to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018. On September 29, 2025, we executed a Sixth Amendment to our lease agreements that extended the lease term and modified key financial terms. See Note 9 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our leases.

Our future contractual obligations under our lease agreement as of December 31, 2025 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$61,165	$2,428	$2,199	$7,180	$49,358

Future Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue to sell Symvess for the vascular trauma indication and seek marketing approval for Symvess in additional indications and for our product candidates in the United States and to obtain marketing approval for our 6 millimeter ATEV outside of the United States, (ii) continue clinical development of our 6 millimeter ATEV for use in hemodialysis AV access and submit a BLA for FDA approval of an indication in hemodialysis AV access, (iii) advance our pipeline in major markets, including PAD Phase 3 trials and continue preclinical development and advance to planned clinical studies in CABG and BVP for diabetes, and (iv) scale out our manufacturing facility as required to satisfy market demand. We will need additional funding in connection with these activities.

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the cost and timing of our ongoing sales and future commercialization activities, including product manufacturing, marketing and distribution for Symvess in the United States, and any other product candidate for which we receive marketing approval in the future;
•
the amount and timing of revenues, which we receive from commercial sales of Symvess and any product candidates for which we receive marketing approval;

•
the progress and results of our clinical trials and interpretation of those results by the FDA and other regulatory authorities;
•
the cost, timing and outcome of regulatory review of our product candidates, particularly for marketing approval of Symvess outside of the United States and of our product candidates in the United States;
•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our additional product candidates;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•
the costs of operating as a public company, including hiring additional personnel as well as increased director and officer insurance premiums, audit and legal fees, and expenses for compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC and Nasdaq.

Until such time, if ever, as we are able to successfully commercialize Symvess and to develop and commercialize our product candidates, we expect to continue financing our operations through the sale of equity, debt, borrowings under credit facilities, or through potential collaborations with other companies, other strategic transactions, or government or other grants. Adequate capital may not be available to us when needed or on acceptable terms. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in fixed payment obligations. If we are unable to raise capital, we plan to implement a program that delays, reduces, suspends or ceases our planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition.

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Year Ended December 31,
($ in thousands)	2025	2024
Net loss	$(40,833)	$(148,701)
Non-cash adjustments to reconcile net loss to net cash used in operating activities(a):	(40,814)	50,268
Changes in operating assets and liabilities:	(23,395)	311
Net cash used in operating activities	(105,042)	(98,122)
Net cash used in investing activities	(884)	(1,572)
Net cash provided by financing activities	61,486	114,183
Net increase (decrease) in cash, cash equivalents and restricted cash	$(44,440)	$14,489
Cash, cash equivalents and restricted cash at the beginning of the period	$95,290	$80,801
Cash, cash equivalents and restricted cash at the end of the period	$50,850	$95,290

(a) Primarily includes depreciation; amortization related to our leases; stock-based compensation expense; non-cash interest expense related to our revenue interest liability, our JDRF Award liability (defined below), and our Term Loan Facility; the changes in fair value of our Contingent Earnout Liability and our derivative liabilities and asset; and an immaterial amount of loss on disposal of property and equipment. In 2025, this also includes a loss on extinguishment of debt and inventory write-down to net realizable value.

Cash Flow from Operating Activities

The increase in net cash used in operating activities from 2024 to 2025 primarily reflects higher spending on preclinical and commercial activities, increased payroll and personnel costs, continued expansion of clinical development of the ATEV for use in AV access, and activities associated with the commercial launch of Symvess. Operating cash flows for the year ended December 31, 2025 were further impacted by the capitalization of $22.5 million of inventory following the commencement of commercialization of Symvess. These cash outflows were partially offset by non-cash charges, including a $22.3 million loss on extinguishment of the Purchase Agreement and an $8.9 million inventory reserve, which reduced net income but did not affect operating cash flows.

Cash Flow from Investing Activities

Net cash used in investing activities for the years ended December 31, 2025 and 2024 consisted of purchases of property and equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 consisted primarily of $56.5 million of net proceeds from our Registered Direct Offering we completed in October 2025, $46.7 million of net proceeds from our Public Offering we completed in March 2025, $39.0 million of net proceeds from the Term Loan Facility we entered into in December 2025, and $10.0 million of net proceeds from issuance of shares of Common Stock under the Jefferies ATM Facility, which was partially offset by a $88.0 million repayment of the Purchase Agreement. Net cash provided by financing activities for the year ended December 31, 2024 consisted primarily of $43.1 million of net proceeds from our Registered Direct Offerings we completed in October and November 2024, $43.0 million of net proceeds from our Public Offering we completed in March 2024 and $19.5 million of net proceeds from our Purchase Agreement.

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

Contingent Earnout Liability

In connection with the Reverse Recapitalization, Legacy Humacyte equity holders are entitled to receive as additional merger consideration of up to 15,000,000 shares of our common stock in the aggregate, in two equal tranches of 7,500,000 shares of common stock per tranche, for no consideration upon the occurrence of certain triggering events, including a change of control event, that is not solely indexed to the common stock. In accordance with ASC 815-40, as the Contingent Earnout Shares were not indexed to the common stock, they were accounted for as a liability at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.

The estimated fair value of the Contingent Earnout Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over a 10-year period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the expected volatility and expected term, as well as certain data inputs, including the Company’s common stock price, risk-free interest rate, and expected dividend yield. See Note 10 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding the assumptions used in the valuations at December 31, 2025 and 2024.

The Contingent Earnout Shares are categorized as a Level 3 fair value measurement (see “Fair Value of Financial Instruments” accounting policy described in Note 2, Summary of Significant Accounting Policies to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K) because we estimated projections over a ten-year period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

Revenue Interest Liability

On May 12, 2023, we entered into the Purchase Agreement to obtain financing in respect to the further development and commercialization of our ATEV, to repay our credit facility with SVB, and for other general corporate purposes. We recorded a revenue interest liability related to the Purchase Agreement on our consolidated balance sheet on the date we entered into the Purchase Agreement, which is presented net of issuance costs and a debt discount. We imputed interest expense associated with this liability using the interest method.

At December 31, 2024, the revenue interest liability was calculated using our current estimate of forecasted global net sales of our products, and impacted by a debt discount comprising the estimated fair value of a bifurcated derivative liability related to the Purchasers’ put option under the Purchase Agreement, the estimated fair value of a freestanding option agreement related to the Purchase Agreement, and issuance and transaction costs incurred.

The fair value of the contingent derivative liability was valued using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the contingent derivative liability. The estimated probability and timing of underlying events triggering the exercisability of the contingent derivative liability bifurcated from within the Purchase Agreement, forecasted cash flows and the discount rate were significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative.

On December 15, 2025, we entered into a payoff letter with the Purchasers and the Purchasers’ Agent pursuant to which the Purchase Agreement and the Option Agreement were terminated in their entirety. In connection with the termination of the Purchase Agreement, the embedded derivative was extinguished and derecognized. See Note 7 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Inventory valuation

Inventory is stated at the lower of cost or net realizable value. The Company records reserves for excess quantities,

obsolescence, and declines in net realizable value based on estimates of future demand, expected product shelf life, regulatory considerations, manufacturing performance, and other commercialization-related factors.

The estimation of net realizable value requires significant judgment, particularly as the Company commenced commercialization of Symvess in 2025 and has limited historical experience forecasting commercial demand for its products. Changes in demand forecasts, market acceptance, manufacturing scale, or product shelf life could result in material adjustments to inventory reserves in future periods.

Stock-Based Compensation

Stock-based compensation expense represents a significant non-cash expense and is based on the grant-date fair value of equity awards. The Company grants stock options and restricted stock units under its equity incentive plans. The grant-date fair value of stock options is estimated using the Black-Scholes option-pricing model.

The determination of the grant date fair value of stock options using an option pricing model is affected principally by our estimated fair value of shares of our common stock and requires management to make a number of other assumptions, including the expected term of the option, the volatility of the underlying shares, the risk-free interest rate and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent management’s good faith estimates at the time of measurement. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•
Fair Value of Common Stock. The fair value of our Common Stock has been determined based on the closing price of the shares on Nasdaq.
•
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
•
Expected Volatility. The expected volatility was determined based on a blended approach using the historical share volatility of our Common Stock and that of several publicly traded peer companies over a period of time equal to the expected term of the options, as we have limited trading history. For purposes of identifying these peer companies, we considered the industry, stage of development, size and financial leverage of potential comparable companies.
•
Risk-Free Interest Rate. The risk-free interest rate was based on the yields of U.S. Treasury zero-coupon securities with maturities similar in duration to the expected term of the options.
•
Expected Dividend Yield. We have not paid dividends on our Common Stock nor do we expect to pay dividends in the foreseeable future. Accordingly, we have estimated the dividend yield to be zero.

Common Stock Warrants

Public and Private Placement Warrants

Under the Merger, we assumed 5,000,000 publicly-traded warrants (“Public Warrants”) and 177,500 private placement warrants issued to AHAC in connection with AHAC’s initial public offering (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”). We account for the Common Stock Warrants in accordance with the guidance contained in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).

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

Loan Agreement Warrants

We accounted for the Loan Agreement Warrants issued in connection with the Loan Agreement in accordance with the guidance contained in ASC 480 and ASC 815. The Loan Agreement Warrants (as defined in Note 10 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K) did not meet the criteria for equity treatment and must be recorded as liabilities. As the Loan Agreement Warrants meet the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting date. The fair value of the Loan Agreement Warrants was estimated using a Black-Scholes valuation model utilizing assumptions including our current common stock price, expected volatility, risk-free rate, expected term and expected dividend yield. The fair value of the Loan Agreement Warrants is based on significant unobservable inputs, which represent Level 3 fair value measurements within the fair value hierarchy (see “Fair Value of Financial Instruments” accounting policy described in Note 2 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K). Determining the fair value of the Loan Agreement Warrants involves certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

Loan Agreement Conversion Derivative Liability

We accounted for the conversion feature embedded in the Loan Agreement in accordance with the guidance contained in ASC 815. The Loan Agreement conversion feature (as defined in Note 2 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K) required bifurcation from the host debt instrument and is recorded as a derivative liability. Accordingly, we recorded the Loan Agreement conversion derivative liability on the consolidated balance sheet at fair value, with subsequent changes in its fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting date. The fair value of the Loan Agreement conversion derivative liability was estimated using a Black-Scholes valuation model utilizing assumptions including our current common stock price, expected volatility, risk-free rate, expected term and expected dividend yield. The fair value of the Loan Agreement conversion derivative liability is based on significant unobservable inputs, which represent Level 3 fair value measurements within the fair value hierarchy (see “Fair Value of Financial Instruments” accounting policy described in Note 2 to our accompanying consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K). Determining the fair value of the Loan Agreement conversion derivative liability involves certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

Smaller Reporting Company Status

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HUMACYTE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Humacyte, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Humacyte, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Contingent Earnout Liability

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s contingent earnout liability was $11.5 million as of December 31, 2025. Pursuant to the merger agreement, following the closing of the 2021 merger, Legacy Humacyte equity holders are entitled to receive additional merger consideration of up to 15,000,000 additional shares of common stock (the “contingent earnout shares”), comprised of two separate tranches of 7,500,000 shares per tranche, for no consideration upon the occurrence of certain triggering events. The contingent earnout shares were accounted for as a liability (the “contingent earnout liability”) and are remeasured at each reporting date. The estimated fair value of the contingent earnout liability was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over a 10-year period prioritizing the most reliable information available. Management’s assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the expected volatility and expected term, as well as certain data inputs, including the Company’s common stock price, risk-free interest rate, and expected dividend yield.

The principal considerations for our determination that performing procedures relating to the contingent earnout liability is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the contingent earnout liability; (ii) a high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected volatility and expected term; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing the completeness and accuracy of underlying data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent range of estimated contingent earnout liability using independently developed assumptions related to expected volatility and expected term and (b) comparing the independent range of estimated contingent earnout liability to management’s estimate.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 27, 2026

We have served as the Company’s auditor since 2013.

HUMACYTE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share amounts)

	As of December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$50,497	$44,937
Inventory, net	13,589	—
Accounts receivable	441	—
Prepaid expenses and other current assets	3,268	2,922
Total current assets	67,795	47,859

Restricted cash	209	50,209
Property and equipment, net	18,544	23,063
Finance lease right-of-use assets, net	29,146	15,490
Other long-term assets	672	1,251
Total assets	$116,366	$137,872

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,404	$4,490
Accrued expenses	10,540	11,424
Finance lease obligation, current portion	2,428	2,917
Revenue interest liability, current portion	—	885
Other current liabilities	—	238
Total current liabilities	18,372	19,954

Long-term debt	35,444	—
Contingent Earnout Liability	11,492	70,961
Revenue interest liability	—	63,354
Common stock warrant liabilities	19,392	19,254
Finance lease obligation, net of current portion	26,974	13,620
Contingent derivative liability	—	2,415
Other long-term liabilities	1,583	983
Total liabilities	113,257	190,541

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of December 31, 2025 and 2024; 0 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 350,000,000 and 250,000,000 shares authorized as of December 31, 2025 and 2024, respectively; 193,000,611 and 130,027,509 shares issued and outstanding as of December 31, 2025 and 2024, respectively	20	13
Additional paid-in capital	729,937	633,333
Accumulated deficit	(726,848)	(686,015)
Total stockholders’ equity (deficit)	3,109	(52,669)
Total liabilities and stockholders’ equity (deficit)	$116,366	$137,872

The accompanying notes are an integral part of these financial statements.

HUMACYTE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands except for share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue
Product revenue, net	$1,389	$—
Contract revenue	649	—
Total revenue	2,038	—

Operating expenses:
Cost of goods sold	9,702	—
Research and development	69,302	88,599
General and administrative	31,171	25,799
Total operating expenses	110,175	114,398
Loss from operations	(108,137)	(114,398)

Other income (expense), net
Interest income	2,587	4,104
Change in fair value of Contingent Earnout Liability	59,469	(33,045)
Interest expense	(11,250)	(9,277)
Change in fair value of derivatives	38,765	3,915
Loss on extinguishment of debt	(22,267)	—
Total other expense, net	67,304	(34,303)
Net loss and comprehensive loss	$(40,833)	$(148,701)

Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(1.26)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	158,160,468	118,479,097

The accompanying notes are an integral part of these financial statements.

HUMACYTE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands except for share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance as of December 31, 2023	103,673,728	$10	$550,850	$(537,314)	$13,546
Issuance of stock in public offering, net of issuance costs	15,410,000	2	43,044	—	43,046
Issuance of stock in registered direct offerings, net of issuance costs	8,490,808	1	21,744	—	21,745
Issuance of stock under Jefferies ATM Facility, net of issuance costs	1,333,596	—	6,809	—	6,809
Issuance of commitment shares under the Common Stock Purchase Agreement	115,705	—	708	—	708
Proceeds from sale of stock under the Common Stock Purchase Agreement	500,000	—	2,530	—	2,530
Proceeds from the exercise of stock options	503,672	—	1,511	—	1,511
Stock-based compensation	—	—	6,137	—	6,137
Net loss	—	—	—	(148,701)	(148,701)
Balance as of December 31, 2024	130,027,509	$13	$633,333	$(686,015)	$(52,669)
Issuance of stock in public offering, net of issuance costs	25,000,000	3	46,657	—	46,660
Issuance of stock in registered direct offerings, net of issuance costs	28,436,018	3	22,046	—	22,049
Issuance of stock under Jefferies ATM Facility, net of issuance costs	3,792,280	—	9,930	—	9,930
Issuance of stock in settlement of the Purchase Agreement	5,725,190	1	7,499		7,500
Proceeds from the exercise of stock options	19,614	—	61	—	61
Stock-based compensation	—	—	10,411	—	10,411
Net loss	—	—	—	(40,833)	(40,833)
Balance as of December 31, 2025	193,000,611	$20	$729,937	$(726,848)	$3,109

The accompanying notes are an integral part of these financial statements.

HUMACYTE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(40,833)	$(148,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,328	5,104
Stock-based compensation expense	9,753	6,137
Change in fair value of Contingent Earnout Liability	(59,469)	33,045
Non-cash interest expense	9,109	7,754
Change in fair value of derivatives	(38,765)	(3,915)
Loss on disposal of property and equipment	5	4
Loss on extinguishment of debt	22,267	—
Inventory reserve	8,897	—
Amortization expense	2,017	2,086
Non-cash operating lease costs	44	53
Changes in operating assets and liabilities:
Accounts receivable	(261)	—
Inventory	(21,827)	—
Prepaid expenses and other current assets	(527)	88
Accounts payable	973	(1,962)
Accrued expenses	(1,709)	2,238
Operating lease obligation	(44)	(53)
Net cash used in operating activities	(105,042)	(98,122)
Cash flows from investing activities
Purchase of property and equipment	(884)	(1,572)
Net cash used in investing activities	(884)	(1,572)
Cash flows from financing activities
Proceeds from the Term Loan Facility	39,783	—
Payments of transaction costs related to the Loan Agreement	(774)	—
Proceeds from issuance of stock in public offering, net of underwriting fees	47,000	43,396
Payments of costs related to public offering	(340)	(350)
Proceeds from issuance of stock and warrants in registered direct offerings, net of placement agent fees	56,450	43,126
Payments on revenue interest liability	(45)	—
Repayment of the Purchase Agreement	(88,000)	—
Proceeds from the Purchase Agreement, net of issuance costs	—	20,000
Payments of transaction costs related to the Purchase Agreement	—	(500)
Proceeds from issuance of stock under Jefferies ATM Facility, net of issuance costs	9,930	6,809
Proceeds from sale of stock under the Common Stock Purchase Agreement	—	2,530
Proceeds from the exercise of stock options	61	1,511
Proceeds from the JDRF Agreement	175	240
Payments of finance lease principal	(2,754)	(2,579)
Net cash provided by financing activities	61,486	114,183
Net increase (decrease) in cash, cash equivalents and restricted cash	(44,440)	14,489
Cash, cash equivalents and restricted cash at the beginning of the period	95,290	80,801
Cash, cash equivalents and restricted cash at the end of the period	$50,850	$95,290

Supplemental disclosure of noncash activities:
Unpaid transaction costs related to the Loan Agreement	$446	$—
Increase in right-of-use assets and lease liabilities resulting from lease remeasurement	$14,965	$—
Accrual of transaction costs associated with public offering	$156	$—
Debt discount from embedded contingent derivative liability	$—	$1,552
Issuance of commitment shares pursuant to the Common Stock Purchase Agreement	$—	$708

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

Liquidity and Going Concern

Since its inception in 2004, the Company has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the Reverse Recapitalization, borrowings under loan facilities, proceeds from a revenue interest purchase agreement and, to a lesser extent, through product revenue, governmental and other grants. At December 31, 2025 and December 31, 2024, the Company had an accumulated deficit of $726.8 million and $686.0 million, respectively. The Company’s operating losses were $108.1 million and $114.4 million for the years ended December 31, 2025 and 2024, respectively. Net cash flows used in operating activities were $105.0 million and $98.1 million during the years ended December 31, 2025 and 2024, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates.

As of December 31, 2025, the Company had available cash and cash equivalents of $50.5 million. Subsequent to December 31, 2025, on March 20, 2026, we issued and sold to certain investors in a registered direct offering 25,000,000 shares of Common Stock at a price of $0.80 per share (the “March 2026 Registered Direct Offering”). Net proceeds to the Company from the March 2026 Registered Direct Offering were approximately $18,400,000, after deducting the placement agent’s fees and estimated expenses payable by the Company. Also, from January 1, 2026 until March 17, 2026, we sold an aggregate of 4,018,497 shares of Common Stock under the TD Cowen ATM Facility (defined in Note 10) at an average price of $1.16 per share for net proceeds of approximately $4.6 million. On March 19, 2026, we suspended and terminated the ATM Prospectus (defined in Note 10), pursuant to which shares had been sold under the TD Cowen ATM Facility.

As further disclosed in Note 7, Revenue Interest Purchase Agreement, on May 12, 2023, Humacyte, Inc. and Global entered into a Revenue Interest Purchase Agreement (the “Purchase Agreement”) with two purchasers, both affiliates of Oberland Capital Management LLC (the “Purchasers”), and another affiliate of Oberland Capital Management LLC (“Oberland”), as agent for the Purchasers (the “Agent”), to obtain financing with respect to the further development and commercialization of the

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s ATEV, to repay the Company’s then-existing credit facility with Silicon Valley Bank (“SVB”), and for other general corporate purposes.

The Purchase Agreement contained customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contained customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets. On February 18, 2024, the Company reached an agreement with the Purchasers and the Agent to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for the Company to deliver a leasehold mortgage in favor of the Agent over the Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers to amend the Purchase Agreement to remove requirements related to the leasehold mortgage. In exchange for removing this requirement, the Company agreed to fund an account in the amount of $54.0 million over which the Agent had certain consent and other rights to $50.0 million of the funds. The Company funded an account with the required $54.0 million on August 14, 2024. On September 17, 2025, the Company and Humacyte Global, Inc. (“Humacyte Global”) entered into a second amendment to the Purchase Agreement (the “Purchase Agreement Amendment”) with the Purchasers and the Agent to amend the Purchase Agreement. In connection with the Purchase Agreement Amendment, the Company made a $50.0 million repayment under the Purchase Agreement (the “Purchase Agreement Amendment Payment”), funded from the restricted cash previously maintained for the benefit of the Agent. As a result of the Purchase Agreement Amendment Payment, the Company was no longer obligated to maintain $50.0 million of restricted cash in an account for the benefit of the Agent. As of December 31, 2025 and 2024, $0.0 million and $50.0 million, respectively, related to the Purchase Agreement was classified as restricted cash on the accompanying consolidated balance sheets.

On December 15, 2025, the Company entered into a payoff letter with the Purchasers and the Purchasers’ Agent pursuant to which the Purchase Agreement and the Option Agreement were terminated in their entirety. As consideration for the termination of these agreements and the satisfaction of all obligations thereunder, the Company paid $38.0 million in cash and issued 5,725,190 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), to the Purchasers. The cash payment was funded with proceeds from the Term Loan Facility (see Note 8, Debt). Pursuant to the Loan Agreement, the proceeds of the Term Loan Facility are required to be used to repay outstanding indebtedness under the Purchase Agreement and for other general corporate purposes. The funding of the first tranche of the Term Loan Facility was conditioned upon delivery of a payoff letter with respect to all indebtedness outstanding under the Purchase Agreement and evidence that the liens securing such indebtedness would be released. The extinguishment of the Purchase Agreement was accounted for as a debt extinguishment under ASC 470-50. The termination of the Purchase Agreement released all liens and security interests previously granted to the Purchasers and their agent and relieved the Company of any further obligations to the Purchasers. The shares issued to the Purchasers in connection with the payoff are discussed in more detail in Note 10, Stockholders’ Equity (Deficit) and Warrants. As of December 31, 2025 and 2024, $0.0 million and $64.2 million, respectively, was recorded as a revenue interest liability on the accompanying consolidated balance sheets. See Note 7, Revenue Interest Purchases Agreement, for further discussion

On September 24, 2024, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Common Stock Purchase Agreement”). The Common Stock Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock, having an aggregate value of up to $50.0 million (the “Purchase Shares”) over a 24-month period. The Company controls the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. As of December 31, 2025, the Company had $47.5 million in remaining availability for sales of Common Stock under the Common Stock Purchase Agreement. There were no purchases under the Common Stock Purchase Agreement during the fiscal year ended December 31, 2025. As of December 31, 2024, the Company had completed sales of shares under the Common Stock Purchase Agreement that provided $2.5 million in gross proceeds. See Note 10 for further discussion.

On September 1, 2022, we entered into a sales agreement with Jefferies LLC, acting as sales agent (the “Jefferies ATM Sales Agreement”) for the sale from time to time of up to $80.0 million of shares of Common Stock (the “Jefferies ATM

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility”). In December 2024, we sold an aggregate of 1,333,596 shares of Common Stock under the Jefferies ATM Facility at an average price of $5.26 per share for net proceeds of approximately $6.8 million. In the year ended December 31, 2025, the Company completed sales of shares under the Jefferies ATM Facility that provided net proceeds of approximately $10.0 million. On November 21, 2025, the Company delivered a notice to Jefferies LLC terminating the Jefferies ATM Sales Agreement, which termination became effective 10 days thereafter. As of December 31, 2025, no shares remained available for issuance under the Jefferies ATM Facility.

The Company will not have sufficient liquidity to fund its operations beyond one year from the issuance of these financial statements if the Company is unable to generate sufficient cash flows from commercial sales on a timely basis and/or obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future viability of the Company is dependent on its ability to generate cash flows from the sale of Symvess and raise additional capital to finance its operations. The Company plans to seek additional funding through private or public equity financings, debt financings, debt refinancings or restructurings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Adequate additional capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, the Company plans to implement a program that delays, reduces, suspends or ceases certain of its planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on its business, prospects, operating results and financial condition. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In the accompanying consolidated balance sheets, amounts previously included within “Other current liabilities” as of December 31, 2024 have been reclassified to separately present the current portion of the “Revenue interest liability, current portion.” These reclassifications were made to enhance the clarity and comparability of the Company’s financial statement presentation and had no impact on previously reported total assets, total liabilities, stockholders’ deficit, or net loss.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments

The Company is developing proprietary, bioengineered, acellular human tissues, advanced tissue constructs and organ systems that are designed to be used in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas. The Company’s operations are managed and reported to its Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), on a consolidated basis. The CODM evaluates financial performance, allocates resources and monitors budget versus actual results based on the Company’s consolidated statements of operations and comprehensive loss. The measure of segment assets provided to and reviewed by the CODM is reported on the consolidated balance sheets as total assets. Segment asset information is not used by the CODM to evaluate performance, allocate resources or make strategic decisions. Under the current organizational and reporting structure, the Company operates and manages its business on a consolidated basis as one reportable and operating segment.

As a single reportable segment entity, the Company’s segment performance measure is consolidated net loss. Consolidated net loss is used to monitor the budget versus actual results and to help make key operating decisions such as the allocation of budget between research and development and general and administrative expenses. Significant segment expenses within net loss include cost of goods sold, research and development, and general and administrative expenses, which are each separately presented on the Company’s consolidated statements of operations and comprehensive loss. Other segment items within net loss include interest income, interest expense, the change in fair value of the Company’s Contingent Earnout Liability and the change in fair value of derivatives.

Additional disaggregated significant segment expenses that are not separately presented on the Company’s consolidated statements of operations and comprehensive loss are presented below.

Research and Development Expenses

	Year Ended December 31,
($ in thousands)	2025	2024
Direct Expenses
Vascular Trauma	$892	$2,181
AV Access	5,944	6,620
PAD	—	143
Total	6,836	8,944
Unallocated Expenses
External services	5,241	7,071
Materials and supplies	16,173	21,765
Payroll and personnel expenses	33,380	36,537
Other research and development expenses	7,672	14,282
Total	62,466	79,655
Total research and development expenses	$69,302	$88,599

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

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

development platform used across programs, process development, manufacturing analytics and preclinical research and development for prospective product candidates and new technologies.

Non-cash Operating Expenses

	Year Ended December 31,
($ in thousands)	2025	2024
Depreciation expense	$5,328	$5,104
Stock-based compensation expense	10,411	6,137

Inventory

The Company capitalizes inventory when it concludes that commercialization and future economic benefit from the sale of products is probable. Prior to this conclusion, the Company expenses inventory as research and development expense in the condensed consolidated statements of operations and comprehensive loss in the period incurred. The determination to capitalize inventory costs is based on various factors, including the product’s historical shelf life, the product’s current status in the development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies, potential obstacles to the approval process and viability of commercialization and market trends.

In early 2025, based on the Company’s assessment of the legal and regulatory process related to Symvess, the Company concluded that it met the criteria to capitalize expenditures as inventory. The Company capitalized $22.5 million of inventory as of December 31, 2025 and none as of December 31, 2024.

Inventory is stated at the lower of cost or net realizable value. The Company’s inventory is valued under the first in, first out method. Cost includes direct materials, direct labor and an allocation of manufacturing overhead. Raw and intermediate materials that may be used for either research and development or commercial purposes are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is used for research and development, it is expensed as research and development once that determination is made.

The Company evaluates inventory for excess, obsolete or slow-moving items based on historical and forecasted demand, product shelf life, regulatory considerations and other factors that may affect the recoverability of inventory. When necessary, the Company records a reserve to reduce inventory to its estimated net realizable value. The determination of any required inventory reserve involves significant judgment and is based on estimates of future sales volumes, expected market acceptance and demand for the Company’s products. As the Company commenced commercialization of Symvess in 2025 and has limited commercial sales history, actual future demand may differ from current estimates. Changes in demand forecasts, market conditions, manufacturing performance or other factors could result in additional inventory write-downs in future periods.

During the year ended December 31, 2025, the Company recorded an inventory reserve of $8.9 million to adjust certain inventory to its estimated net realizable value. Provision for inventory reserves and write-downs is recorded within cost of goods sold in the consolidated statements of operations and comprehensive loss. Cost of goods sold was $9.7 million for the year ended December 31, 2025, which includes the $8.9 million inventory reserve, overhead related to unused production capacity, and royalty expense related to product sales. No cost of goods sold was recognized during the year ended December 31, 2024.

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

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Product Revenue

The Company’s current source of product revenue has been from U.S. sales of Symvess. The Company recognizes product revenue upon delivery of Symvess to the customer. Revenue is recognized based on the price stated in the approved contract or purchase order. There are no contractual rights of returns and replacements for damaged products are provided free of charge. Accounts receivable related to product sales were approximately $0.4 million as of December 31, 2025. There were no accounts receivable related to product sales as of December 31, 2024.

Contract Revenue

Contract revenue consists of revenue related to a single contract with a customer to recover contract expenses. The expenses incurred related to the contract are primarily classified as research and development expenses on the Company’s condensed consolidated statements of operations and comprehensive loss. The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to the actual costs incurred compared to the total costs expected to be incurred to satisfy the performance obligation. The transfer of control occurs as the program expenses are incurred and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The transaction price is determined based on the milestones within the contract and there is no variable consideration. Accounts receivable related to the Company’s contract revenue were insignificant and $0.2 million as of December 31, 2025 and December 31, 2024, respectively.

Cost of Goods Sold

Cost of goods sold consists of manufacturing costs, transportation and freight, depreciation, indirect overhead costs (including salary related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Symvess, and third-party royalties payable on our net product revenue. Cost of goods sold may also include period costs related to excess, dated or obsolete inventory adjustment charges, unabsorbed manufacturing and other overhead costs.

Interest Expense

Interest expense is recognized using the effective interest method, which reflects a constant rate of interest over the estimated term of the related financing arrangement. Interest expense includes stated interest, as well as the amortization of original issue discounts, issuance costs, premiums, and other amounts that are economically part of the borrowing. Debt is initially recorded at the proceeds received, net of any discounts and issuance costs, and subsequently amortized and accreted to the contractual repayment amount over the estimated term of the arrangement. Changes in the timing or amount of expected cash flows, when applicable, are accounted for in accordance with U.S. GAAP and reflected prospectively through amortization and accretion into interest expense. Interest expense is recorded in interest expense in the consolidated statements of operations and comprehensive loss.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for the years ended December 31, 2025 and 2024.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, including amounts classified as restricted cash. Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation as of December 31, 2025 and December 31, 2024. The Company believes it mitigates this risk by monitoring the financial stability of the institutions holding material cash and cash equivalents balances. The Company maintains the majority of these balances at a Global Systemically Important Bank, as designated by the Financial Stability Board. The Company has cash equivalents that are invested in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies. The Company has not experienced any credit loss relating to its cash and cash equivalents.

The Company believes that credit risks associated with its customers and contractual partners are not significant and has not recorded an allowance for credit loss as of December 31, 2025.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, including certificates of deposit (“CDs”) purchased with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash deposits are held with financial institutions with investment-grade ratings in the U.S. Cash deposits typically exceed federally insured limits. As of December 31, 2025 and 2024, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investments in money market funds.

Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. As of December 31, 2025 and 2024, the Company classified $0.2 million in funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of the Company’s headquarters lease, and $0.1 million in cash balances held as collateral for the Company’s employee credit card program as restricted cash. As of December 31, 2024, the Company classified $50.0 million as stipulated under the Purchase Agreement as restricted cash. The Purchase Agreement was terminated during the year ended December 31, 2025. See Note 7, Revenue Interest Purchase Agreement for further details.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows as of December 31, 2025 and 2024.

	As of December 31,
($ in thousands)	2025	2024
Cash and cash equivalents	$50,497	$44,937
Restricted cash included in prepaid expenses and other current assets	144	144
Restricted cash included in long-term assets	209	50,209
Total cash, cash equivalents and restricted cash	$50,850	$95,290

Revenue Interest Liability

On May 12, 2023, Humacyte, Inc. and Global entered into the Purchase Agreement (as defined in Note 1) with the Purchasers and another affiliate of Oberland, as agent for the Purchasers. The revenue interest liability associated with the Purchase Agreement was presented net of a debt discount comprised of issuance costs, transaction costs, the fair value of a

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

freestanding option agreement related to the Purchase Agreement, and the fair value of embedded derivatives requiring bifurcation on the consolidated balance sheets. The Company imputed interest expense associated with this liability.

On December 15, 2025, the Company entered into a payoff letter with the Purchasers and the Purchasers’ Agent pursuant to which the Purchase Agreement and the Option Agreement were terminated in their entirety. As consideration for the termination of these agreements and the satisfaction of all obligations thereunder, the Company paid $38.0 million in cash and issued 5,725,190 shares of Common Stock to the Purchasers. The shares were measured at their fair value of $7.5 million, based on the closing market price of the Company's common stock on the settlement date, which was included as a component of the loss on extinguishment of debt on the consolidated statements of operations and comprehensive loss. The shares issued to the Purchasers in connection with the payoff are discussed in more detail in Note 10. The cash payment was funded with proceeds from a senior secured term loan facility with Avenue Venture Opportunities Fund II, L.P. (see Note 8, Debt). Pursuant to the Loan Agreement, as defined in Note 8, the proceeds of the Term Loan Facility, as defined in Note 8, were required to be used to repay outstanding indebtedness under the Purchase Agreement and for other general corporate purposes. The funding of the first tranche of the Term Loan Facility was conditioned upon delivery of a payoff letter with respect to all indebtedness outstanding under the Purchase Agreement and evidence that the liens securing such indebtedness would be released. The extinguishment of the Purchase Agreement was accounted for as a debt extinguishment under ASC 470-50. The termination of the Purchase Agreement released all liens and security interests previously granted to the Purchasers and their agent and relieved the Company of any further obligations to the Purchasers. See Note 7 for further details.

Derivative Liabilities

The Company evaluates debt instruments and other hybrid contracts for embedded features that may be required to be separated and accounted for as derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), and, when applicable, ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

In evaluating whether an embedded equity-linked feature qualifies for a derivative scope exception, the Company considers the guidance in ASC 815-40, “Contracts on an Entity’s Own Equity” (“ASC 815-40”), including whether the feature is indexed to the Company’s own stock and meets the related equity classification conditions.

When the Company concludes that an embedded conversion feature must be bifurcated, the Company records the bifurcated embedded feature as a derivative liability at fair value on the issuance date (or modification date, as applicable). The host debt instrument is accounted for under the applicable debt guidance, with the proceeds allocated between the host and the bifurcated derivative, which generally results in a debt discount that is amortized to interest expense over the term of the related debt using the effective interest method.

The derivative liability is subsequently remeasured to fair value at each reporting date, with changes in fair value recognized in earnings within Change in fair value of derivatives in other income (expense), net. The Company estimates fair value using valuation techniques appropriate to the terms of the instrument, which may include option-pricing models, such as Black-Scholes option pricing model, that require highly volatile assumptions and data inputs, including the Company’s common stock price, expected volatility, expected term, risk-free interest rate, and expected dividend yield.

The Company performs its embedded derivative assessment at contract inception and upon modification and also evaluates, each reporting period, whether changes in facts and circumstances affect the accounting for, classification of, or required disclosures related to derivative liabilities.

Contingent Derivative Liability

The Put Option under the Purchase Agreement, as defined in Note 7, exercisable by the Purchasers upon certain contingent events, was determined to be an embedded derivative requiring bifurcation and separately accounted for as a single compound derivative instrument (the “Contingent derivative liability”). In connection with the termination of the Purchase Agreement in December 2025, the embedded derivative was extinguished and derecognized. See Note 7 for further details.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Agreement Conversion Derivative Liability

On December 15, 2025, the Company entered into the Loan Agreement (as defined in Note 8), providing for the Term Loan Facility (as defined in Note 8) of up to $77.5 million in aggregate. Under the Loan Agreement the Lenders (as defined in Note 8), may convert up to $2.5 million of outstanding principal into shares of the Common Stock at a contractually specified price, subject to ownership limitations and customary conditions. The Company evaluated the conversion feature in accordance with ASC 815 and concluded that it does not qualify for the scope exception for contracts indexed to the Company’s own equity. Certain provisions, including those that affect the economics of settlement upon a change in control, result in outcomes that are not consistent with the settlement of a fixed-for-fixed equity instrument. Accordingly, the conversion feature is bifurcated from the host debt and accounted for as a derivative liability at fair value, with subsequent changes in fair value recognized in earnings. At issuance, the Company recognized the bifurcated conversion feature as a derivative liability (the “Loan Agreement conversion derivative liability”), with a corresponding debt discount recorded against the carrying amount of the related term loan. See Note 10 for additional information.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period without consideration of potentially dilutive shares of Common Stock. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. As the Company has incurred losses for the years ended December 31, 2025 and 2024, basic and diluted net loss per share is the same for each period.

The following potential shares of Common Stock were excluded from the computation of diluted net loss per share for each period because including them would have had an antidilutive effect:

	Year Ended December 31,
	2025	2024
Exercise of options under stock plan	18,004,681	12,274,139
Exercise of RSUs under stock plan	1,985,390	—
Warrants to purchase Common Stock	42,569,928	14,079,314
Conversion shares issuable under the Loan Agreement	2,500,000	—
Exercise of option by underwriters	308,219	—

The 15,000,000 Contingent Earnout Shares (defined below) are excluded from the anti-dilutive table for all periods presented, as such shares are contingently issuable until the share price of the Company exceeds specified thresholds that have not yet been achieved, or upon the occurrence of a change in control. The Option Agreement, as defined in Note 7, was excluded from the anti-dilutive table for the year ended December 31, 2024, based on the Company’s assumption that the Option Agreement would not be exercised unless the Company’s stock price exceeded $7.50 per share, the minimum purchase price under the Option Agreement. In connection with the termination of the Purchase Agreement in December 2025, the Option Agreement was terminated in its entirety, and as a result, was excluded from the anti-dilutive table for the year ended December 31, 2025. See Note 7 for further details.

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

•
Level 1 — Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•
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

Impairment of Long-Lived Assets

The Company reviews the carrying value of property and equipment for indicators of possible impairment whenever events and circumstances indicate that the carrying value of an asset or asset group may not be recoverable from the estimated future net undiscounted cash flows expected to result from its use and eventual disposition. In cases where estimated future net undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, during the years ended December 31, 2025 and 2024, respectively, the Company concluded there were no such events or changes in circumstances requiring review of the carrying amount of the Company’s long-lived assets and there was no impairment during the years ended December 31, 2025 and 2024.

Income Taxes

Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements. A valuation allowance is recorded, if necessary, to reduce net deferred tax assets to their realizable values if management does not believe it is more likely than not that the net deferred tax assets will be realized. As of December 31, 2025 and 2024, the Company has recorded a full valuation allowance against its deferred tax assets.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has analyzed its filing positions in all significant Federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. As of December 31, 2025 and 2024, the Company has determined that no uncertain tax positions would have a material impact on the financials statements of the Company. The Company is no longer subject to Federal, state, and local tax examinations by tax authorities for years before 2021 although carry-forward attributes that were generated prior to 2021 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

As of December 31, 2025 and 2024, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts had been recognized in the Company’s statements of operations and comprehensive loss.

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

•
salaries and related overhead expenses for personnel in research and development functions, including stock-based compensation and benefits;
•
fees paid to CROs and consultants, including in connection with clinical trials, and other related clinical trial fees, such as for clinical site fees and investigator grants related to patient screening and treatment, conduct of clinical trials, laboratory work and statistical compilation and analysis;
•
allocation of facility lease and maintenance costs;
•
depreciation of leasehold improvements, laboratory equipment and computers;
•
costs related to purchasing raw materials for and producing product candidates for clinical trials;
•
costs related to compliance with regulatory requirements;

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
costs related to the manufacturing scale-out initiative; and
•
license fees related to in-licensed technologies.

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees in accordance with ASC 718, Compensation - Stock Compensation. Stock-based awards are measured at the grant date based on the award’s fair value and recognized as compensation expense over the requisite service period, which is generally the vesting period.

For awards with graded vesting schedules, the Company recognized compensation expense on a straight-line basis over the requisite period for each separately vesting tranche. For awards with performance-based vesting conditions, compensation expense is recognized over the requisite service period using the accelerated attribution method to the extent achievement of the performance-based condition is probable. The Company does not recognize compensation expense related to awards with performance-based vesting conditions until it is probable that the performance-based vesting condition will be achieved. Forfeitures are accounted for as they occur.

Stock Options

The Company recognizes stock-based compensation expense of stock options based on the grant-date fair value of the awards estimated using the Black-Scholes option-pricing model. Option valuation models, including the Black-Scholes option-pricing model, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, the expected term of the award, and the fair value of the underlying Common Stock on the date of grant. Forfeitures are accounted for as they occur.

Restricted Stock Units (“RSUs”)

The fair value of RSUs is measured on the grant date based on the closing market price of Common Stock on the grant date. Compensation cost related to RSUs is recognized on a straight-line basis over the requisite service period and is adjusted for forfeitures as they occur.

Common Stock Warrants

The Company evaluates warrants and other freestanding equity-linked financial instruments to determine the appropriate classification as equity or liabilities in accordance with the guidance ASC 480 and ASC 815. In performing this assessment, the Company considers, among other factors, whether the warrant is a freestanding financial instrument, whether the warrant is required to be classified as a liability under ASC 480, and whether the warrant qualifies for the scope exception from derivative accounting for contracts on an entity’s own equity under ASC 815, including whether the warrant is indexed to the Company’s common stock and meets the related equity classification conditions. This assessment requires the use of judgment and is performed at the time of issuance, upon modification, and at the end of each reporting period while warrants remain outstanding.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity-classified warrants are classified in stockholders’ equity and are initially recorded at fair value at the issuance date or at the modification date, as applicable. Equity-classified warrants are not subsequently remeasured, unless the warrants are modified and such modification results in reclassification or other accounting consequences.

Warrants that do not meet all criteria for equity classification are recorded as warrant liabilities on the consolidated balance sheets at fair value on the issuance date. Warrant liabilities are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings in the consolidated statements of operations and comprehensive loss.

The fair value of warrant liabilities is estimated using valuation techniques that are appropriate to the terms of the instruments, which may include option-pricing models, such as Black-Scholes option pricing model, that require highly volatile assumptions and data inputs, including the Company’s common stock price, expected volatility, expected term, risk-free interest rate, and expected dividend yield. Warrant liabilities are classified as Level 3 in the fair value hierarchy due to unobservable inputs. See Note 10, Stockholders’ Equity (Deficit) and Warrants for more details on the Company's outstanding warrants.

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

The estimated fair value of the Contingent Earnout Liability was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over a 10-year period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the expected volatility and expected term, as well as certain data inputs, including the Common Stock price, risk-free interest rate, and expected dividend yield.

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

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In calculating the right-of-use assets and lease liabilities, the Company has elected to combine lease and non-lease components for all asset classes. The Company excludes short-term leases, if any, having initial terms of 12 months or less from the guidance under ASC 842 as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

During the third quarter of 2025, the Company executed an amendment to its lease agreements that extended the lease term and modified key financial terms, including rent and related provisions. The amendment also resulted in a remeasurement of the related lease liability and right-of-use asset as of September 30, 2025, using the Company’s incremental borrowing rate at that date. See Note 9, Leases for additional details regarding the amendment and its impact to the condensed consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures” (“ASU 2023-09”). The FASB issued this update to improve the transparency and comparability of income tax disclosures, including requiring consistent categories and greater disaggregation of information in the rate reconciliation and further disaggregation of income taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15, 2024, with early adoption permitted. Entities should apply the amendments prospectively, with retrospective application permitted. The Company adopted ASU 2023-09 in the fourth quarter of the fiscal year 2025 on a prospective basis. The adoption of this ASU had no impact on the Company’s financial position, results of operations, or cash flows. Refer to Note 12, Income Taxes for updated disclosures following the adoption.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures” (Subtopic 220-40), “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). In January 2025, the FASB issued ASU No. 2025-01, “Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures” (Subtopic 220-40), “Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires additional disclosure about the nature and amounts of expenses included in certain expense captions presented on the income statement to enhance the transparency of the relevant expense captions. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities may elect to apply the amendments either prospectively or retrospectively. The Company is currently evaluating the impact the adoption of ASU 2024-03 may have on the Company’s consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU No. 2025-10, ”Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), to provide guidance on how business entities should recognize, measure, and present government grants received. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. Early adoption is permitted, and the amendments may be applied using a modified prospective, modified retrospective, or full retrospective adoption. The Company is currently evaluating the impact the adoption of ASU 2025-10 may have on the Company’s consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU No. 2025-11, ”Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on the Company’s consolidated financial statements and disclosures.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$43,887	$—	$—	$43,887
Common Stock Purchase Agreement derivative asset	—	672	—	672
Total financial assets	$43,887	$672	$—	$44,559
Liabilities:
Contingent Earnout Liability	$—	$—	$11,492	$11,492
Private Placement Warrants liability	—	—	15	15
October 2024 RDO Warrants liability	—	—	862	862
November 2024 RDO Warrants liability	—	—	437	437
October 2025 RDO Warrants liability	—	—	16,356	16,356
Loan Agreement Warrants liability	—	—	1,722	1,722
Loan Agreement conversion derivative liability	—	—	850	850
JDRF Agreement derivative liability	—	—	216	216
Total financial liabilities	$—	$—	$31,950	$31,950

	Fair Value Measured as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$32,044	$—	$—	$32,044
Common Stock Purchase Agreement derivative asset	—	672	—	672
Total financial assets	$32,044	$672	$—	$32,716
Liabilities:
Contingent Earnout Liability	$—	$—	$70,961	$70,961
Contingent derivative liability	—	—	2,415	2,415
Private Placement Warrants liability	—	—	385	385
October 2024 RDO Warrants liability	—	—	12,437	12,437
November 2024 RDO Warrants liability	—	—	6,432	6,432
Option Agreement liability	—	—	64	64
JDRF Agreement derivative liability	—	—	121	121
Total financial liabilities	$—	$—	$92,815	$92,815

The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying values of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities as of December 31, 2025 and 2024 approximated their fair values due to the short-term nature of these items.

The fair value of the Contingent Earnout Liability, Contingent derivative liability related to the Put Option (as defined in Note 7 and discussed below), Private Placement Warrants liability, liabilities associated with the Registered Direct Offering Warrants (as defined in Note 10), Option Agreement liability (as defined in Note 7), the derivative liability associated with the JDRF Agreement Disposition Payment, Loan Agreement Warrants liability (as defined in Note 10), and Loan Agreement conversion derivative liability are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair values of the Private Placement Warrants liability, Loan Agreement Warrants liability, and the liabilities associated with the Registered Direct Offering Warrants are included in common stock warrant liabilities on the

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheets. The fair values of the Option Agreement liability, the Loan Agreement conversion derivative liability, and the derivative liability associated with the JDRF Agreement Disposition Payment are included in other long-term liabilities on the consolidated balance sheets.

Common Stock Purchase Agreement

The Company evaluated the Common Stock Purchase Agreement and determined that the agreement should be accounted for in accordance with ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity.” Accordingly, the Company recorded a derivative asset with an initial fair value based on the 115,705 shares of Common Stock issued to Lincoln Park as consideration for its irrevocable commitment to purchase up to $50.0 million in shares of Common Stock. The initial fair value of $0.7 million was based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share, and the derivative asset is reported as a component of long-term assets on the consolidated balance sheets. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of Common Stock, the quantity and purchase price of the shares purchased by Lincoln Park during the reporting period and the unused capacity under the Common Stock Purchase Agreement. The Common Stock Purchase Agreement is subsequently remeasured at each reporting date with changes in fair value recorded within Change in fair value of derivatives in the consolidated statements of operations and comprehensive loss. Changes in the fair value of the derivative asset during the period were not significant, and the fair value of the Commitment Shares was $0.7 million as of both December 31, 2025 and December 31, 2024.

Contingent Earnout Liability

The following table presents a summary of the changes in the fair value of the Contingent Earnout Liability:

	Contingent Earnout Liability
	Year Ended December 31,
($ in thousands)	2025	2024
Fair value as of beginning of period	$(70,961)	$(37,916)
Change in fair value included in other income (expense), net	59,469	(33,045)
Fair value as of end of period	$(11,492)	$(70,961)

In determining the fair value of the Contingent Earnout Liability, the Company used the Monte Carlo simulation value model using a distribution of potential outcomes on a monthly basis over a 10-year period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the expected volatility and expected term, as well as certain data inputs, including the Company’s common stock price, risk-free interest rate, and expected dividend yield (see Note 10). Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

Contingent Derivative Liability

The debt pursuant to the Purchase Agreement, as defined in Note 1, contained an embedded derivative related to the Put Option, as defined in Note 7, requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” methodology. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at issuance and each subsequent reporting period.

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

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2025, the Purchase Agreement, including the embedded Put Option, was terminated in connection with the extinguishment of the Purchase Agreement (as defined in Note 1), and the Contingent derivative liability was derecognized. Prior to termination, the Contingent derivative liability was measured at fair value, with changes in fair value recognized in other income (expense) in the consolidated statements of operations and comprehensive loss and classified within Change in fair value of derivatives.

The discount rates used in the final fair value measurement prior to termination were 12.6% for the present value of the revenue forecast and 12.2% for the present value of the payoff of the Put Option. As of December 31, 2024, the discount rates used to calculate the value of the Contingent derivative liability were 14.2% to calculate the present value of the revenue forecast and 11.8% to calculate the present value of the payoff of the Put Option.

The following table presents a summary of the changes in the fair value of the Contingent derivative liability:

	Contingent Derivative Liability
	Year Ended December 31,
($ in thousands)	2025	2024
Fair value as of beginning of period	$(2,415)	$(2,636)
Fair value of embedded derivative upon issuance of debt	—	(1,552)
Change in fair value included in other income (expense), net	2,126	1,773
Settlement of Contingent derivative liability(a)	289	—
Fair value as of end of period	$—	$(2,415)

_______________________

(a) Contingent derivative liability was extinguished in connection with the termination of the Purchase Agreement in December 2025.

Registered Direct Offering Warrants Liabilities

In determining the fair values of the Registered Direct Offering Warrants liabilities, the Company used the Black-Scholes valuation model to estimate fair value utilizing significant assumptions for expected volatility and expected term and data inputs including the current Common Stock price, risk-free rate, and expected dividend yield (see Note 10, Stockholders’ Equity (Deficit) and Warrants).

The following tables present a summary of the changes in the fair values of the Registered Direct Offering Warrants liabilities:

	Year Ended December 31, 2025
($ in thousands)	October 2024 RDO Warrants	November 2024 RDO Warrants	October 2025 RDO Warrants
Fair value as of beginning of period	$(12,437)	$(6,432)	$—
Issuances	—	—	(34,245)
Change in fair value included in other income (expense), net	11,575	5,995	17,889
Fair value as of end of period	$(862)	$(437)	$(16,356)

	Year Ended December 31, 2024
($ in thousands)	October 2024 RDO Warrants	November 2024 RDO Warrants
Fair value as of beginning of period	$—	$—
Issuances	(15,249)	(6,132)
Change in fair value included in other income (expense), net	2,812	(300)
Fair value as of end of period	$(12,437)	$(6,432)

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private Placement Warrants Liability

In determining the fair value of the Private Placement Warrants liability, the Company used the Black-Scholes valuation model to estimate fair value utilizing significant assumptions for expected volatility and expected term and data inputs including the current Common Stock price, risk-free rate, and expected dividend yield (see Note 10).

The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability:

	Private Placement Warrants
	Year Ended December 31,
($ in thousands)	2025	2024
Fair value as of beginning of period	$(385)	$(78)
Change in fair value included in other income (expense), net	370	(307)
Fair value as of end of period	$(15)	$(385)

Loan Agreement Warrants Liability

In determining the fair value of the Loan Agreement Warrants liability (as defined in Note 10), the Company used the Black-Scholes valuation model to estimate fair value utilizing significant assumptions for expected volatility and expected term and data inputs including the current Common Stock price, risk-free rate, and expected dividend yield (see Note 10).

The following table presents a summary of the changes in the fair value of the Loan Agreement Warrants liability:

Loan Agreement Warrants Liability
($ in thousands)	Year Ended December 31, 2025
Fair value as of beginning of period	$—
Fair value upon issuance	(2,221)
Change in fair value included in other income (expense), net	499
Fair value as of end of period	(1,722)

Loan Agreement Conversion Derivative Liability

In determining the fair value of the Loan Agreement conversion derivative liability, the Company used the Black-Scholes valuation model to estimate fair value utilizing significant assumptions for expected volatility and expected term and data inputs including the current Common Stock price, risk-free rate, and expected dividend yield (see Note 10).

The following table presents a summary of the changes in the fair value of the Loan Agreement conversion derivative liability:

Loan Agreement Conversion Derivative Liability
($ in thousands)	Year Ended December 31, 2025
Fair value as of beginning of period	$—
Fair value of embedded derivative upon issuance of debt	(1,115)
Change in fair value included in other income (expense), net	265
Fair value as of end of period	(850)

4. Inventory

As of December 31, 2025, the Company capitalized costs of $22.5 million associated with the manufacturing of Symvess following the regulatory approval and the Company’s determination that subsequent commercialization and future economic benefit from the sales of Symvess was probable. No inventory was capitalized as of December 31, 2024.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2025, the Company recorded an inventory reserve of $8.9 million to reduce certain inventory balances to their estimated net realizable value. The reserve reflects management’s assessment of forecasted demand, expected product shelf life, and other commercialization-related factors associated with the commercial launch of Symvess.

Inventory is stated at the lower of cost or net realizable value and consisted of the following:

	As of December 31,
($ in thousands)	2025	2024
Raw materials	$5,823	$—
Work in progress	6,541	—
Finished goods	10,122	—
Total inventory	22,486	—
Less: inventory reserve	(8,897)	—
Inventory, net	$13,589	$—

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
($ in thousands)	2025	2024
Scientific and manufacturing equipment	$29,715	$29,059
Computer equipment	104	100
Software	1,024	1,024
Furniture and fixtures	1,066	1,066
Leasehold improvements	27,967	27,901
Total property and equipment	59,876	59,150
Less: accumulated depreciation	(41,332)	(36,087)
Property and equipment, net	$18,544	$23,063

Depreciation expense totaled $5.3 million and $5.1 million for the years ended December 31, 2025 and 2024, respectively. All long-lived assets are maintained in the United States.

6. Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
($ in thousands)	2025	2024
Accrued external research, development and manufacturing costs	$3,154	$4,889
Accrued employee compensation and benefits	6,633	6,242
Accrued professional fees	568	293
Accrued royalties	185	0
Total	$10,540	$11,424

7. Revenue Interest Purchase Agreement

Revenue Interest Purchase Agreement

On May 12, 2023, the Company and Global entered into the Purchase Agreement with the Purchasers, and another affiliate of Oberland, as agent for the Purchasers, to obtain financing with respect to the further development and

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The FDA granted full approval for the Company’s BLA on December 19, 2024, and the Company elected not to draw the additional $40.0 million that became available under the Purchase Agreement. As of December 31, 2024, the Company was not entitled to draw on any further installments under the Purchase Agreement. On September 17, 2025, the Company and Global entered into the Purchase Agreement Amendment, which modified certain terms of the agreement and the Company made a partial call payment of $50.0 million to the Purchasers. The Company analyzed the changes to the agreement and concluded the amendment resulted in a modification for accounting purposes.

Pursuant to the Purchase Agreement, the Revenue Interests entitled the Purchasers to receive a royalty initially equal to 7.5% (the “Rate”) of global net sales of the Company’s products (subject to a lower rate for net sales by specified licensees outside the United States), to be paid on a calendar quarterly basis (the “Revenue Interest Payments”).

Had the Purchasers not received cumulative Revenue Interest Payments equal to 100% of the amount funded to date (the “Cumulative Purchaser Payments”) by the last business day of 2028 (the “Test Date”), the Rate would have increased to a rate that, had such increased rate applied during the period from May 12, 2023 through the Test Date, would have provided the Purchasers with cumulative Revenue Interest Payments equal to the Cumulative Purchaser Payments as of the Test Date. Additionally, Global would have been required to pay the Purchasers an amount equal to 100% of the Cumulative Purchaser Payments as of the Test Date, less the total Revenue Interest Payments that Global had made to the Purchasers under the Purchase Agreement as of the Test Date. Global’s obligation to make Revenue Interest Payments would have terminated on the date on which the Purchasers had received Revenue Interest Payments of 150% of the Cumulative Purchaser Payments, unless the Purchase Agreement had been terminated earlier due to the Purchaser’s exercise of a Put Option, the Company’s exercise of a Call Option, or by mutual consent. However, if the Purchasers had not received such Revenue Interest Payments as of the Test Date, the Purchase Agreement would instead have terminated on the date on which the Purchasers had received Revenue Interest Payments of 195% of the Cumulative Purchaser Payments.

Under the Purchase Agreement, Global had an option (the “Call Option”) to repurchase the Revenue Interests and terminate the Purchase Agreement at any time upon advance written notice. Additionally, the Purchasers had an option (the “Put Option”) to terminate the Purchase Agreement and to require Global to repurchase the Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect or a change of control. Pursuant to the Purchase Agreement Amendment, if (i) the Put Option had been exercised by May 12, 2026, or (ii) the Call Option had been exercised on or prior to May 12, 2026, then in each case, the required repurchase price would have been 175% of the Cumulative Purchaser Payments, minus the aggregate Revenue Interest Payments Global had made to the Purchasers as of such date and the amount of the Purchase Agreement Amendment Payment. If a Put Option or Call Option had been exercised after May 12, 2026, the required repurchase price would have been 195% of the Cumulative Purchaser Payments, subject to the same deductions and conditions described above. Additionally, the Company was permitted, at its option, to exercise its Call Option at a discounted repurchase price of $95.5 million, subject to the same deductions and conditions described above, so long as it was exercised on or prior to December 31, 2025, and up to $7.5 million of that amount was permitted to be satisfied through the issuance of the Common Stock, subject to the satisfaction of certain conditions.

The Purchase Agreement contained customary representations and warranties and affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the Purchaser, notice to the Purchaser upon the occurrence of certain material events, and compliance with applicable laws. The Purchase Agreement also contained customary negative covenants, including certain restrictions on the ability to incur indebtedness and grant liens or security

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interests on assets. On February 18, 2024, the Company reached an agreement with the Purchasers and the Agent to waive certain breaches related to, and extend the deadline for certain post-closing obligations under, the Purchase Agreement, including the requirement for the Company to deliver a leasehold mortgage in favor of the Agent over the Company’s headquarters. On May 8, 2024, the Company agreed with the Purchasers to amend the Purchase Agreement, the effect of which was to remove requirements related to the leasehold mortgage. In exchange for the removal of these requirements, the Company funded an account in an amount of $54.0 million on August 14, 2024, over which the Agent had certain consent and other rights to $50.0 million of the funds. In connection with the Purchase Agreement Amendment, the Company made the Purchase Agreement Amendment Payment of $50.0 million, funded from the restricted cash previously maintained for the benefit of the Agent. As a result of the Purchase Agreement Amendment Payment, the Company was no longer obligated to maintain $50.0 million of restricted cash in an account for the benefit of the Agent unless the Purchase Agreement had not been repaid in full by December 31, 2025, at which point the Company would have been required to maintain $12.5 million in such account. As of December 31, 2025 and December 31, 2024, $0 and $50.0 million, respectively, were classified as restricted cash on the accompanying consolidated balance sheets.

The Company agreed to guarantee the payment in full of the obligations under the Purchase Agreement. The Company’s obligations under the parent company guaranty and Global’s obligations under the Purchase Agreement and the Revenue Interests were secured by a perfected security interest on substantially all of the Company’s and its subsidiaries’ assets.

The Purchase Agreement was considered a sale of future revenues and was accounted for as long-term debt recorded at amortized cost.

The Company recorded a revenue interest liability related to the Purchase Agreement on the accompanying consolidated balance sheets on the date the Company entered into the Purchase Agreement, net of a debt discount comprised of $2.1 million issuance costs and transaction costs, $0.1 million fair value allocated to the Option Agreement, defined below, and $2.4 million initial fair value of the bifurcated embedded derivative liability related to the Put Option, defined below. The revenue interest liability was based on the Company’s contractual repayment obligation to the Purchasers, determined using current estimates of future revenues, over the life of the Purchase Agreement. The Company imputed interest expense associated with this liability.

As of December 31, 2024, $64.2 million was recorded as a revenue interest liability, of which $0.9 million was included in other current liabilities on the consolidated balance sheet. The Company recorded $8.7 million and $7.7 million in interest expense related to the Purchase Agreement for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2024, in connection with the Purchase Agreement, the Company incurred and paid $0.5 million of transaction costs, which were capitalized as a debt discount and amortized to interest expense.

Revenue Interest Payments made as a result of the Company’s net product sales reduced the revenue interest liability. During the years ended December 31, 2025, the Company made $0.1 million of Revenue Interest Payments. During the year ended December 31, 2024, there were no such payments.

On December 15, 2025, the Company entered into a payoff letter with the Purchasers and the Purchasers’ Agent pursuant to which the Purchase Agreement and the Option Agreement were terminated in their entirety. As consideration for the termination of these agreements and the satisfaction of all obligations thereunder, the Company paid $38.0 million in cash and issued 5,725,190 shares of Common Stock to the Purchasers. The shares were measured at their fair value of $7.5 million, based on the closing market price of the Company's common stock on the settlement date, which was included as a component of the loss on extinguishment of debt on the consolidated statements of operations and comprehensive loss. The cash payment was funded with proceeds from a senior secured term loan facility with Avenue Venture Opportunities Fund II, L.P. (see Note 8, Debt). Pursuant to the Loan Agreement, as defined in Note 8, the proceeds of the Term Loan Facility, as defined in Note 8, were required to be used to repay outstanding indebtedness under the Purchase Agreement and for other general corporate purposes. The funding of the first tranche of the Term Loan Facility was conditioned upon delivery of a payoff letter with respect to all indebtedness outstanding under the Purchase Agreement and evidence that the liens securing such indebtedness would be released. The extinguishment of the Purchase Agreement was accounted for as a debt extinguishment under ASC 470-50. The termination of the Purchase Agreement released all liens and security interests previously granted to the Purchasers and their agent and relieved

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company of any further obligations to the Purchasers. The shares issued to the Purchasers in connection with the payoff are discussed in more detail in Note 10.

The Company derecognized the revenue interest liability, the embedded derivative liability related to the Put Option and the Option Agreement liability upon closing of the payoff letter. The difference between the carrying amount of the derecognized liabilities and the fair value of the consideration transferred resulted in a $22.3 million loss on extinguishment of debt, which is included in Other income (expense), net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

The following table summarizes the revenue interest liability activity during the year ended December 31, 2025:

($ in thousands)
Revenue interest liability at December 31, 2024	$64,239
Interest expense recognized	8,743
Revenue interest payments	(45)
Partial call payment under Purchase Agreement Amendment	(50,000)
Settlement of the Purchase Agreement	(22,937)
Revenue interest liability at December 31, 2025	$—

Embedded Derivative Liability

The Put Option under the Purchase Agreement, exercisable by the Purchasers upon certain contingent events, was determined to be an embedded derivative requiring bifurcation and separately accounted for as a single compound derivative instrument, or the Contingent derivative liability. At May 12, 2023, the Company recorded the initial fair value of the Contingent derivative liability of $2.4 million as a debt discount. On March 11, 2024, upon the issuance of the second installment of the Purchase Agreement of $20.0 million, the Company estimated the fair value of the embedded derivative and recorded a $1.6 million increase in fair value as a debt discount. The debt discount was amortized to interest expense. In connection with the termination of the Purchase Agreement in December 2025, the embedded derivative was extinguished and derecognized. See Note 3, Fair Value Measurements for a further discussion of the fair value of the Contingent derivative liability associated with the Put Option.

Option Agreement

In connection with the Purchase Agreement, the Company also entered into an option agreement with TPC Investments III LP and TPC Investment Solutions LP (the “Option Agreement”), which gave TPC Investments III LP and TPC Investment Solutions LP (the “Holders”) the right to purchase, in the aggregate, up to $10.0 million worth of shares of Common Stock (the “Option”) at a purchase price per share equal to the greater of $7.50, or the 15 day volume-weighted average price as of the exercise date, exercisable in cash only at any time prior to the earlier of (i) December 31, 2026 and (ii) the closing date of a corporate reorganization. The Holders also received certain registration rights relating to the shares underlying the Option pursuant to the Option Agreement. The Holders purchased $1,950,000 shares of Common Stock in the Offering, as defined in Note 10, and as of December 31, 2024, the Holders had the right to purchase up to $8,050,000 of shares of Common Stock under the Option Agreement. As of December 31, 2025, the Option Agreement was no longer in effect and no right to purchase Common Stock remained outstanding.

The Option granted to the Holders represented a freestanding instrument separate from the Purchasers' commitments outlined in the Purchase Agreement. The Option Agreement did not qualify for the equity contract scope exception under ASC 815-40 and the Company recorded the Option as a liability (“Option Agreement liability”) on the consolidated balance sheet at an initial fair value of $55 thousand, and subsequent changes in the fair value were recognized in the consolidated statements of operations and comprehensive loss at each reporting date. In connection with the termination of the Purchase Agreement in December 2025, the Option Agreement was terminated. The fair value of the Option Agreement liability as of December 31, 2024 was $64 thousand.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Debt

On December 15, 2025, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Avenue Venture Opportunities Fund II, L.P. and its affiliates (the “Lenders”), as administrative agent and collateral agent, providing for a senior secured term loan facility (the “Term Loan Facility”) of up to $77.5 million in the aggregate that matures on December 1, 2029. At closing, the Company drew $40.0 million under the first tranche of the Term Loan Facility, the proceeds of which were used primarily to repay the outstanding liabilities under the Purchase Agreement, as discussed in Note 7. Additional tranches of up to $12.5 million and $25.0 million may be made available in the future, at the discretion of the Lenders, upon the satisfaction of specified revenue, regulatory approval, and liquidity conditions. The Company is not obligated to draw any additional amounts.

Borrowings under the Term Loan Facility bear interest at a rate equal to the greater of 11.50% or the Wall Street Journal Prime Rate plus 4.50%. Interest-only payments are due monthly beginning in January 2026. As of December 31, 2025, the carrying value of the Term Loan Facility approximated its fair value. The Company entered into the Term Loan Facility in mid-December 2025, and its stated interest rate of 11.50% was consistent with market terms for similar debt instruments as of year end.

The Company is not required to make principal payments until December 1, 2027, or December 1, 2028 if the second tranche is funded. Beginning on that date, principal will be repaid in equal monthly installments through the maturity date.

The Term Loan Facility includes a contractual final payment fee of $2.4 million due at maturity, which is recognized as additional interest cost and is accreted to the Term Loan balance using the effective interest method over the contractual term of the Term Loan. Accretion of the final payment fee, together with amortization of debt discounts and debt issuance costs, is included in interest expense.

The Term Loan Facility is secured by substantially all of the assets of the Company and certain of its subsidiaries and is subject to customary affirmative and negative covenants.

In connection with the entry into the Term Loan Facility, the Company issued the Lenders warrants to purchase up to $5.0 million in Common Stock. In addition, the Lenders have the right, subject to certain conditions, to convert up to $2.5 million of outstanding principal into shares of Common Stock. See Note 10 for further details.

As of December 31, 2025, the Term Loan Facility is classified as long-term debt on the consolidated balance sheets and is recorded at amortized cost, net of unamortized debt discounts and issuance costs. The debt discounts were recorded upon issuance as a result of the initial recognition of (i) Lender warrants classified as a liability and (ii) a bifurcated conversion feature classified as a derivative liability, each discussed in Note 10.

Debt issuance costs and debt discounts are amortized to interest expense over the contractual term of the Term Loan Facility using the effective interest method. Changes in the fair value of the Lender warrants and the derivative liability are recognized in earnings in accordance with the accounting described in Note 10 and are not components of interest expense.

As of December 31, 2025, the carrying amount of the Term Loan Facility was as follows:

	As of December 31, 2025
($ in thousands)	Principal	Carrying Amount(a)
Term Loan Facility due 2029(b)	$40,000	$40,000
Less: unamortized debt issuance costs		(1,220)
Less: unamortized debt discounts		(3,336)
		$35,444

_____________________

(a) Principal payable in 24 consecutive monthly installments of $1.7 million beginning December 1, 2027, or December 1, 2028 if the second tranche is funded, with the final payment fee of $2.4 million due at maturity.

(b) Interest payable monthly beginning on January 1, 2026.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, the contractual maturities of long-term debt were as follows:

($ in thousands)	Maturities
2026	$—
2027	1,667
2028	20,000
2029(a)	20,696
Total	$42,363

_____________________

(a) Includes a contractual final payment of $2.4 million due at maturity.

9. Leases

On September 29, 2025, we executed a Sixth Amendment to our lease agreements. The amendment extends the non-cancelable term to March 31, 2037, resets base rent effective January 1, 2026 with 3% annual escalations thereafter, and provides two rent abatement periods (January 1, 2026, through March 31, 2026, and January 1, 2027, through March 31, 2027). Accounting for the amendment resulted in remeasurement of the lease liability and right-of-use asset as of September 30, 2025 using our incremental borrowing rate at that date.

As a result, during the year ended December 31, 2025, the Company recorded a net non-cash increase of $15.0 million to right-of-use assets and lease liabilities resulting from lease remeasurements associated with the lease modification.

As of December 31, 2025 and December 31, 2024, the Company had finance lease liabilities of $29.4 million and $16.5 million, respectively, and right-of-use assets of $29.1 million and $15.5 million, respectively. As of December 31, 2024, the Company had operating lease liabilities of $0.6 million, primarily included in other long-term liabilities with the remaining balance classified in other current liabilities, and related right-of-use assets of $0.6 million included in other long-term assets on the consolidated balance sheets. As of December 31, 2025, the Company had no operating lease liabilities or right-of-use assets on the condensed consolidated balance sheets.

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

The following summarizes quantitative information about the Company’s leases:

	Year Ended December 31,
($ in thousands)	2025	2024
Finance lease cost
Amortization of right-of-use assets	$2,017	$2,086
Interest on lease liabilities	1,624	1,523
Total finance lease cost	3,641	3,609
Operating lease cost	79	105
Total lease cost	$3,720	$3,714

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2025		Year Ended December 31, 2024
($ in thousands)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Operating cash flows from leases	$(1,624)	$(79)	$(1,523)	$(105)
Financing cash flows from leases	$(2,754)	$—	$(2,579)	$—
Weighted-average remaining lease term	9.90	n/a	3.74	4.25
Weighted-average discount rate	8.50%	—	8.50%	8.50%

As of December 31, 2025, the maturities of the Company’s lease liabilities were as follows:

($ in thousands)	Finance Leases
2026	$2,428
2027(a)	(301)
2028	2,500
2029	3,537
2030	3,643
Thereafter	49,358
Total	61,165
Less: present value discount	(31,763)
Lease liabilities	$29,402

________________________

(a) For the year ending 2027, the negative amount reflects a reimbursement from the lessor for tenant improvement costs. The reimbursement exceeds the scheduled lease payments for that period.

10. Stockholders’ Equity (Deficit) and Warrants

Public Offering

On February 29, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC and Cantor Fitzgerald & Co., as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in an underwritten offering (the “2024 Public Offering”) of 15,410,000 shares of Common Stock, which included a full exercise of the Underwriters’ option to purchase additional shares, at a price to the public of $3.00 per share. The net proceeds to the Company from the 2024 Public Offering were approximately $43.0 million after deducting underwriting discounts and commissions and offering expenses. The 2024 Public Offering closed on March 5, 2024.

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

Equity Line Financing

On September 24, 2024, the Company entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. The Company controls the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. In consideration for entering into the Common Stock Purchase Agreement, the

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company issued 115,705 shares of Common Stock (the “Commitment Shares”) to Lincoln Park. The Company did not receive any cash proceeds from the issuance of the Commitment Shares. The fair value of the Common Stock Purchase Agreement was measured on the issuance date based on the fair value of the Commitment Shares, which was the consideration given to Lincoln Park in exchange for entering into the agreement. The fair value of the Commitment Shares on the issuance date was determined to be $0.7 million based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share. The Company recognized the fair value of the Commitment Shares as a non-current asset as a component of other long-term assets on the consolidated balance sheets. The Common Stock Purchase Agreement is subsequently remeasured at each reporting date with changes in fair value recorded within Change in fair value of derivatives in the consolidated statements of operations and comprehensive loss. Through December 31, 2025, the Company has sold 500,000 shares to Lincoln Park for aggregate gross proceeds of $2.5 million, and the Company had $47.5 million in remaining availability for sales of Common Stock under the Common Stock Purchase Agreement as of December 31, 2025. During the year ended December 31, 2024, the Company incurred $0.2 million of transaction costs related to the Common Stock Purchase Agreement, consisting of legal and professional fees, which were expensed in the consolidated statements of operations and comprehensive loss. There were no purchases under the Common Stock Purchase Agreement during the fiscal year ended December 31, 2025.

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

On October 6, 2025, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased 28,436,018 shares of Common Stock and the October 2025 RDO Warrants to purchase up to 28,436,018 shares of Common Stock in the October 2025 Registered Direct Offering (the “October 2025 Registered Direct Offering”). The purchase price for one share of Common Stock and one October 2025 RDO Warrant was $2.11. The net proceeds to the Company from the October 2025 RDO Warrants were approximately $56.5 million after deducting placement agent’s fees and offering expenses of approximately $3.5 million. The October 2025 Registered Direct Offering closed on October 8, 2025. As of December 31, 2025, there were $0.2 million of unpaid transaction costs related to the October 2025 Registered Direct Offering included in accounts payable on the consolidated balance sheets.

On March 19, 2026, the Company entered into certain securities purchase agreements pursuant to which the Company agreed to issue and sell to certain investors in a registered direct offering 25,000,000 shares of the Common Stock at a price of $0.80 per share (the “March 2026 Registered Direct Offering”). The net proceeds to the Company from the March 2026 Registered Direct Offering were approximately $18,400,000, after deducting the placement agent’s fees and estimated expenses

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payable by the Company. The March 2026 Registered Direct Offering closed on March 20, 2026. See Note 16, Subsequent Events for additional information.

ATM Facilities

On September 1, 2022, the Company entered into a sales agreement with Jefferies LLC, acting as sales agent (the “Jefferies ATM Sales Agreement”) for the sale from time to time of up to $80.0 million of shares of Common Stock (the “Jefferies ATM Facility”). In December 2024, the Company sold an aggregate of 1,333,596 shares of Common Stock under the Jefferies ATM Facility at an average price of $5.26 per share for net proceeds of approximately $6.8 million. In the year ended December 31, 2025, the Company completed sales of shares under the Jefferies ATM Facility that provided net proceeds of approximately $10.0 million. On November 21, 2025, the Company delivered a notice to Jefferies LLC terminating the Jefferies ATM Sales Agreement, which termination became effective 10 days thereafter.

On December 16, 2025, the Company entered into a sales agreement with TD Cowen, acting as sales agent, or the TD Cowen ATM Facility, pursuant to which the Company may sell shares of Common Stock from time to time up to an aggregate offering price of $60.0 million. As of December 31, 2025, no shares had been sold under the TD Cowen ATM Facility. On March 19, 2026, the Company delivered written notice to TD Cowen, that it was suspending and terminating the prospectus, dated December 16, 2025 (the “ATM Prospectus”), relating to the sale of up to $60 million of Common Stock, that may be issued and sold pursuant to the Sales Agreement, dated as of December 16, 2025, by and between the Company and TD Cowen (the “Sales Agreement”). The Company will not make any further sales of its Common Stock pursuant to the Sales Agreement unless and until a new prospectus, prospectus supplement or registration statement is filed. Other than the suspension and termination of the ATM Prospectus, the Sales Agreement remains in full force and effect.

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

The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. As of December 31, 2025 and 2024, no dividends have been declared. The Loan Agreement limits the Company’s ability to pay cash dividends to the holders of Common Stock.

The holders of Common Stock are entitled to one vote for each share held with respect to all matters voted on by the common stockholders of the Company.

In the event of a reorganization of the Company, after payment to any preferred stockholders of their liquidation preferences, holders of Common Stock are entitled to share ratably in all remaining assets of the Company.

In December 2025, the Company issued 5,725,190 shares of Common Stock to affiliates of Oberland Capital Management LLC as partial consideration for the termination and extinguishment of the Purchase Agreement, as defined in Note 1. The shares were issued together with cash consideration and the payment of certain legal fees and satisfied all amounts owing under the Purchase Agreement, including the termination of the related Option Agreement. The shares were issued directly to the Purchase Agreement counterparties without a placement agent or underwriter, and the Company did not receive any cash proceeds from the issuance of Common Stock. The accounting for the Purchase Agreement extinguishment is described in Note 7.

The Company’s senior secured Term Loan Facility includes an equity-settled conversion feature that permits the Lenders, at their option, to convert up to $2.5 million of outstanding principal into shares of Common Stock at a price per share equal to 130% of the Warrant Price, which is the lower of (a) $1.28, and (b) the lowest effective sale price per share paid in cash by third party investors to the Company for its Common Stock, (the “Conversion Shares”). No shares had been issued pursuant to this

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conversion feature as of December 31, 2025. See Note 8, Debt for additional information.

As of December 31, 2025 and 2024, the Company had reserved Common Stock for future issuances as follows:

	December 31,
	2025	2024
Common Stock reserved for Contingent Earnout Shares	15,000,000	15,000,000
Common Stock reserved for the Common Stock Purchase Agreement	12,000,000	12,000,000
Common Stock reserved for Jefferies ATM Facility	—	18,666,404
Common Stock reserved for TD Cowen ATM Facility(b)	54,000,000	—
Common Stock reserved for Option Agreement(a)	—	1,073,333
Common stock reserved for Conversion Shares under the Loan Agreement	1,800,000	—
Exercise of options outstanding under stock plans	18,004,681	12,274,139
Vesting of RSUs outstanding under stock plans	1,985,390	—
Options available for issuance under stock plans	4,581,530	5,817,353
Shares available for grant under ESPP	—	1,030,033
Warrants to purchase Common Stock	42,569,928	14,079,314
	149,941,529	79,940,576

(a) The Option Agreement related to the Purchase Agreement was terminated in December 2025 with no further obligation for stock issuance remaining.

(b) On March 19, 2026, the Company delivered written notice to TD Cowen, that it was suspending and terminating the ATM Prospectus, relating to the sale of up to $60 million of Common Stock, that may be issued and sold pursuant to the Sales Agreement.

Preferred Stock

The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certificate of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were 20,000,000 shares designated as preferred stock and none were outstanding as of December 31, 2025 and 2024.

Warrants

The Company had the following Common Stock warrants outstanding as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Legacy Humacyte Common Stock Warrants	411,006	411,006
Private Placement Warrants	177,500	177,500
Public Warrants	5,000,000	5,000,000
October 2024 RDO Warrants	2,840,910	5,681,820
November 2024 RDO Warrants	1,404,494	2,808,988
October 2025 RDO Warrants	28,436,018	—
Loan Agreement Warrants(a)	2,666,015	—
Total Common Stock Warrants	40,935,943	14,079,314

____________________

(a) Number of shares of Common Stock issuable upon exercise of the warrant outstanding under the Loan Agreement based on the base aggregate exercise value of $3.4 million divided by the exercise price of $1.28 per share. Additional aggregate exercise value that is contingent upon the future funding is not included in the table above.

On April 5, 2025, October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock expired. On May 14, 2025,

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 2024 RDO Warrants to purchase 1,404,494 shares of Common Stock expired. On October 6, 2025, in connection with the October 2025 Registered Direct Offering, the Company issued the October 2025 RDO Warrants to purchase 28,436,018 shares of Common Stock. Other than as disclosed above, there were no issuances, exercises or expirations of warrants during the years ended December 31, 2025 and 2024.

Legacy Humacyte Common Stock Warrants

In connection with the entry by the Company into a loan agreement with SVB, in 2021 the Company granted warrants to the lenders to purchase 411,006 shares of common stock at an exercise price of $10.28 per share (such warrants, “Legacy Humacyte Common Stock Warrants”). The Company recognized the fair value of the warrants within stockholders’ equity using a Black-Scholes valuation model, as the settlement of the warrants is indexed to Common Stock.

Public and Private Placement Warrants

In connection with the Merger, the Company assumed 5,000,000 publicly-traded warrants (“Public Warrants”) and 177,500 private placement warrants issued to AHAC Sponsor LLC (the “Sponsor”), Oppenheimer & Co. Inc. and Northland Securities, Inc., in connection with AHAC’s initial public offering (“Private Placement Warrants”and, together with the Public Warrants, the “Common Stock Warrants”). The Common Stock Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share. The Company evaluated the Common Stock Warrants to determine the appropriate financial statement classification upon the consummation of the Merger. The Common Stock Warrants are not mandatorily redeemable and are considered to be freestanding instruments as they are separately exercisable into Common Stock. As such, the Common Stock Warrants were not classified as liabilities under ASC 480. The Company then evaluated the Common Stock Warrants under ASC 815.

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

The Private Placement Warrants were initially recognized as a liability on the Closing Date at a fair value of $0.6 million. The remeasurement of the Private Placement Warrant liability to a fair value of $15 thousand as of December 31, 2025 from $0.4 million as of December 31, 2024 resulted in a non-cash gain of $0.4 million for the year ended December 31, 2025, compared to a non-cash loss of $0.3 million for the year ended December 31, 2024. The remeasurement of the Private Placement Warrant liability is classified within Change in fair value of derivatives in the consolidated statements of operations and comprehensive loss. See Note 3, Fair Value Measurements for a summary of the change in the fair value of the Private Placement Warrants during the years ended December 31, 2025 and 2024.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Private Placement Warrants were valued using the following assumptions under the Black-Scholes model:

	As of December 31,
	2025	2024
Market price of public stock	$0.96	$5.05
Exercise price	$11.50	$11.50
Expected term (years)	0.65	1.65
Expected share price volatility	178.6%	128.0%
Risk-free interest rate	3.54%	4.22%
Estimated dividend yield	0%	0%

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

Registered Direct Offering Warrants

Collectively, the October 2024 RDO Warrants, the November 2024 RDO Warrants, and the October 2025 RDO Warrants are referred to as the “Registered Direct Offering Warrants.”

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

The agreements governing the Registered Direct Offering Warrants include a provision, the application of which could result in a different settlement value for the Registered Direct Offering Warrants. The Registered Direct Offering Warrants cannot be exercised if after the exercise the warrant holder would own more than 4.99% of the Company’s outstanding Common Stock (“Beneficial Ownership Limitation”). The holder may elect to increase the Beneficial Ownership Limitation to 9.99%. The Beneficial Ownership Limitation constitutes an exercise contingency in that it limits or defers the exercise of some of the Registered Direct Offering Warrants if the limitation would otherwise be reached, depending on the number of shares of Common Stock that are outstanding. The exercise contingency is not based on either an observable market or an observable index, so it does not preclude the Registered Direct Offering Warrants from being considered indexed to the Company’s own

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock.

There is a provision related to fundamental transactions (defined in the Registered Direct Offering Warrants to include various merger and change in control transactions) that results in liability classification. As the Registered Direct Offering Warrants meet the definition of a derivative, the Company recorded these Registered Direct Offering Warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date.

The October 2024 RDO Warrants were immediately exercisable. The October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock have an exercise price of $5.28 per share, and expired 180 days after the date of issuance. The remaining October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock have an exercise price of $5.28 per share, and will expire 1,640 days from the date of issuance.

The October 2024 RDO Warrants were initially recognized as a liability at a fair value of $15.2 million on the issuance date. The subsequent remeasurement of the October RDO Warrants liability to a fair value of approximately $1 million as of December 31, 2025 resulted in a non-cash gain of $11.6 million for the year ended December 31, 2025, compared to a non-cash gain of $2.8 million for the year ended December 31, 2024. The non-cash gain was recognized within Change in fair value of derivatives in the consolidated statements of operations and comprehensive loss.

The October 2024 RDO Warrants were valued using the following assumptions in the Black-Scholes valuation model:

	180 Day Warrants	1,640 Day Warrants
	December 31, 2024	December 31, 2025	December 31, 2024
Market price of public stock	$5.05	$0.96	$5.05
Exercise price	$5.28	$5.28	$5.28
Expected term (years)	0.27	3.27	4.27
Expected share price volatility	106.7%	98.4%	88.4%
Risk-free interest rate	4.27%	3.51%	4.25%
Estimated dividend yield	0%	0%	0%

The November 2024 RDO Warrants were immediately exercisable. The November 2024 RDO Warrants to purchase 1,404,494 shares of Common Stock have an exercise price of $5.34 per share, and expired 180 days after the date of issuance. The remaining November 2024 RDO Warrants to purchase 1,404,494 shares of Common Stock have an exercise price of $5.34 per share, and will expire 1,640 days from the date of issuance.

The November 2024 RDO Warrants were initially recognized as a liability at a fair value of $6.1 million on the issuance date. The subsequent remeasurement of the November 2024 RDO Warrants liability to a fair value of $0.4 million as of December 31, 2025 resulted in a non-cash gain of $6.0 million for the year ended December 31, 2025, compared to a non-cash loss of $0.3 million for the year ended December 31, 2024. The non-cash gain or loss was recognized within Change in fair value of derivatives in the consolidated statements of operations and comprehensive loss.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The November 2024 RDO Warrants were valued using the following assumptions in the Black-Scholes valuation model:

	180 Day Warrants	1,640 Day Warrants
	December 31, 2024	December 31, 2025	December 31, 2024
Market price of public stock	$5.05	$0.96	$5.05
Exercise price	$5.34	$5.34	$5.34
Expected term (years)	0.37	3.37	4.37
Expected share price volatility	106.7%	98.2%	88.4%
Risk-free interest rate	4.22%	3.52%	4.25%
Estimated dividend yield	0%	0%	0%

The October 2025 RDO Warrants will become exercisable 180 days following the date of issuance, and will expire on April 7, 2031. The October 2025 RDO Warrants have an exercise price of $2.11 per share.

The October 2025 RDO Warrants were initially recognized as a liability at a fair value of $34.3 million on the issuance date. The subsequent remeasurement of the October 2025 RDO Warrants liability to a fair value of $16.4 million as of December 31, 2025 resulted in a non-cash gain of $17.9 million for the year ended December 31, 2025, recognized within Change in fair value of derivatives in the consolidated statements of operations and comprehensive loss.

The October 2025 RDO Warrants were valued using the following assumptions in the Black-Scholes valuation model:

December 31, 2025
Market price of public stock	$0.96
Exercise price	$2.11
Expected term (years)	5.27
Expected share price volatility	89.3%
Risk-free interest rate	3.76%
Estimated dividend yield	0%

See Note 3 for a summary of the changes in the fair value of the RDO Warrants during the years ended December 31, 2025 and 2024.

Loan Agreement Warrants

In connection with, and as consideration of the commitments pursuant to, the Loan Agreement entered into on December 15, 2025, the Company issued warrants to purchase shares of Common Stock to the Lenders (the “Loan Agreement Warrants”). The Term Loan Facility, as defined in Note 8, provides for a senior secured term loan facility of up to $77.5 million in the aggregate, including an initial funded tranche and additional delayed draw tranches subject to specified conditions. See Note 8 for more details.

The Loan Agreement Warrants are a freestanding instrument that entitle the holders to purchase shares of Common Stock for an aggregate exercise price of up to $5.0 million. The warrants consist of a base exercise value of $3.4 million that was exercisable upon issuance and an additional exercise value of $1.6 million that becomes exercisable only upon the funding of Tranche 3 under the Term Loan Facility. The exercise price per share is equal to the lower of (i) $1.28 per share or (ii) the price of any qualifying equity offering completed through (but excluding) March 31, 2026, subject to specified exclusions. The Loan Agreement Warrants were immediately exercisable upon issuance and expire on December 15, 2030. The warrant agreement includes customary anti-dilution adjustments, including a down-round provision. The Loan Agreement Warrants provide for cashless exercise, including automatic cashless exercise upon expiration if the fair market value of Common Stock exceeds the exercise price at expiration. The Loan Agreement Warrants also include a beneficial ownership limitation and a change-of-control provision that provides for automatic exercise in connection with a change of control, as defined in the warrant agreement.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated the Loan Agreement Warrants to determine the appropriate financial statement classification in accordance with ASC 480 and ASC 815. Although the Loan Agreement Warrants are a freestanding financial instrument, the Company concluded that it does not meet all requirements for equity classification under ASC 815, including the requirement that the contract be indexed to the Company’s own stock, because certain provisions affect the settlement amount in a manner that is not consistent with the inputs to the valuation of a fixed-for-fixed option on the Company’s equity shares. Accordingly, the Loan Agreement Warrant is classified as a warrant liability (the “Loan Agreement Warrants liability”) with an offset recorded as a debt discount within the Term Loan carrying amount, to be amortized to interest expense over the loan term using the effective interest method.

The Company estimated the fair value of the Loan Agreement Warrants liability using a Black-Scholes option pricing model that required significant assumptions on expected volatility and expected term, and certain data inputs, including the Company’s common stock price, risk-free interest rate, and expected dividend yield. The estimated fair value of the warrants liability recognized at issuance was $2.2 million. The valuation reflected the base exercise value of the warrants and excluded the additional exercise value associated with Tranche 3, as the funding of Tranche 3 was contingent and not considered probable at issuance. The remeasurement of the Loan Agreement Warrants liability to a fair value of $1.7 million at December 31, 2025 resulted in a non-cash gain of $0.5 million for the year ended December 31, 2025. See Note 3 for a summary of the change in the fair value of the Loan Agreement Warrants during the year ended December 31, 2025.

The assumptions and data inputs used in the Black-Scholes valuation model at the year-end were as follows:

December 31, 2025
Market price of public stock	$0.96
Exercise price	$1.28
Expected term (years)	4.96
Expected share price volatility	91.0%
Risk-free interest rate	3.73%
Estimated dividend yield	0%

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

The remeasurement of the Contingent Earnout Liability to a fair value of $11.5 million at December 31, 2025 resulted in a non-cash gain of $59.5 million for the year ended December 31, 2025, compared to a non-cash loss of $33.0 million for the year ended December 31, 2024 . The non-cash gain or loss was recognized within Change in fair value of Contingent Earnout Liability in the consolidated statements of operations and comprehensive loss. See Note 3, Fair Value Measurements for a summary of the changes in the fair value of the Contingent Earnout Liability during the years ended December 31, 2025 and December 31, 2024.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions and data inputs used in the valuations are described below:

	As of December 31,
	2025	2024
Current stock price	$0.96	$5.05
Expected share price volatility	88.7%	84.8%
Risk-free interest rate	4.18%	4.58%
Estimated dividend yield	0%	0%
Expected term (years)	10.00	10.00

Loan Agreement Conversion Derivative Liability

On December 15, 2025, the Company entered into a loan and security agreement providing for a senior secured term loan facility of up to $77.5 million in the aggregate, or the Term Loan Facility (as defined in Note 8). The Term Loan Facility provides that the lenders may jointly elect, at any time and from time to time after the closing date and prior to the payment in full of the loans, to convert up to $2.5 million of the principal amount of the term loans outstanding into shares of Common Stock (the “Conversion Shares”). The conversion price is fixed at 130 % of the warrant exercise price, subject to ownership limits and customary conditions.

The Term Loan principal converted is deemed paid and satisfied in full and ceases to accrue interest from and after the conversion date. Any interest accrued and unpaid through the conversion date remains payable in cash unless the parties elect otherwise in writing. The conversion feature is subject to certain limitations, including a beneficial ownership cap (generally 9.985% as provided in the Loan Agreement) and limitations intended to comply with applicable stock exchange rules. The Loan Agreement also includes provisions related to rounding of fractional shares and cash or principal adjustments in lieu of fractional shares.

The Company initially recognized the bifurcated conversion feature as a derivative liability, or the Loan Agreement conversion derivative liability (as defined in Note 2), at fair value on the issuance date with an offset recorded as a debt discount within the Term Loan carrying amount, to be amortized to interest expense over the loan term using the effective interest method. The estimated fair value of the Loan Agreement conversion derivative liability at closing date was $1.1 million based on the Black-Scholes valuation model.

The remeasurement of the Loan Agreement conversion derivative liability to a fair value of $0.8 million at December 31, 2025 resulted in a non-cash gain of $0.3 million for the year ended December 31, 2025.

The assumptions and data inputs used in the Black-Scholes valuation model at the year-end were as follows:

December 31, 2025
Market price of public stock	$0.96
Exercise price	$1.66
Expected term (years)	3.92
Expected share price volatility	96.5%
Risk-free interest rate	3.64%
Estimated dividend yield	0%

11. Stock-based Compensation

At Closing, the 2021 Long-Term Incentive Plan, (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan, (the “ESPP”), became effective. Under the 2021 Plan, the Company can grant non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance awards and other forms of

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity-based awards. Under the ESPP, when and if implemented, eligible employees will be permitted to purchase shares of Common Stock at the lower of 85% of the closing trading price per share of Common Stock on the first day of the offering period or 85% of the closing trading price per share on the exercise date, which will occur on the last day of each offering period.

The 2021 Plan and ESPP provide that on January 1 of each year, the share reserve under the 2021 Plan and the ESPP will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. The Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the 2021 Plan on January 1, 2023. The 2021 Plan share reserve automatically increased on January 1, 2024 by 5,183,686 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2023. The 2021 Plan share reserve automatically increased on January 1, 2025 by 6,501,375 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2024. Since the inception of the ESPP, the Company’s board of directors has determined that there would be no automatic increase in the number of shares reserved under the ESPP. Effective April 17, 2025, the Company’s board of directors reduced the number of shares reserved under the ESPP to zero shares of Common Stock. As of December 31, 2025, 4,581,530 shares of Common Stock were available under the 2021 Plan.

Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended, (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, after the Closing no further awards were granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise retained their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of December 31, 2025, 16,704,562 and 3,285,509 shares of Common Stock remain reserved for outstanding options issued under the 2021 Plan and the 2015 Plan, respectively, and there were no shares of Common Stock outstanding under the 2005 Plan. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any outstanding awards and any awards available for grant under the 2021 Plan.

Stock Options

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

The Company has granted options that include either a service-based or performance-based vesting condition, or both, and a 10-year contractual term. The service-based vesting condition for the plans is generally satisfied over 0 to 48 months from the date of grant. The performance-based vesting conditions are satisfied upon the attainment of certain product development milestones.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimated the fair value of stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Year Ended December 31,
	2025	2024
Estimated dividend yield	0%	0%
Expected share price volatility (weighted average and range, if applicable)	92.7% (91.7% to 100.9%)	91.8% (90.8% to 92.8%)
Risk-free interest rate (weighted average and range, if applicable)	4.23% (3.76% to 4.45%)	4.12% (3.54% to 4.41%)
Expected term of options (in years)	6.06	6.25

•
Fair Value of Common Stock. The fair value of the Common Stock has been determined based on the closing price of the shares on Nasdaq.
•
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
•
Expected Volatility. The expected volatility was determined based on a blended approach using the historical share volatility of the Common Stock and that of several publicly traded peer companies over a period of time equal to the expected term of the options, as the Company has a limited trading history. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies.
•
Risk-Free Interest Rate. The risk-free interest rate was based on the yields of U.S. Treasury zero-coupon securities with maturities similar in duration to the expected term of the options.
•
Expected Dividend Yield. The Company has not paid dividends on its Common Stock nor does it expect to pay dividends in the foreseeable future. Accordingly, the Company has estimated the dividend yield to be zero.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity under the Company’s stock option plans during the year ended December 31, 2025 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2024	12,274,139	$4.96	7.7	$16,202
Granted	9,811,647	3.30
Exercised	(19,614)	3.14
Forfeited	(4,061,491)	4.13
Options outstanding at December 31, 2025	18,004,681	$4.25	7.7	$—
Vested and exercisable, December 31, 2025	7,651,474	$5.38	5.9	$—
Vested and expected to vest, December 31, 2025	18,004,681	$4.25	7.7	$—

The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2025 and 2024 was $2.58 and $4.82, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was insignificant and $2.0 million, respectively.

In November 2025, the Company granted stock options to certain members of executive management under the 2021 Plan. The stock options have an exercise price of $1.23 per share, equal to the closing price of Common Stock at the grant date. The first one-third of the options becomes exercisable on February 14, 2026, after which one-third of the options will become exercisable on November 16, 2026, and the remaining one-third will become exercisable on November 16, 2027.

Restricted Stock Units (“RSUs”)

In November 2025, the Company granted RSUs to certain members of executive management and certain non-executive employees under the 2021 Plan. Each RSU represents a contingent right to receive one share of Common Stock upon vesting.

The RSUs vest based on continued service. First 50% of the RSUs will vest on May 15, 2026, and the remaining 50% will vest on May 15, 2027. Unvested RSUs are forfeited upon termination of service. The Company does not issue shares or pay dividend equivalents with respect to RSUs until the awards vest.

The following table summarizes the Company's RSU activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Grants outstanding at December 31, 2024	—
Granted	1,985,390	$1.23
Exercised	—
Forfeited	—
Grants outstanding at December 31, 2025	1,985,390	$1.23

Stock-based Compensation Expense

Stock-based compensation expense is included in research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive loss based on where the associated employee compensation costs are generally classified.

The following table shows a summary of stock-based compensation expense included in the consolidated statements of operations and comprehensive loss:

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
($ in thousands)	2025	2024
Stock options	10,106	6,137
Restricted stock units	305	—
Total stock-based compensation expense	$10,411	$6,137
Research and development	4,391	2,851
General and administrative	6,020	3,286
Total stock-based compensation expense	$10,411	$6,137

Approximately $0.7 million of stock-based compensation was capitalized to inventory as of December 31, 2025. As of December 31, 2025, total unrecognized stock-based compensation cost related to stock options was $23.5 million, which is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2025, total unrecognized stock-based compensation cost related to unvested RSUs was approximately $2.1 million, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

12. Income Taxes

The Company did not record any income tax expense or benefit during the years ended December 31, 2025 and 2024. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. The majority of losses before income taxes arose in the U.S.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and deferred tax liabilities, including valuation allowances, are as follows:

	As of December 31,
($ in thousands)	2025	2024
Deferred tax assets:
Net operating loss	$126,657	$97,880
Capitalized research and development	54,491	57,498
Research credits	32,624	27,278
Stock-based compensation	1,276	1,141
Inventory reserve	1,905	—
Right-of-use lease liability	—	127
Accrued expenses	96	105
Other	1	1
Total deferred tax asset	217,050	184,030
Less: valuation allowance	(216,288)	(182,867)
Total net deferred tax asset	762	1,163
Deferred tax liabilities:
Basis difference in fixed assets	(762)	(1,041)
Right-of-use lease assets	—	(122)
Total deferred tax liability	(762)	(1,163)
Total net deferred tax asset/(liability)	$—	$—

For the years ended December 31, 2025 and 2024, the Company had no income taxes paid, net of refunds received.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income and the accumulated deficit, the Company provided a full valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward as of December 31, 2025 and December 31, 2024.

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

The reconciliation of the U.S. federal income tax provision at the statutory federal income tax rate of 21% for the year ended December 31, 2025, to our provision for income taxes was as follows:

	Year Ended December 31, 2025
($ in thousands)	Amount	Rate
Income tax benefit at statutory rate	$(8,575)	21.0%
State income taxes, net of federal benefit(a)	376	(0.9)%
Research and development tax credits	(5,346)	13.1%
Change in valuation allowance	31,624	(77.4)%
Other nondeductible expenses:
Stock compensation	1,161	(2.8)%
Fair value adjustments	(20,629)	50.5%
Other nondeductible expenses	37	(0.1)%
Deferred tax adjustment	1,352	(3.3)%
Provision for income taxes	$—	0.0%

(a) State taxes in North Carolina made up the majority (greater than 50%) of the tax effect in the state and local income taxes, net of federal income tax effect category for 2025.

The reconciliation of the U.S. federal income tax provision for 2025 above reflects the adoption of ASU 2023-09, which was adopted prospectively for the year ended December 31, 2025. See Note 2, Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements for additional information on the adoption of ASU 2023-09.

The reconciliation of the U.S. federal income tax provision at the statutory federal income tax rate of 21% for the year ended December 31, 2024 to our provision for income taxes, as previously disclosed, prior to the adoption of ASU 2023-09, was as follows:

	Year Ended December 31, 2024
($ in thousands)	Amount	Rate
Income tax benefit at statutory rate	$(31,227)	21.0%
State income taxes, net of federal benefit	(2,399)	1.6%
Tax credits	(4,548)	3.1%
Other nondeductible expenses	6,702	(4.5)%
Deferred rate changes	2,256	(1.5)%
Deferred tax true-up(a)	(1,973)	1.3%
Change in valuation allowance	31,189	(21.0)%
Provision for income taxes	$—	0.0%

(a) The deferred tax true-up for 2024 primarily relates to executive compensation subject to IRC Section 162(m) limitations.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The domestic and foreign components of pretax earnings from continuing operations for the year ended December 31, 2025 are as follows:

($ in thousands)	Year Ended December 31, 2025
United States	$(40,833)
Foreign	(1)
Total	$(40,834)

As of December 31, 2025 the Company had approximately $599.4 million and $614.8 million of gross Federal and state net operating losses, respectively. Of this amount, $438.2 million of Federal net operating losses are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely, while the remaining amount begins to expire in 2026. Some of these state net operating losses included in these amounts follow the Federal Tax Cuts and Jobs Act and are carried over indefinitely. The Company’s state net operating losses began to expire in 2020 and will expire completely in 2045. The state operating loss carryforwards are inclusive of North Carolina net operating losses, which are recorded at a zero benefit.

As of December 31, 2025 and 2024, the Company had Federal and state research tax credit carryforwards of $32.6 million and $27.3 million, respectively. These credit carryforwards will begin to expire in 2026 and will expire completely in 2045.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law, which includes significant changes to U.S. tax law. The Company has evaluated the impact of OBBBA and determined that it does not have a material impact on the financial statements as of and for the year ended December 31, 2025 due to a full valuation allowance established against net deferred tax assets. The Company will continue to evaluate the potential impact of OBBBA on future periods.

13. Retirement Plan

The Company currently maintains a defined contribution employee retirement plan, or 401(k) plan, for all employees upon their date of hire. The 401(k) plan is intended to qualify as tax-qualified plans under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan permits employees to contribute, on a pre-tax basis, a portion of their salary up to the Federally mandated limits. The Company matches an employee’s contribution up to 4% of the employee’s compensation. Contributions to the 401(k) plan by the Company totaled $1.4 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively.

14. Commitments and Contingencies

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

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
a low single-digit percentage royalty on eligible sales of licensed products and licensed services, plus a low double-digit percentage of any sublicensing revenue;
•
an annual minimum royalty beginning in 2012, which increases in the calendar year immediately following the first commercial sale of licensed products or licensed services (whichever occurs first); and
•
an additional amount in license fees, as certain milestones are met.

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

In December 2024, the FDA approved the Company’s BLA with the FDA for urgent arterial repair following extremity vascular trauma when autologous vein use is not feasible. Based on the achievement of this milestone under the Duke license agreement, the Company recorded license fee expense of $0.5 million in research and development expense in its consolidated statements of operations and comprehensive loss and $0.5 million of license expense payable in accrued expenses in the Company’s consolidated balance sheets as of December 31, 2024.

No additional milestone events were achieved under the Duke license agreement during the year ended December 31, 2025. Accordingly, no license fee expense was recorded in the fiscal year of 2025 and no license fee payable was outstanding as of December 31, 2025. Other payments to Duke under the license agreement were immaterial during the years ended December 31, 2025 and 2024.

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

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with its entry into the Tubular Prosthesis License Agreement, the Company paid Yale upfront cash fees. The Company has also agreed to pay Yale:

•
annual maintenance fees, increasing annually until the fifth anniversary for the BVP License Agreement and until the fourth anniversary for the Tubular Prostheses License Agreement up to a maximum of less than $0.1 million per year;
•
milestone payments upon achievement of certain regulatory and commercial milestones of $0.2 million and $0.6 million, respectively;
•
a low single-digit percentage royalty on worldwide net sales, subject to reductions for third-party license fees; and
•
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

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JDRF Agreement

On April 1, 2023, the Company entered into an Industry Discovery and Development Partnership Agreement with Breakthrough T1D (f/k/a JDRF International) (“JDRF,” and such agreement as subsequently amended, the “JDRF Agreement”) to further develop and perform preclinical testing of the BVP, a product candidate designed to deliver insulin-producing islets using the ATEV as a means of treating patients with type 1 diabetes. According to the terms of the JDRF Agreement, JDRF will provide funding up to $0.9 million (“JDRF Award”) based on the achievement of certain research and development milestones related to the Company’s BVP. The JDRF Agreement refers to the total cumulative payments the Company has received from JDRF as of any point in time as the “Actual Award.”

As of December 31, 2025, the Company had received an aggregate Actual Award of $495 thousand under the JDRF Agreement upon execution of the agreement and achievement of various research and development milestones.

In accordance with the JDRF Agreement, the Company has agreed to pay JDRF:

•
a one-time royalty in an amount equal to four times the Actual Award, to be paid in three equal installments following the first commercial sale of any product containing the Company’s technology identified in the JDRF Agreement;
•
an additional royalty equal to the Actual Award at a specified payment date after net sales exceed $250 million; and
•
in the event of a license, sale or transfer of the Company’s rights to the product’s technology identified in the JDRF Agreement or a change of control transaction, a payment equal to 10% of any license or purchase price payments received by the Company up to an amount equal to four times the Actual Award (the “Royalty Cap”), less any previous royalty payments paid towards the Royalty Cap (the “Disposition Payment”). The Disposition Payment was determined to meet the definition of an embedded derivative requiring bifurcation and is measured at fair value each reporting period with changes in fair value recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive loss, classified in Change in fair value of derivatives.

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

As of December 31, 2025 and 2024, the carrying value of the JDRF liability is $0.5 million and $0.3 million, respectively. There was $0.1 million of interest expense related to the JDRF liability recorded during each of the years ended December 31, 2025 and 2024.

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

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company disputes all claims asserted against it in the Securities Litigation and disputes that the plaintiffs in the Consolidated Derivative Action, the Dusci Action and Olson Action have standing to assert claims derivatively on its behalf. The Company is currently unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material. Although there can be no assurance of the outcome of these lawsuits, based on information known by management, the Company has not accrued any material liabilities related to these lawsuits in the consolidated financial statements, as a negative outcome is deemed not probable, nor is any range of loss estimable as of December 31, 2025. Since the outcome of these matters cannot be predicted with certainty, any associated costs could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

15. Related Party Transactions

Fresenius Medical Care investments and distribution agreement

In June 2018, the Company completed a $150 million financing transaction pursuant to which Fresenius Medical Care purchased shares of series D redeemable convertible preferred stock that at the closing date of the Merger converted into 15,812,735 shares of Common Stock. In August 2021, Fresenius Medical Care invested $25 million as part of a private placement offering related to the Merger (the “PIPE Financing”) and received an additional 2.5 million shares of Common Stock.

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2025, there were $0.2 million of royalties payable to Fresenius Medical Care based on the Company’s product revenue recognized during the period ended December 31, 2025.

Agreements with Frenova Renal Research

In June 2024, the Company entered into a master services agreement with Frenova that sets forth the terms by which the Company may engage Frenova to provide certain services for projects, with the services for each project being described in a separate statement of work. As of December 31, 2025, Frenova was engaged to perform clinical research services related to the Company’s V012 Phase 3 clinical trial. During the year ended December 31, 2025, there was $0.3 million of expense recognized in relation to this agreement with Frenova and there was an insignificant amount payable to Frenova as of December 31, 2025. During the year ended December 31, 2024, amounts expensed in relation to this agreement with Frenova were insignificant and there was an insignificant amount payable to Frenova as of December 31, 2024.

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

During the years ended December 31, 2025 and 2024, the Company recognized no expense and approximately $0.1 million of expense, respectively, related to services performed by Fresenius GmbH. As of December 31, 2025, there was no amount payable to Fresenius GmbH. As of December 31, 2024, less than $0.1 million was payable to Fresenius GmbH included in accounts payable and less than $0.1 million payable to Fresenius GmbH included in accrued expenses on the Company’s consolidated balance sheets.

Arrangements with Yale University

Dr. Niklason serves as an Adjunct Professor in Anesthesia at Yale University. As of December 31, 2025 and 2024, the Company was a party to license agreements with Yale University, as described in Note 14 above.

The Company recognized approximately $0.1 million of expense related to these during each of the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, there was no amount and an insignificant amount, respectively, payable to Yale University.

16. Subsequent Events

Sales of Shares

On March 19, 2026, the Company entered into certain securities purchase agreements pursuant to which the Company agreed to issue and sell to certain investors in the March 2026 Registered Direct Offering 25,000,000 shares of Common Stock at a price of $0.80 per share. The net proceeds to the Company from the March 2026 Registered Direct Offering were

HUMACYTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $18,400,000, after deducting the placement agent’s fees and estimated expenses payable by the Company. The March 2026 Registered Direct Offering closed on March 20, 2026.

In addition, as a result of the March 2026 Registered Direct Offering described above, the exercise price of the warrant issued to the Lenders in connection with the Loan Agreement was adjusted downward in accordance with the terms of the warrant agreement.

ATM Prospectus Suspension

On March 19, 2026, the Company delivered written notice to TD Cowen (as defined in Note 1), that it was suspending and terminating the ATM Prospectus (as defined in Note 10), relating to the sale of up to $60 million of Common Stock, that may be issued and sold pursuant to the Sales Agreement (as defined in Note 10). The Company will not make any further sales of its Common Stock pursuant to the Sales Agreement unless and until a new prospectus, prospectus supplement or registration statement is filed. Other than the suspension and termination of the ATM Prospectus, the Sales Agreement remains in full force and effect.

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

As of December 31, 2025, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all errors and all fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies and procedures may deteriorate. Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are a non-accelerated filer. For as long as we remain a non-accelerated filer, we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Changes to the Board of Directors

On March 26, 2026, Todd Pope notified the Company that he intends not to stand for re-election at the Company’s 2026 annual meeting of stockholders. Mr. Pope’s decision was not the result of any disagreement between Mr. Pope and the Company, its management, board of directors or any committee thereof, or with respect to any matter relating to the Company’s operations, policies or practices. Rather, Mr. Pope’s growing outside professional and business obligations led to his decision not to stand for re-election. Mr. Pope has been a valued member of the Board, and the Company thanks him for his contributions.

Director and Officer Trading Arrangements

On October 13, 2025, Laura E Niklason, the Company’s President and Chief Executive Officer, had a previously disclosed trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act automatically terminate in accordance with its terms upon the expiration date of the plan. The trading arrangement provided for the potential sale of up to 200,000 shares of Common Stock.

On December 8, 2025, Dale A. Sander, the Company’s Chief Financial Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Sander 10b5-1 Plan”). The Sander 10b5-1 Plan provides for the potential sale of up to 311,100 shares of Common Stock that may be received pursuant to equity compensation awards, with the first possible trade date on May 16, 2026. The Sander 10b5-1 Plan terminates automatically on the earlier of the completion of all transactions contemplated by the plan, or June 1, 2027.

On December 8, 2025, Shamik Parikh, the Company’s Chief Medical Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Parikh 10b5-1 Plan”). The Parikh 10b5-1 Plan provides for the potential sale of up to 311,100 shares of Common Stock that may be received pursuant to equity compensation awards, with the first possible trade date on May 16, 2026. The Parikh 10b5-1 Plan terminates automatically on the earlier of the completion of all transactions contemplated by the plan, or June 1, 2027.

During the three months ended December 31, 2025, except as described above, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation.

Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

(3) List of Exhibits:

Exhibit No.	Description
3.1!	Second Amended and Restated Certificate of Incorporation of Humacyte, Inc., as amended.
3.2	Amended and Restated By Laws of Humacyte, Inc. (incorporated by reference to Exhibit 3.2 to Humacyte, Inc.’s Current Report on Form 8–K, filed with the SEC on December 12, 2022).
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

4.4	Warrant to Purchase Common Stock, dated March 30, 2021 (incorporated by reference to Exhibit 10.6.1 to Humacyte, Inc.’s Registration Statement on S–4/A, filed with the SEC on June 14, 2021).
4.5	Warrant to Purchase Common Stock, dated March 30, 2021 (incorporated by reference to Exhibit 10.6.2 to Humacyte, Inc.’s Registration Statement on S–4/A, filed with the SEC on June 14, 2021).
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Humacyte, Inc.’s Current Report on Form 8-K, filed with the SEC on October 7, 2024).
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Humacyte, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2024).
4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Humacyte, Inc.’s Current Report on Form 8-K, filed with the SEC on October 7, 2025).
4.9†

Warrant to Purchase Common Stock, dated December 15, 2025, by and between Humacyte, Inc. and Avenue Venture Opportunities Fund II, L.P. (incorporated by reference to Exhibit 4.1 to Humacyte, Inc.’s Current Report on Form 8-K, filed with the SEC on December 15, 2025).

4.10

Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, (incorporated by reference to Exhibit 4.6 to Humacyte, Inc.’s Annual Report on Form 10-K filed with the SEC on March 28, 2024).

10.1*†

Loan and Security Agreement, dated as of December 15, 2025, by and among Humacyte Global, Inc., as borrower representative and a borrower, Humacyte, Inc. as a borrower, and Avenue Venture Opportunities Fund II, L.P., as lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Humacyte, Inc.’s Current Report on Form 8-K, filed with the SEC on December 15, 2025).

Exhibit No.	Description
10.2†

Sales Agreement, dated as of December 16, 2025, by and between Humacyte, Inc. and TD Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to Humacyte, Inc.’s Current Report on Form 8-K, filed with the SEC on December 16, 2025).

10.3†

Purchase Agreement, dated as of September 24, 2024, by and between Humacyte, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Humacyte Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2024).

10.4†

Registration Rights Agreement, dated as of September 24, 2024, by and between Humacyte, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to Humacyte Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2024).

10.5˄

Distribution Agreement, dated June 25, 2018, by and between Fresenius Medical Care Holdings, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.6 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.5.1˄†

First Amendment to Distribution Agreement, dated October 2, 2019, by and between Fresenius Medical Care Holdings, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.6.1 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.5.2˄

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

Exhibit No.	Description
10.9˄

Supply Agreement, dated January 9, 2014, between SeraCare Life Sciences, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.11 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.9.1˄†

First Amendment to Supply Agreement, dated October 12, 2018, between SeraCare Life Sciences, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.11.1 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.9.2˄*

Second Amendment to Supply Agreement, dated March 24, 2021, between SeraCare Life Sciences, Inc. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.12.2 to Humacyte, Inc.’s Registration Statement on S–4/A, filed with the SEC on June 14, 2021).

10.10˄*†

Supply Agreement, dated June 1, 2020, between Confluent Medical Technologies and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.13 to Humacyte, Inc.’s Registration Statement on S–4/A, filed with the SEC on June 14, 2021).

10.11+*†

Executive Employment Agreement, dated February 3, 2021, between Laura Niklason, M.D., Ph.D. and Humacyte Global, Inc. (incorporated by reference to Exhibit 10.13 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.12+†

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

10.20*

Lease Agreement, dated December 31, 2015, between ARE–NC Region No. 5, LLC and Humacyte, Inc. (incorporated by reference to Exhibit 10.22 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.20.1*

First Amendment to Lease, dated September 30, 2016, between ARE–NC Region No. 5, LLC and Humacyte, Inc. (incorporated by reference to Exhibit 10.22.1 to Humacyte, Inc.’s Registration Statement on S–4, filed with the SEC on March 23, 2021).

10.20.2*

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

10.20.5

Fifth Amendment to Lease, dated September 4, 2019, between ARE–NC Region No. 5, LLC and Humacyte, Inc. (incorporated by reference to Exhibit 10.2 to Humacyte, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2025).

10.20.6

Sixth Amendment to Lease, dated September 29, 2025, between ARE–NC Region No. 5, LLC and Humacyte, Inc. (incorporated by reference to Exhibit 10.3 to Humacyte, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Humacyte, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025).
21.1!	Subsidiaries of the Registrant
23.1!	Consent of PricewaterhouseCoopers LLP.
31.1!	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2!	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1!	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2!	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97+	Humacyte, Inc. Compensation Clawback Policy, (incorporated by reference to Exhibit 97 to Humacyte, Inc.’s Annual Report on Form 10-K filed with the SEC on March 28, 2024).
101!

The following materials from Humacyte, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

! Filed herewith.

† Certain personally identifiable information, marked by brackets and asterisks, has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

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

Date: March 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Laura E. Niklason	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2026
Laura E. Niklason, M.D., Ph.D.

/s/ Dale A. Sander	Chief Financial Officer, Chief Corporate Development Officer and Treasurer	March 27, 2026
Dale A. Sander	(Principal Financial and Accounting Officer)

/s/ Kathleen Sebelius	Director	March 27, 2026
Kathleen Sebelius

/s/ John Bamforth	Director	March 27, 2026
John Bamforth

/s/ Emery N. Brown	Director	March 27, 2026
Emery N. Brown, M.D., Ph.D.

/s/ Michael T. Constantino	Director	March 27, 2026
Michael T. Constantino

/s/ Brady W. Dougan	Director	March 27, 2026
Brady W. Dougan

/s/ C. Bruce Green	Director	March 27, 2026
C. Bruce Green, M.D.

/s/ Keith Anthony Jones	Director	March 27, 2026
Keith Anthony Jones, M.D.

/s/ Todd M. Pope	Director	March 27, 2026
Todd M. Pope

/s/ Diane Seimetz	Director	March 27, 2026
Diane Seimetz, Ph.D.

/s/ Max Wallace	Director	March 27, 2026
Max Wallace, J.D.

/s/ Susan Windham-Bannister	Director	March 27, 2026
Susan Windham-Bannister, Ph.D.