Form 10-Q
period 2026-03-31
Humacyte, Inc.
filed 2026-05-13
CIK 1818382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, 222,019,108 shares of common stock, par value $0.0001, were issued and outstanding.

SEC

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
•
the timing and expected benefits of the commitment to purchase Symvess to facilitate a clinical evaluation and outreach program in the Kingdom of Saudi Arabia (the “KSA”);
•
the potential liquidity and trading of our securities; and
•
the impact of the overall global economy and increasing interest rates and inflation on our business.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statements are based on information current as of the date of this Quarterly Report and speak only as of the date on which such statements are made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated by these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2025, which we filed with the SEC on March 27, 2026. We disclaim any obligation, except as specifically required by law, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Humacyte, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands except for share and per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$48,539	$50,497
Inventory, net	9,920	13,589
Accounts receivable	434	441
Prepaid expenses and other current assets	4,704	3,268
Total current assets	63,597	67,795

Restricted cash	209	209
Property and equipment, net	17,381	18,544
Finance lease right-of-use assets, net	28,698	29,146
Other long-term assets	672	672
Total assets	$110,557	$116,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,082	$5,404
Accrued expenses	8,677	10,540
Finance lease obligation, current portion	2,428	2,428
Total current liabilities	16,187	18,372

Long-term debt	35,871	35,444
Contingent Earnout Liability	6,760	11,492
Common stock warrant liabilities	10,836	19,392
Finance lease obligation, net of current portion	27,602	26,974
Other long-term liabilities	1,677	1,583
Total liabilities	98,933	113,257

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of March 31, 2026 and December 31, 2025; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 350,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 222,019,108 and 193,000,611 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	23	20
Additional paid-in capital	756,068	729,937
Accumulated deficit	(744,467)	(726,848)
Total stockholders’ equity	11,624	3,109
Total liabilities and stockholders’ equity	$110,557	$116,366

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(unaudited)

(in thousands except for share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue, net	$493	$147
Contract revenue	2	370
Total revenue	495	517

Operating expenses:
Cost of goods sold	2,038	147
Research and development	19,462	15,418
General and administrative	7,930	8,136
Total operating expenses	29,430	23,701
Loss from operations	(28,935)	(23,184)

Other income (expense), net:
Interest income	330	662
Change in fair value of Contingent Earnout Liability	4,732	49,731
Interest expense	(2,271)	(3,000)
Change in fair value of derivatives	8,525	14,930
Total other income, net	11,316	62,323
Net (loss) income and comprehensive (loss) income	$(17,619)	$39,139

Net (loss) income per share attributable to common stockholders, basic	$(0.09)	$0.28
Weighted-average shares outstanding used in computing net (loss) income per share attributable to common stockholders, basic	197,846,786	131,496,877

Net (loss) income per share attributable to common stockholders, diluted	$(0.09)	$0.28
Weighted-average shares outstanding used in computing net (loss) income per share attributable to common stockholders, diluted	197,846,786	131,759,302

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

(in thousands except for share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	193,000,611	$20	$729,937	$(726,848)	$3,109
Issuance of stock in registered direct offerings, net of issuance costs	25,000,000	3	18,316	—	18,319
Issuance of stock under TD Cowen ATM Facility, net of issuance costs	4,018,497	—	4,645	—	4,645
Stock-based compensation	—	—	3,170	—	3,170
Net loss	—	—	—	(17,619)	(17,619)
Balance as of March 31, 2026	222,019,108	$23	$756,068	$(744,467)	$11,624

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2024	130,027,509	$13	$633,333	$(686,015)	$(52,669)
Issuance of stock in public offering, net of issuance costs	25,000,000	3	46,657	—	46,660
Issuance of stock under Jefferies ATM Facility, net of issuance costs	75,793	—	370	—	370
Proceeds from the exercise of stock options	15,514	—	56	—	56
Stock-based compensation	—	—	2,487	—	2,487
Net income	—	—	—	39,139	39,139
Balance as of March 31, 2025	155,118,816	$16	$682,903	$(646,876)	$36,043

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(17,619)	$39,139
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	1,342	1,308
Stock-based compensation expense	3,170	2,487
Change in fair value of Contingent Earnout Liability	(4,732)	(49,731)
Non-cash interest expense	209	2,152
Change in fair value of derivatives	(8,525)	(14,930)
Inventory reserve	1,626	—
Amortization expense	448	524
Non-cash operating lease costs	—	14
Amortization of debt discount	282	—
Changes in operating assets and liabilities:
Accounts receivable	7	(308)
Inventory	2,043	(8,020)
Prepaid expenses and other current assets	(1,437)	392
Accounts payable	(362)	653
Accrued expenses	(2,184)	(2,267)
Finance lease obligation	628	—
Operating lease obligation	—	(14)
Net cash used in operating activities	(25,104)	(28,601)
Cash flows from investing activities:
Purchase of property and equipment	(175)	(228)
Net cash used in investing activities	(175)	(228)
Cash flows from financing activities:
Proceeds from issuance of stock in public offering, net of underwriting fees	—	47,000
Proceeds from issuance of stock and warrants in registered direct offerings, net of placement agent fees	18,676	—
Proceeds from issuance of stock under ATM Facility, net of issuance costs	4,645	370
Proceeds from the exercise of stock options	—	56
Payments of finance lease principal	—	(687)
Net cash provided by financing activities	23,321	46,739
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,958)	17,910
Cash, cash equivalents and restricted cash at the beginning of the period	50,850	95,290
Cash, cash equivalents and restricted cash at the end of the period	$48,892	$113,200

Supplemental disclosure of noncash activities:
Unpaid issuance costs in connection with public offering	$357	$340
Purchase of property and equipment in accounts payable and accrued expenses	$26	$545

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

Liquidity and Going Concern

Since its inception in 2004, the Company has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the reverse recapitalization described below, borrowings under loan facilities, proceeds from a revenue interest purchase agreement and, to a lesser extent, through product revenue, governmental and other grants. At March 31, 2026 and December 31, 2025, the Company had an accumulated deficit of $744.5 million and $726.8 million, respectively. The Company’s operating losses were $28.9 million and $23.2 million for the three months ended March 31, 2026 and 2025, respectively. Net cash flows used in operating activities were $25.1 million and $28.6 million during the three months ended March 31, 2026 and 2025, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s commercial launch of Symvess in the vascular trauma indication and other operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates and commercial operations.

On September 24, 2024, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Common Stock Purchase Agreement”). The Common Stock Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to sell to Lincoln Park shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate value of up to $50.0 million (the “Purchase Shares”) over a 24-month period through September 24, 2026. The Company controls the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. As of March 31, 2026, the Company had $47.5 million in remaining availability for sales of Common Stock under the Common Stock Purchase Agreement. There were no purchases made under the Common Stock Purchase Agreement during the three months ended March 31, 2026 and 2025.

On March 19, 2026, the Company entered into certain securities purchase agreements, pursuant to which the Company agreed to issue and sell to certain investors in a registered direct offering 25,000,000 shares of Common Stock at a price of $0.80 per share. The net proceeds to the Company were approximately $18.3 million, after deducting the placement agent’s fees and estimated offering expenses payable by the Company. The offering closed on March 20, 2026.

As of March 31, 2026, the Company had available cash and cash equivalents of $48.5 million. The Company will not have sufficient liquidity to fund its operations beyond one year from the issuance of these condensed consolidated financial statements if the Company is unable to generate sufficient cash flows from commercial sales on a timely basis and/or obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future viability of the Company is dependent on its ability to generate cash flows from the sale of Symvess and raise additional capital to finance its operations. As further disclosed in Note 12, Subsequent Events, in May 2026, the Company implemented a plan to reduce its workforce by approximately 45 employees, defer additional planned new hires, and reduce other operating expenses. These reductions have been implemented thoughtfully, and the Company has retained key personnel, resources, and initiatives to meet its key corporate goals and milestones. The Company plans to seek additional funding through private or public equity financings, debt financings, debt refinancings or restructurings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Adequate additional capital may not be available to the Company when needed or on acceptable terms.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

If the Company is unable to raise capital, the Company plans to implement a program that delays, reduces, suspends or ceases certain of its planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on its business, prospects, operating results and financial condition. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include stock-based compensation, right-of-use assets and lease liabilities, accruals for research and development activities, inventory valuation, the fair value of Contingent Earnout Liability, derivative liabilities (including Common Stock Warrants), and income taxes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026 and its results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period. The December 31, 2025 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 and the related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2026, which provides a more complete discussion of the Company’s accounting policies and certain other information. There have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 included in the Company’s Annual Report.

Segments

The Company is developing proprietary, bioengineered, acellular human tissues, advanced tissue constructs and organ systems that are designed to be used in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas. The Company’s operations are managed and reported to its Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), on a consolidated basis. The CODM evaluates financial performance, allocates resources and monitors budget versus actual results based on the Company’s condensed consolidated statements of operations and comprehensive (loss) income. The measure of segment assets provided to and reviewed by the CODM is reported on the condensed consolidated balance sheets as total assets. Segment asset information is not used by the CODM to evaluate performance, allocate resources or make strategic decisions. Under the current organizational and reporting structure, the Company operates and manages its business on a consolidated basis as one reportable and operating segment.

As a single reportable segment entity, the Company’s segment performance measure is consolidated net (loss) income. Consolidated net (loss) income is used to monitor the budget versus actual results and to help make key operating decisions such as the allocation of budget between research and development and selling, general and administrative expenses. Significant segment expenses within net income (loss) include cost of goods sold, research and development and selling, general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations and comprehensive (loss) income. Other segment items within net (loss) income include interest income, interest expense, changes in the fair value of the Company’s Contingent Earnout Liability (as defined in Note 7, Stockholders’ Equity (Deficit) and Warrants), and changes in the fair value of derivatives.

Additional disaggregated significant segment expenses that are not separately presented on the Company’s condensed consolidated statements of operations and comprehensive (loss) income are presented below:

Research and Development Expenses

	Three Months Ended March 31,
($ in thousands)	2026	2025
Direct Expenses
Vascular Trauma	$185	$227
AV Access	1,230	1,203
Total	1,415	1,430
Unallocated Expenses
External services	834	1,665
Materials and supplies	4,303	—
Payroll and personnel expenses	9,793	9,545
Other research and development expenses	3,117	2,778
Total	18,047	13,988
Total research and development expenses	$19,462	$15,418

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Non-cash Operating Expenses

	Three Months Ended March 31,
($ in thousands)	2026	2025
Depreciation expense	$1,342	$1,308
Stock-based compensation expense	3,170	2,487

Inventory

The Company capitalizes inventory when it concludes that commercialization and future economic benefit from the sale of products is probable. Prior to this conclusion, the Company expenses inventory as research and development expense in the condensed consolidated statements of operations and comprehensive (loss) income in the period incurred. The determination to capitalize inventory costs is based on various factors, including the product’s historical shelf life, the product’s current status in the development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies, potential obstacles to the approval process and viability of commercialization and market trends.

In early 2025, based on the Company’s assessment of the legal and regulatory process related to Symvess, the Company concluded that it met the criteria to capitalize expenditures as inventory. The Company capitalized $20.4 million of inventory as of March 31, 2026 and $22.5 million as of December 31, 2025. Inventory is stated at the lower of cost or net realizable value. The Company’s inventory is valued under the first in, first out method. Cost includes direct materials, direct labor and an allocation of manufacturing overhead. Raw and intermediate materials that may be used for either research and development or commercial purposes are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is used for research and development, it is expensed as research and development once that determination is made.

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

As of March 31, 2026 and December 31, 2025, the Company’s allowance for inventory obsolescence was $10.5 million and $8.9 million, respectively. Provision for inventory reserves and write-downs is recorded within cost of goods sold in the condensed consolidated statements of operations and comprehensive (loss) income. Cost of goods sold was $2.0 million for the three months ended March 31, 2026, which includes a $1.6 million provision to increase the allowance for inventory obsolescence, overhead related to unused production capacity, and royalty expense related to product sales. Cost of goods sold was $0.1 million for the three months ended March 31, 2025.

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

Product Revenue

The Company’s current source of product revenue is derived from U.S. sales of Symvess. The Company recognizes product revenue upon delivery of Symvess to the customer. Revenue is recognized based on the price stated in the approved contract or purchase order. There are no contractual rights of return, and replacements for damaged products are provided free of charge. Accounts receivable related to product sales were approximately $0.4 million as of both March 31, 2026, and December 31, 2025.

Contract Revenue

Contract revenue consists of revenue related to a single contract with a customer to recover contract expenses. The expenses incurred related to the contract are primarily classified as research and development expenses on the Company’s condensed consolidated statements of operations and comprehensive (loss) income. The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to the actual costs incurred compared to the total costs expected to be incurred to satisfy the performance obligation. The transfer of control occurs as the program expenses are incurred and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The transaction price is determined based on the milestones within the contract and there is no variable consideration. Accounts receivable related to the Company’s contract revenue were insignificant as of both March 31, 2026, and December 31, 2025.

Cost of Goods Sold

Cost of goods sold consists of manufacturing costs, transportation and freight, depreciation, indirect overhead costs (including salary-related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Symvess, and third-party royalties payable on the Company’s net product revenue. Cost of goods sold may also include period costs related to excess, dated, or obsolete inventory adjustment charges, and unabsorbed manufacturing and other overhead costs. Inventory is expensed to costs of goods sold when revenue is recognized related to the product.

Interest Expense

Interest expense is recognized using the effective interest method, which reflects a constant rate of interest over the estimated term of the related financing arrangement. Interest expense includes stated interest, as well as the amortization of original issue discounts, issuance costs, premiums, and other amounts that are economically part of the borrowing. Debt is

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

initially recorded at the proceeds received, net of any discounts and issuance costs, and subsequently amortized and accreted to the contractual repayment amount over the estimated term of the arrangement. Changes in the timing or amount of expected cash flows, when applicable, are accounted for in accordance with U.S. GAAP and reflected prospectively through amortization and accretion into interest expense. Interest expense is recorded in interest expense in the condensed consolidated statements of operations and comprehensive (loss) income.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net (loss) income and comprehensive (loss) income for the periods ended March 31, 2026 and March 31, 2025.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, including amounts classified as restricted cash. Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation as of March 31, 2026 and December 31, 2025. The Company believes it mitigates this risk by monitoring the financial stability of the institutions holding material cash and cash equivalents balances. The Company maintains the majority of these balances at a Global Systemically Important Bank, as designated by the Financial Stability Board. The Company has cash equivalents that are invested in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies. The Company has not experienced any credit loss relating to its cash and cash equivalents.

The Company believes that credit risks associated with its customers and contractual partners are not significant and has not recorded an allowance for credit loss as of March 31, 2026.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, including certificates of deposit (“CDs”) purchased with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash deposits are held with financial institutions with investment-grade ratings in the U.S. Cash deposits typically exceed federally insured limits. As of March 31, 2026 and December 31, 2025, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investments in money market funds.

Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. As of March 31, 2026 and December 31, 2025, $0.2 million in funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of the Company’s headquarters lease, and $0.1 million in cash balances held as collateral for the Company’s employee credit card program.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
($ in thousands)	2026	2025
Cash and cash equivalents	$48,539	$50,497
Restricted cash included in prepaid expenses and other current assets	144	144
Restricted cash included in long-term assets	209	209
Total cash, cash equivalents and restricted cash	$48,892	$50,850

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees in accordance with ASC 718, Compensation—Stock Compensation. Stock-based awards are measured at the grant date based on the award’s fair value and recognized as compensation expense over the requisite service period, which is generally the vesting period.

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

Net (Loss) Income per Share Attributable to Common Stockholders

Basic net (loss) income per share attributable to common stockholders is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Potentially dilutive securities are excluded from basic net (loss) income per share. Diluted net (loss) income per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted or otherwise resulted in the issuance of shares of Common Stock, except when the effect would be anti-dilutive. The calculation of net (loss) income per share also considers the effect of participating securities. The Common Stock warrants issued in the Company’s October 2024, November 2024, and October 2025 registered direct offerings are considered participating securities and are included in the computation of net (loss) income per share pursuant to the two-class method. In applying the two-class method, during periods of net income, earnings are allocated to both Common Stock shares and participating securities based on their respective weighted-average shares outstanding for the period. During periods of net loss, no allocation is made to participating securities because they do not share in the Company’s losses.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents the calculation of basic and diluted net (loss) income per share for the periods presented:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2026	2025
Numerator:
Net (loss) income	$(17,619)	$39,139
Less: Undistributed earnings allocated to participating securities	—	(2,374)
Net (loss) income attributable to common stockholders	$(17,619)	$36,765

Denominator:
Weighted-average common shares outstanding - basic	197,846,786	131,496,877
Dilutive effect of assumed conversion of options to purchase common stock	—	262,425
Weighted-average common shares outstanding - diluted	197,846,786	131,759,302

Net (loss) income attributable to common stockholders - basic	$(0.09)	$0.28
Net (loss) income attributable to common stockholders - diluted	$(0.09)	$0.28

The following potential shares of Common Stock were excluded from the computation of diluted net (loss) income per share for each period because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Exercise of options under stock plan	17,315,516	15,250,541
Vesting of RSUs under stock plan	1,985,390	—
Warrants to purchase Common Stock	44,566,803	14,079,314
Conversion shares issuable under the Loan Agreement	2,403,846	—

The 15,000,000 Contingent Earnout Shares (as defined in Note 7) were excluded from the anti-dilutive table for all periods presented, as such shares are contingently issuable until the share price of the Company exceeds specified thresholds that have not yet been achieved, or upon the occurrence of a change in control. The shares subject to the Option Agreement, as defined in Note 5, Revenue Interest Purchase Agreement, were excluded from the anti-dilutive table in the prior period presented based on the Company’s assumption that the Option Agreement would not be exercised unless the Company’s stock price exceeded $7.50 per share, the minimum purchase price under the Option Agreement.

Other Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, the success of clinical trials and other studies for its product candidates, including its ongoing V007 and V012 Phase 3 clinical trials, successful commercialization of Symvess and regulatory approval and commercialization of its product candidates, if approved, the expected size of the target populations for the Company’s product candidates, the degree of market acceptance of Symvess, and if approved by regulatory authorities, its product candidates, the availability of third-party coverage and reimbursement, development by competitors of new technological innovations, the ability to manufacture Symvess and its product candidates in sufficient quantities, expectations regarding the Company’s strategic partnerships, dependence on third parties, key personnel and the ability to attract and retain qualified employees, protection of proprietary technology and confidentiality of trade secrets, compliance with governmental regulations, the Company’s implementation and maintenance of effective internal controls, and the ability to secure additional capital to fund operations and the commercial success of its product candidates.

Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

infrastructure and extensive compliance-reporting capabilities. Even if the Company’s commercialization efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales, and the Company may depend on certain strategic relationships to distribute its products.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 amends the guidance in ASC 326 to simplify the estimation of credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606 by permitting entities to elect a practical expedient to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts for expected credit losses. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. Companies that elect the practical expedient are required to apply the amendments prospectively. The Company adopted ASU 2025-05 in the first quarter of 2026 on a prospective basis and elected the practical expedient. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement: Reporting Comprehensive Income—Expense Disaggregation Disclosures” (Subtopic 220-40), “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). In January 2025, the FASB issued ASU No. 2025-01, “Income Statement: Reporting Comprehensive Income—Expense Disaggregation Disclosures” (Subtopic 220-40), “Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires additional disclosure about the nature and amounts of expenses included in certain expense captions presented on the income statement to enhance the transparency of the relevant expense captions. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities may elect to apply the amendments either prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03 on the Company’s consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), to provide guidance on how business entities should recognize, measure, and present government grants received. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. Early adoption is permitted, and the amendments may be applied using a modified prospective, modified retrospective, or full retrospective adoption. The Company is currently evaluating the impact of adopting ASU 2025-10 on the Company’s consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2025-11 on the Company’s consolidated financial statements and related disclosures.

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities as of March 31, 2026 and December 31, 2025 approximated their fair values due to the short-term nature of these items.

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

The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of March 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$43,998	$—	$—	$43,998
Common Stock Purchase Agreement derivative asset	—	672	—	672
Total financial assets	$43,998	$672	$—	$44,670
Liabilities:
Contingent Earnout Liability	$—	$—	$6,760	$6,760
Private Placement Warrants liability	—	—	—	—
October 2024 RDO Warrants liability	—	—	430	430
November 2024 RDO Warrants liability	—	—	219	219
October 2025 RDO Warrants liability	—	—	9,081	9,081
Loan Agreement Warrants liability	—	—	1,106	1,106
Loan Agreement conversion derivative liability	—	—	869	869
JDRF Agreement derivative liability	—	—	227	227
Total financial liabilities	$—	$—	$18,692	$18,692

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The fair value of the Contingent Earnout Liability (as defined in Note 7), liabilities associated with the Registered Direct Offering Warrants (as defined in Note 7), the derivative liability associated with the JDRF Agreement Disposition Payment (as defined in Note 10), Loan Agreement Warrants liability (as defined in Note 7), and Loan Agreement conversion derivative liability (as defined in Note 7) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair values of the Private Placement Warrants liability (as defined in Note 7), Loan Agreement Warrants liability (as defined in Note 7), and the liabilities associated with the Registered Direct Offering Warrants (as defined in Note 7) are included in common stock warrant liabilities on the condensed consolidated balance sheets. The fair values of the Loan Agreement conversion derivative liability and the derivative liability associated with the JDRF Agreement Disposition Payment are included in other long-term liabilities on the condensed consolidated balance sheets.

Common Stock Purchase Agreement

The Company evaluated the Common Stock Purchase Agreement and determined that the agreement should be accounted for in accordance with ASC 815-40, “Derivatives and Hedging—Contracts on an Entity’s Own Equity.” Accordingly, the Company recorded a derivative asset with an initial fair value based on the 115,705 shares of Common Stock issued to Lincoln Park as consideration for its irrevocable commitment to purchase up to $50.0 million in shares of Common Stock. The initial fair value of $0.7 million was based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share, and the derivative asset is reported as a component of long-term assets on the condensed consolidated balance sheets. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of Common Stock, the quantity and purchase price of the shares purchased by Lincoln Park during the reporting period and the unused capacity under the Common Stock Purchase Agreement. The Common Stock Purchase Agreement is subsequently remeasured at each reporting date with changes in fair value recorded within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive (loss) income. There was no change in fair value of the derivative asset between December 31, 2025 and March 31, 2026, and the fair value of the Commitment Shares (as defined in Note 7) as of both March 31, 2026 and December 31, 2025 was $0.7 million.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Contingent Earnout Liability

The following table presents a summary of the changes in the fair value of the Contingent Earnout Liability:

	Contingent Earnout Liability
	Three Months Ended March 31,
($ in thousands)	2026	2025
Fair value as of beginning of period	$(11,492)	$(70,961)
Change in fair value included in other income (expense), net	4,732	49,731
Fair value as of end of period	$(6,760)	$(21,230)

In determining the fair value of the Contingent Earnout Liability, the Company used the Monte Carlo simulation value model using a distribution of potential outcomes on a monthly basis over a 10-year period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the expected volatility and expected term, as well as certain data inputs, including the Company’s common stock price, risk-free interest rate, and expected dividend yield (see Note 7). Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

Contingent Derivative Liability

The debt pursuant to the Purchase Agreement, as defined in Note 5, contained an embedded derivative related to the Put Option, as defined in Note 5, requiring bifurcation as a single compound derivative instrument. The Company estimated the fair value of the derivative liability using a “with-and-without” methodology. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative was the fair value of the derivative liability at issuance and each subsequent reporting period.

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

In December 2025, the Purchase Agreement, including the embedded Put Option, was terminated in connection with the extinguishment of the Purchase Agreement (as defined in Note 5), and the Contingent derivative liability was derecognized. Prior to termination, the Contingent derivative liability was measured at fair value, with changes in fair value recognized in other income (expense) in the condensed consolidated statements of operations and comprehensive (loss) income and classified within Change in fair value of derivatives.

As of March 31, 2025, the discount rates used to calculate the value of the contingent derivative liability were 13.8% to calculate the present-value of the revenue forecast and 12.6% to calculate the present-value of the payoff of the Put Option.

The following table presents a summary of the changes in the fair value of the Contingent derivative liability:

Contingent Derivative Liability
($ in thousands)	Three Months Ended March 31, 2025
Fair value as of beginning of period	$(2,415)
Change in fair value included in other income (expense), net	(1,049)
Fair value as of end of period	$(3,464)

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Registered Direct Offering Warrants Liabilities

In determining the fair values of the Registered Direct Offering Warrants liabilities, the Company used the Black-Scholes valuation model to estimate fair value utilizing significant assumptions for expected volatility and expected term and data inputs including the current Common Stock price, risk-free rate, and expected dividend yield (see Note 7).

The following tables present a summary of the changes in the fair value of the Registered Direct Offering Warrants liabilities:

	Three Months Ended March 31, 2026
($ in thousands)	October 2024 RDO Warrants	November 2024 RDO Warrants	October 2025 RDO Warrants
Fair value as of beginning of period	$(862)	$(437)	$(16,356)
Change in fair value included in other income (expense), net	432	218	7,275
Fair value as of end of period	$(430)	$(219)	$(9,081)

	Three Months Ended March 31, 2025
($ in thousands)	October 2024 RDO Warrants	November 2024 RDO Warrants
Fair value as of beginning of period	$(12,437)	$(6,432)
Change in fair value included in other income (expense), net	10,290	5,352
Fair value as of end of period	$(2,147)	$(1,080)

Private Placement Warrants Liability

The Private Placement Warrants were valued using a Black-Scholes valuation model as of March 31, 2026 and December 31, 2025. For the comparable prior-year interim period, the Private Placement Warrants were valued using a Monte Carlo simulation model. In determining the fair value of the Private Placement Warrants liability, the Company utilized significant assumptions for expected volatility and expected term and data inputs including the current Common Stock price, risk-free rate, and expected dividend yield (see Note 7).

The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability:

	Private Placement Warrants
	Three Months Ended March 31,
($ in thousands)	2026	2025
Fair value as of beginning of period	$(15)	$(385)
Change in fair value included in other income (expense), net	15	292
Fair value as of end of period	$—	$(93)

Loan Agreement Warrants Liability

In determining the fair value of the Loan Agreement Warrants liability (as defined in Note 7), the Company used the Black-Scholes valuation model to estimate fair value utilizing significant assumptions for expected volatility and expected term and data inputs including the current Common Stock price, risk-free rate, and expected dividend yield (see Note 7).

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents a summary of the changes in the fair value of the Loan Agreement Warrants liability:

Loan Agreement Warrants
($ in thousands)	Three Months Ended March 31, 2026
Fair value as of beginning of period	$(1,722)
Change in fair value included in other income (expense), net	616
Fair value as of end of period	(1,106)

Loan Agreement Conversion Derivative Liability

In determining the fair value of the Loan Agreement conversion derivative liability (as defined in Note 7), the Company used the Black-Scholes valuation model to estimate fair value utilizing significant assumptions for expected volatility and expected term and data inputs including the current Common Stock price, risk-free rate, and expected dividend yield (see Note 7).

The following table presents a summary of the changes in the fair value of the Loan Agreement conversion derivative liability:

Loan Agreement Conversion Derivative Liability
($ in thousands)	Three Months Ended March 31, 2026
Fair value as of beginning of period	$(850)
Change in fair value included in other income (expense), net	(19)
Fair value as of end of period	(869)

4. Inventory

As of March 31, 2026, the Company capitalized costs of $20.4 million associated with the manufacturing of Symvess as a result of regulatory approval and the Company’s determination that subsequent commercialization and future economic benefit from the sales of Symvess was probable.

During the three months ended March 31, 2026, the Company recorded $1.6 million of inventory reserve expense in cost of goods sold to reduce certain inventory to its estimated net realizable value. The reserve reflects management’s assessment of forecasted demand, expected product shelf life, and other commercialization-related factors associated with the commercial launch of Symvess.

Inventory is stated at the lower of cost or net realizable value and consisted of the following:

	March 31,	December 31,
($ in thousands)	2026	2025
Raw materials	$6,021	$5,823
Work in progress	—	6,541
Finished goods	14,422	10,122
Total inventory	20,443	22,486
Less: inventory reserve	(10,523)	(8,897)
Inventory, net	$9,920	$13,589

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5. Revenue Interest Purchase Agreement

Revenue Interest Purchase Agreement

On May 12, 2023, Humacyte, Inc. and Global entered into a Revenue Interest Purchase Agreement (the “Purchase Agreement”) with two purchasers, both affiliates of Oberland Capital Management LLC (the “Purchasers”), and another affiliate of Oberland Capital Management LLC (“Oberland”), as agent for the Purchasers (the “Agent”), to obtain financing with respect to the further development and commercialization of the Company’s ATEV, to repay the Company’s then-existing credit facility with Silicon Valley Bank (“SVB”), and for other general corporate purposes. Pursuant to the Purchase Agreement, the Purchasers purchased certain revenue interests (the “Revenue Interests”) from Global in exchange for an aggregate investment amount of up to $150.0 million to be paid in multiple tranches. The Company received an initial payment of $40.0 million at inception, less certain transaction expenses, which was used to repay in full the Company’s then-existing obligations under the former loan agreement with SVB. In March 2024, the Company drew a subsequent installment of $20.0 million, and elected not to draw the additional $40.0 million that later became available under the Purchase Agreement. On September 17, 2025, the Company and Humacyte Global, Inc. entered into an amendment to the Purchase Agreement, which modified certain terms of the agreement and the Company made a partial call payment of $50.0 million to the Purchasers.

Under the Purchase Agreement, the Revenue Interests entitled the Purchasers to receive a royalty initially equal to 7.5% of global net sales of the Company’s products (subject to a lower rate for net sales by specified licensees outside the United States), payable quarterly (the “Revenue Interest Payments”). The Company guaranteed the payment in full of the obligations under the Purchase Agreement. The Company’s obligations under the parent company guaranty and Global’s obligations under the Purchase Agreement and the Revenue Interests were secured by a perfected security interest on substantially all of the Company’s and its subsidiaries’ assets.

The Purchase Agreement was considered a sale of future revenues and was accounted for as long-term debt recorded at amortized cost. The Company initially recorded a revenue interest liability net of a debt discount comprised of $2.1 million of issuance and transaction costs, $0.1 million allocated to the option agreement liability discussed below, and $2.4 million related to the embedded derivative discussed below. The Company recognized interest expense associated with this liability.

The Company recorded $2.1 million of interest expense related to the Purchase Agreement for the three months ended March 31, 2025. Revenue Interest Payments made as a result of the Company’s net product sales reduced the revenue interest liability. Revenue Interest Payments for the three months ended March 31, 2025 were immaterial.

On December 15, 2025, the Company entered into a payoff letter with the Purchasers and the Agent pursuant to which the Purchase Agreement and the Option Agreement were terminated in their entirety (the “Payoff Letter”). As consideration for the termination of these agreements and the satisfaction of all obligations thereunder, the Company paid $38.0 million in cash and issued 5,725,190 shares of the Company’s Common Stock. The shares were measured at their fair value of $7.5 million based on the closing market price of Common Stock on the settlement date. The cash payment was funded with proceeds from a senior secured term loan facility with Avenue Venture Opportunities Fund II, L.P. (see Note 6, Debt). The extinguishment was accounted for as a debt extinguishment under ASC 470-50. Upon termination, all liens and security interests previously granted to the Purchasers and the Agent were released and the Company was relieved of any further obligations to the Purchasers.

Embedded Derivative Liability

The put option under the Purchase Agreement, exercisable by the Purchasers upon certain contingent events (the “Put Option”), was determined to be an embedded derivative requiring bifurcation and separately accounted for as a single compound derivative instrument, or the Contingent derivative liability. At May 12, 2023, the Company recorded the initial fair value of the Contingent derivative liability of $2.4 million as a debt discount. On March 11, 2024, upon the issuance of the second installment of the Purchase Agreement of $20.0 million, the Company estimated the fair value of the embedded derivative and recorded a $1.6 million increase in fair value as a debt discount. The debt discount was amortized to interest expense. In connection with the termination of the Purchase Agreement in December 2025, the embedded derivative was extinguished and derecognized.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Option Agreement

In connection with the Purchase Agreement, the Company also entered into an option agreement with TPC Investments III LP and TPC Investment Solutions LP (the “Option Agreement”), which gave TPC Investments III LP and TPC Investment Solutions LP (the “Holders”) the right to purchase, in the aggregate, up to $10.0 million worth of shares of Common Stock (the “Option”) at a purchase price per share equal to the greater of $7.50, or the 15 day volume-weighted average price as of the exercise date, exercisable in cash only at any time prior to the earlier of (i) December 31, 2026 and (ii) the closing date of a corporate reorganization. The Holders also received certain registration rights relating to the shares underlying the Option pursuant to the Option Agreement. The Holders purchased $1,950,000 shares of Common Stock in the Offering, as defined in Note 7. The Option granted to the Holders represented a freestanding instrument separate from the Purchasers’ commitments outlined in the Purchase Agreement. The Option Agreement did not qualify for the equity contract scope exception under ASC 815-40 and the Company recorded the Option as a liability (“Option Agreement liability”) on the condensed consolidated balance sheets at an initial fair value of $55 thousand, and subsequent changes in the fair value were recognized in the condensed consolidated statements of operations and comprehensive (loss) income at each reporting date. In connection with the termination of the Purchase Agreement in December 2025, the Option Agreement was terminated and no right to purchase Common Stock remains outstanding.

6. Debt

On December 15, 2025, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Avenue Venture Opportunities Fund II, L.P. and its affiliates (the “Lenders”), as administrative agent and collateral agent, providing for a senior secured term loan facility (the “Term Loan Facility”) of up to $77.5 million in the aggregate that matures on December 1, 2029. At closing, the Company drew $40.0 million under the first tranche of the Term Loan Facility, the proceeds of which were used primarily to repay the outstanding liabilities under the Purchase Agreement, as discussed in Note 5. Additional tranches of up to $12.5 million and $25.0 million may be made available in the future, at the discretion of the Lenders, upon the satisfaction of specified revenue, regulatory approval, and liquidity conditions. The Company is not obligated to draw any additional amounts.

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

In connection with the entry into the Term Loan Facility, the Company issued the Lenders warrants to purchase up to $5.0 million in Common Stock. In addition, the Lenders have the right, subject to certain conditions, to convert up to $2.5 million of outstanding principal into shares of Common Stock. See Note 7 for further details.

As of March 31, 2026, the Term Loan Facility is classified as long-term debt on the condensed consolidated balance sheets and is recorded at amortized cost, net of unamortized debt discounts and issuance costs. The debt discounts were recorded upon issuance as a result of the initial recognition of (i) Lender warrants classified as a liability and (ii) a bifurcated conversion feature

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

classified as a derivative liability, each discussed in Note 7.

Debt issuance costs and debt discounts are amortized to interest expense over the contractual term of the Term Loan Facility using the effective interest method. Changes in the fair value of the Lender warrants and the derivative liability are recognized in earnings in accordance with the accounting described in Note 7 and are not components of interest expense.

The carrying amount of the Term Loan Facility was as follows:

	March 31, 2026		December 31, 2025
($ in thousands)	Principal	Carrying Amount(a)	Principal	Carrying Amount(a)
Term Loan Facility due 2029(b)	$40,000	$40,146	$40,000	$40,000
Less: unamortized debt issuance costs		(1,145)		(1,220)
Less: unamortized debt discounts		(3,130)		(3,336)
		$35,871		$35,444

_____________________

(a) Principal payable in 24 consecutive monthly installments of $1.7 million beginning December 1, 2027, or December 1, 2028 if the second tranche is funded, with the final payment fee of $2.4 million due at maturity.

(b) Interest payable monthly beginning on January 1, 2026 under the Term Loan Facility.

As of March 31, 2026, the contractual maturities of long-term debt were as follows:

($ in thousands)	Maturities
2026	$—
2027	1,667
2028	20,000
2029(a)	20,696
Total	$42,363

_____________________

(a) Includes a contractual final payment of $2.4 million due at maturity.

7. Stockholders’ Equity and Warrants

Public Offerings

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

Equity Line Financing

On September 24, 2024, the Company entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. The Company controls the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. In consideration for entering into the Common Stock Purchase Agreement, the Company issued 115,705 shares of Common Stock (the “Commitment Shares”) to Lincoln Park. The Company did not receive any cash proceeds from the issuance of the Commitment Shares. The fair value of the Common Stock Purchase Agreement was measured on the issuance date based on the fair value of the Commitment Shares, which was the consideration given to Lincoln

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Park in exchange for entering into the agreement. The fair value of the Commitment Shares on the issuance date was determined to be $0.7 million based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share. The Company recognized the fair value of the Commitment Shares as a non-current asset as a component of other long-term assets on the condensed consolidated balance sheets. The Common Stock Purchase Agreement is subsequently remeasured at each reporting date with changes in fair value recorded within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive (loss) income. Through March 31, 2026, the Company has sold 500,000 shares to Lincoln Park for aggregate gross proceeds of $2.5 million and as of March 31, 2026, the Company had $47.5 million in remaining availability for sales of Common Stock under the Common Stock Purchase Agreement. There were no purchases under the Common Stock Purchase Agreement during the three months ended March 31, 2026.

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

ATM Facilities

On September 1, 2022, the Company entered into a sales agreement with Jefferies LLC, acting as sales agent (the “Jefferies ATM Sales Agreement”) for the sale from time to time of up to $80.0 million of shares of Common Stock (the “Jefferies ATM Facility”). During the three months ended March 31, 2025, the Company sold an aggregate of 75,793 shares of Common Stock under the Jefferies ATM Facility at an average price of $5.04 per share for net proceeds of approximately $0.4 million.

On November 21, 2025, the Company delivered a notice to Jefferies LLC terminating the Jefferies ATM Sales Agreement, which termination became effective 10 days thereafter.

On December 16, 2025, the Company entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), acting as sales agent, or the TD Cowen ATM Facility, pursuant to which the Company may sell shares of Common Stock from time to time up to an aggregate offering price of $60.0 million. During the three months ended March 31, 2026, the Company sold an aggregate of 4,018,497 shares of Common Stock under the TD Cowen ATM Facility at an average price of $1.16 per share for net proceeds of approximately $4.6 million.

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Common Stock

In June 2025, the Company amended its Second Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 250,000,000 to 350,000,000.

The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through March 31, 2026, no dividends have been declared. The Loan Agreement limits the Company’s ability to pay cash dividends to the holders of Common Stock.

The holders of Common Stock are entitled to one vote for each share held with respect to all matters voted on by the common stockholders of the Company.

In the event of a reorganization of the Company, after payment to any preferred stockholders of their liquidation preferences, holders of Common Stock are entitled to share ratably in all remaining assets of the Company.

In December 2025, the Company issued 5,725,190 shares of Common Stock to affiliates of Oberland Capital Management LLC as partial consideration for the termination and extinguishment of the Purchase Agreement, as defined in Note 5. The shares were issued together with cash consideration and the payment of certain legal fees and satisfied all amounts owing under the Purchase Agreement, including the termination of the related Option Agreement. The shares were issued directly to the Purchase Agreement counterparties without a placement agent or underwriter, and the Company did not receive any cash proceeds from the issuance of Common Stock. The accounting for the Purchase Agreement extinguishment is described in Note 5.

On March 19, 2026, the Company entered into certain securities purchase agreements pursuant to which the Company agreed to issue and sell to certain investors in a registered direct offering 25,000,000 shares of Common Stock at a price of $0.80 per share (the “March 2026 Registered Direct Offering”). The net proceeds to the Company from the March 2026 Registered Direct Offering were approximately $18.3 million, after deducting the placement agent’s fees and offering expenses of approximately $0.4 million. The March 2026 Registered Direct Offering closed on March 20, 2026.

The Company’s senior secured Term Loan Facility includes an equity-settled conversion feature that permits the Lenders, at their option, to convert up to $2.5 million of outstanding principal into shares of Common Stock (the “Conversion Shares”) at a conversion price per share (the “Conversion Price”) equal to 130% of the Warrant Price (as defined below). As a result of the March 2026 Registered Direct Offering, which had a Common Stock offering price of $0.80 per share, the Warrant Price was reset to $0.80 per share; accordingly, the Conversion Price is $1.04 per share. No shares had been issued pursuant to this conversion feature as of March 31, 2026. See Note 6 for additional information.

The Company had reserved Common Stock for future issuances as follows:

	March 31,	December 31,
	2026	2025
Common Stock reserved for Contingent Earnout Shares	15,000,000	15,000,000
Common Stock reserved for the Common Stock Purchase Agreement	12,000,000	12,000,000
Common Stock reserved for TD Cowen ATM Facility(a)	—	54,000,000
Common stock reserved for Conversion Shares under the Loan Agreement(b)	2,403,846	1,800,000
Exercise of options outstanding under stock plans	17,315,516	18,004,681
Vesting of RSUs outstanding under stock plans	1,985,390	1,985,390
Options available for issuance under stock plans	9,270,695	4,581,530
Warrants to purchase Common Stock	44,566,803	42,569,928
	102,542,250	149,941,529

(a) On March 19, 2026, the Company delivered written notice to TD Cowen, that it was suspending and terminating the ATM Prospectus, relating to the sale of up to $60 million of Common Stock, that may be issued and sold pursuant to the Sales Agreement.

(b) As of March 31, 2026, Conversion Shares issuable are calculated as $2.5 million divided by the Conversion Price of $1.04 per share.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Preferred Stock

The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions and the certificate of designations. There were 20,000,000 shares designated as preferred stock and none were outstanding as of March 31, 2026 and December 31, 2025.

Warrants

The Company had the following Common Stock warrants outstanding:

	March 31,	December 31,
	2026	2025
Legacy Humacyte Common Stock Warrants	411,006	411,006
Private Placement Warrants	177,500	177,500
Public Warrants	5,000,000	5,000,000
October 2024 RDO Warrants	2,840,910	2,840,910
November 2024 RDO Warrants	1,404,494	1,404,494
October 2025 RDO Warrants	28,436,018	28,436,018
Loan Agreement Warrants(a)(b)	4,265,625	2,666,015
Total Common Stock Warrants	42,535,553	40,935,943

_______________________________________

(a) As of December 31, 2025, shares issuable are calculated as $3.4 million (base exercise value) divided by $1.28 per share.

(b) As of March 31, 2026, shares issuable are calculated as $3.4 million (base exercise value) divided by $0.80 per share. The exercise price reset from $1.28 in March 2026 in connection with the March 2026 Registered Direct Offering.

On April 5, 2025, October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock expired. On May 14, 2025, November 2024 RDO Warrants to purchase 1,404,494 shares of Common Stock expired. On October 6, 2025, in connection with the October 2025 Registered Direct Offering, the Company issued the October 2025 RDO Warrants to purchase 28,436,018 shares of Common Stock. Other than as disclosed above, there were no issuances, exercises or expirations of warrants during the three months ended March 31, 2026 or March 31, 2025.

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

Public and Private Placement Warrants

In connection with the Merger, which closed on August 26, 2021, the Company assumed 5,000,000 publicly-traded warrants (“Public Warrants”) and 177,500 private placement warrants issued to AHAC Sponsor LLC (the “Sponsor”), Oppenheimer & Co. Inc. and Northland Securities, Inc., in connection with AHAC’s initial public offering (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”). The Common Stock Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share. The Company evaluated the Common Stock Warrants to determine the appropriate financial statement classification upon the consummation of the Merger. The Common Stock Warrants are not mandatorily redeemable and are considered to be freestanding instruments as they are separately exercisable into Common Stock. As such, the Common Stock Warrants were not classified as liabilities under FASB ASC Topic 480, Distinguishing Liabilities from Equity. The Company then evaluated the Common Stock Warrants under FASB ASC Topic 815, Derivatives and Hedging.

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

The agreement governing the Common Stock Warrants includes a provision, the application of which could result in a different settlement value for the Private Placement Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Common Stock, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock” and therefore are not classified in stockholders’ equity. As the Private Placement Warrants met the definition of a derivative, the Company recorded these warrants as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive (loss) income at each reporting date.

The Private Placement Warrants were initially recognized as a liability on the Closing Date, at a fair value of $0.6 million. See Note 3, Fair Value Measurements, for a summary of the change in the fair value of the Private Placement Warrants during the three months ended March 31, 2026 and 2025. The remeasurement of the Private Placement Warrant liability to a fair value of $0 as of March 31, 2026 from a fair value of $15 thousand as of December 31, 2025 resulted in an insignificant non-cash gain for the three months ended March 31, 2026, compared to non-cash gain of $0.3 million for the three months ended March 31, 2025. The remeasurement of the Private Placement Warrant liability is classified within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive (loss) income.

The Private Placement Warrants were valued using the following assumptions under the Black-Scholes model:

	March 31,	December 31,
	2026	2025
Market price of public stock	$0.60	$0.96
Exercise price	$11.50	$11.50
Expected term (years)	0.41	0.65
Expected share price volatility	154.2%	178.6%
Risk-free interest rate	3.71%	3.54%
Estimated dividend yield	0%	0%

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

There is a provision related to fundamental transactions (defined in the Registered Direct Offering Warrants to include various merger and change in control transactions) that results in liability classification. As the Registered Direct Offering Warrants meet the definition of a derivative, the Company recorded these Registered Direct Offering Warrants as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive (loss) income at each reporting date.

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

The October 2024 RDO Warrants were initially recognized as a liability at a fair value of $15.2 million on the issuance date. The remeasurement of the October 2024 RDO Warrants liability to a fair value of $0.4 million as of March 31, 2026 from a fair value of $0.8 million as of December 31, 2025 resulted in a non-cash gain of $0.4 million for the three months ended March 31, 2026, compared to a non-cash gain of $10.3 million for the three months ended March 31, 2025.

The assumptions and data inputs used in the valuations are described below:

	March 31,	December 31,
	2026	2025
Market price of public stock	$0.61	$0.96
Exercise price	$5.28	$5.28
Expected term (years)	3.02	3.27
Expected share price volatility	104.3%	98.4%
Risk-free interest rate	3.74%	3.51%
Estimated dividend yield	0%	0%

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

The November 2024 RDO Warrants were initially recognized as a liability at a fair value of $6.1 million on the issuance date. The remeasurement of the November 2024 RDO Warrants liability to a fair value of $0.2 million as of March 31, 2026 from a fair value of $0.4 million as of December 31, 2025 resulted in a non-cash gain of $0.2 million for the three months ended March 31, 2026, compared to a non-cash gain of $5.4 million for the three months ended March 31, 2025.

The assumptions and data inputs used in the valuations are described below:

	March 31,	December 31,
	2026	2025
Market price of public stock	$0.61	$0.96
Exercise price	$5.34	$5.34
Expected term (years)	3.13	3.37
Expected share price volatility	103.8%	98.2%
Risk-free interest rate	3.75%	3.52%
Estimated dividend yield	0%	0%

The October 2025 RDO Warrants will become exercisable 180 days following the date of issuance, and will expire on April 7, 2031. The October 2025 RDO Warrants have an exercise price of $2.11 per share.

The October 2025 RDO Warrants were initially recognized as a liability at a fair value of $34.3 million on the issuance date. The remeasurement of the October 2025 RDO Warrants liability to a fair value of $9.1 million as of March 31, 2026 from a fair value of $16.4 million as of December 31, 2025 resulted in a non-cash gain of $7.3 million for the three months ended March 31, 2026.

The assumptions and data inputs used in the valuations are described below:

	March 31,	December 31,
	2026	2025
Market price of public stock	$0.61	$0.96
Exercise price	$2.11	$2.11
Expected term (years)	5.02	5.27
Expected share price volatility	92.0%	89.3%
Risk-free interest rate	3.92%	3.76%
Estimated dividend yield	0%	0%

See Note 3 for a summary of changes in the fair value of the RDO Warrants during the three months ended March 31, 2026 and March 31, 2025.

Loan Agreement Warrants

In connection with, and as consideration of the commitments under, the Term Loan Facility, the Company issued warrants to purchase shares of Common Stock to the Lenders (the “Loan Agreement Warrants”). See Note 6 for more details.

The Loan Agreement Warrants are a freestanding instrument that entitles the holders to purchase shares of Common Stock for an aggregate exercise price of up to $5.0 million. The warrants consist of a base exercise value of $3.4 million that was exercisable upon issuance and an additional exercise value of $1.6 million that becomes exercisable only upon the funding of Tranche 3 under the Term Loan Facility. The exercise price per share (the “Warrant Price”) was equal to the lower of (i) $1.28 per share or (ii) the price of any qualifying equity offering completed prior to March 31, 2026, subject to specified exclusions. As a result of the March 2026 Registered Direct Offering, which had a Common Stock offering price of $0.80 per share, the Warrant

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Price was reset to $0.80 per share. No further adjustments to the Warrant Price are permitted based on equity offerings consummated after March 31, 2026; however, the Warrant Price remains subject to customary anti-dilution adjustments under the warrant agreement (including for stock splits, stock dividends and similar events).

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

The Company estimated the fair value of the Loan Agreement Warrants liability using a Black-Scholes option-pricing model that required significant assumptions on expected volatility and expected term, and certain data inputs, including the Company’s common stock price, risk-free interest rate, and expected dividend yield. The estimated fair value of the warrants liability recognized at issuance was $2.2 million. The valuation reflected the base exercise value of the warrants and excluded the additional exercise value associated with Tranche 3, as the funding of Tranche 3 was contingent and not considered probable at issuance. The remeasurement of the Loan Agreement Warrants liability to a fair value of $1.1 million as of March 31, 2026 from a fair value of $1.7 million as of December 31, 2025 resulted in a non-cash gain of $0.6 million for the three months ended March 31, 2026. See Note 3 for a summary of the change in the fair value of the Loan Agreement Warrants during the three months ended March 31, 2026.

The assumptions and data inputs used in the valuations are described below:

	March 31,	December 31,
	2026	2025
Market price of public stock	$0.61	$0.96
Exercise price	$0.80	$1.28
Expected term (years)	4.71	4.96
Expected share price volatility	94.2%	91.0%
Risk-free interest rate	3.90%	3.73%
Estimated dividend yield	0%	0%

Contingent Earnout Liability

Following the Closing, former holders of Legacy Humacyte common and preferred shares are eligible to receive up to 15,000,000 additional shares of Common Stock issuable upon the satisfaction of specified post-closing market-based conditions (the “Contingent Earnout Shares”) in the aggregate, in two equal tranches of 7,500,000 shares of Common Stock per tranche. The first and second tranches are issuable if the closing volume weighted average price (“VWAP”) per share of Common Stock quoted on Nasdaq (or the exchange on which the shares of Common Stock are then listed), is greater or equal to $15.00 and $20.00, respectively, over any 20 trading days within any 30 consecutive trading day period.

Upon the Closing, the contingent obligation to issue Contingent Earnout Shares was accounted for as a liability (“Contingent Earnout Liability”) because the triggering events that determine the number of Contingent Earnout Shares required to be issued include events that are not solely indexed to the Common Stock. The estimated fair value of the total Contingent Earnout Shares

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

at the Closing on August 26, 2021 was $159.4 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over a 10-year period using the most reliable information available.

The remeasurement of the Contingent Earnout Liability to a fair value of $6.8 million as of March 31, 2026 from a fair value of $11.5 million as of December 31, 2025, resulted in a non-cash gain of $4.7 million for the three months ended March 31, 2026, compared to a non-cash gain of $49.7 million for the three months ended March 31, 2025. The remeasurement of the Contingent Earnout Liability is classified within Change in fair value of Contingent Earnout Liability in the condensed consolidated statements of operations and comprehensive (loss) income.

The assumptions and data inputs used in the valuations are described below:

	March 31,	December 31,
	2026	2025
Current stock price	$0.61	$0.96
Expected share price volatility	89.9%	88.7%
Risk-free interest rate	4.30%	4.18%
Estimated dividend yield	0%	0%
Expected term (years)	10.00	10.00

See Note 3 for a summary of the change in the fair value of the Contingent Earnout Liability during the three months ended March 31, 2026 and 2025.

Loan Agreement Conversion Derivative Liability

In connection with the Term Loan Facility and pursuant to the equity-settled conversion feature described above, the Lenders may jointly elect, at any time and from time to time after the closing date and prior to the payment in full of the loans, to convert up to $2.5 million of the principal amount of the term loans outstanding into Conversion Shares at the Conversion Price. The Conversion Price is equal to 130% of the Warrant Price, subject to the beneficial ownership limitation and other customary conditions.

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

The Company initially recognized the bifurcated conversion feature as a derivative liability, or the Loan Agreement conversion derivative liability, at fair value on the issuance date with an offset recorded as a debt discount within the Term Loan carrying amount, to be amortized to interest expense over the loan term using the effective interest method. The estimated fair value of the Loan Agreement conversion derivative liability at closing date was $1.1 million based on the Black-Scholes valuation model.

The remeasurement of the Loan Agreement conversion derivative liability to a fair value of $0.9 million at March 31, 2026 from a fair value of $0.9 million as of December 31, 2025 resulted in an immaterial non-cash loss for the three months ended March 31, 2026.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The assumptions and data inputs used in the valuations are described below:

	March 31,	December 31,
	2026	2025
Market price of public stock	$0.61	$0.96
Exercise price	$1.04	$1.66
Expected term (years)	3.67	3.92
Expected share price volatility	99.9%	96.5%
Risk-free interest rate	3.87%	3.64%
Estimated dividend yield	0%	0%

See Note 3 for a summary of the change in the fair value of the Loan Agreement Conversion Derivative Liability during the three months ended March 31, 2026.

8. Stock-based Compensation

At Closing, the 2021 Long-Term Incentive Plan, (the “2021 Plan”), and the 2021 Employee Stock Purchase Plan, (the “ESPP”), became effective. Under the 2021 Plan, the Company can grant non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance awards and other forms of equity-based awards. Under the ESPP, when and if implemented, eligible employees will be permitted to purchase shares of Common Stock at the lower of 85% of the closing trading price per share of Common Stock on the first day of the offering period or 85% of the closing trading price per share on the exercise date, which will occur on the last day of each offering period.

The 2021 Plan and ESPP provide that on January 1 of each year, the share reserve under the 2021 Plan and the ESPP will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. The Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the 2021 Plan on January 1, 2023. The 2021 Plan share reserve automatically increased on January 1, 2024 by 5,183,686 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2023. The 2021 Plan share reserve automatically increased on January 1, 2025 by 6,501,375 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2024. The 2021 Plan share reserve increased on January 1, 2026 by 4,000,000 shares, as determined by the Company’s board of directors, which was less than 5% of the number of shares of Common Stock outstanding on December 31, 2025. Since the inception of the ESPP, the Company’s board of directors has determined that there would be no automatic increase in the number of shares reserved under the ESPP. Effective April 17, 2025, the Company’s board of directors reduced the number of shares reserved under the ESPP to zero shares of Common Stock. As of March 31, 2026, 9,270,695 shares of Common Stock were available under the 2021 Plan.

Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended, (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, after the Closing no further awards were granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise retained their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of March 31, 2026, 16,176,340 and 3,124,566 shares of Common Stock remain reserved for outstanding options issued under the 2021 Plan and the 2015 Plan, respectively, and there were no shares of Common Stock outstanding under the 2005 Plan. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any outstanding awards and any awards available for grant under the 2021 Plan.

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

The Company estimated the fair value of the stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2026	2025
Estimated dividend yield	0%	0%
Expected share price volatility (weighted average and range, if applicable)	99.1% (98.9% to 99.8%)	92.2%
Risk-free interest rate (weighted average and range, if applicable)	3.91% (3.89% to 3.91%)	4.45%
Expected term of options (in years)	6.25	6.25

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of option activity under the Company’s stock option plans during the three months ended March 31, 2026 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2025	18,004,681	$4.25	7.7	$—
Granted	204,100	1.06
Exercised	—	0.00
Forfeited	(893,265)	4.19
Options outstanding at March 31, 2026	17,315,516	$4.21	7.8	$—
Vested and exercisable, March 31, 2026	8,490,916	$5.23	6.7	$—
Vested and expected to vest, March 31, 2026	17,315,516	$4.21	7.8	$—

The weighted-average grant-date fair value per share of options granted during the three months ended March 31, 2026 was $0.86.

In November 2025, the Company granted stock options to certain members of executive management under the 2021 Plan. The stock options have an exercise price of $1.23 per share, equal to the closing price of Common Stock at the grant date. The first one-third of the options became exercisable on February 14, 2026, after which one-third of the options will become exercisable on November 16, 2026, and the remaining one-third will become exercisable on November 16, 2027.

Restricted Stock Units (“RSUs”)

In November 2025, the Company granted RSUs to certain members of executive management and certain non-executive employees under the 2021 Plan. Each RSU represents a contingent right to receive one share of Common Stock upon vesting.

The RSUs vest based on continued service. The first 50% of the RSUs will vest on May 15, 2026, and the remaining 50% will vest on May 15, 2027. Unvested RSUs are forfeited upon termination of service. The Company does not issue shares or pay dividend equivalents with respect to RSUs until the awards vest.

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Grants outstanding at December 31, 2025	1,985,390	$1.23
Granted	—
Exercised	—
Forfeited	—
Grants outstanding at March 31, 2026	1,985,390	$1.23

Stock-based Compensation Expense

Stock-based compensation expense is included in research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive (loss) income based on where the associated employee compensation costs are generally classified.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table shows a summary of stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Stock options	$2,559	$2,487
Restricted stock units	611	—
Total stock-based compensation expense	$3,170	$2,487
Research and development	1,228	1,149
General and administrative	1,942	1,338
Total stock-based compensation expense	$3,170	$2,487

No stock-based compensation was capitalized to inventory during the three months ended March 31, 2026. As of March 31, 2026, total unrecognized stock-based compensation cost related to stock options was $21.0 million, which is expected to be recognized over a weighted-average period of 2.3 years. As of March 31, 2026, total unrecognized stock-based compensation cost related to unvested RSUs was approximately $1.5 million, which is expected to be recognized over a weighted-average period of approximately 0.6 years.

9. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of March 31, 2026. The Company’s effective federal and state tax rate for the three months ended March 31, 2026 and 2025 was 0%, primarily as a result of accumulating net operating losses for the fiscal year to date offset by the increase in the valuation allowance against the related deferred tax asset.

The Company did not record any income tax expense or benefit during the three months ended March 31, 2026 and 2025. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.

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

In December 2024, the FDA approved the Company’s BLA for urgent arterial repair following extremity vascular trauma when autologous vein use is not feasible. Based on the achievement of this milestone under the Duke License Agreement, the Company paid $0.5 million of license fee to Duke during the third quarter of 2025. Other payments to Duke under the Duke License Agreement were immaterial during the periods presented.

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

As of March 31, 2026 and December 31, 2025, the Company had received an aggregate Actual Award of $0.5 million under the JDRF Agreement upon execution of the agreement and achievement of various research and development milestones.

In accordance with the JDRF Agreement, the Company has agreed to pay JDRF:

•
a one-time royalty in an amount equal to four times the Actual Award, to be paid in three equal installments following the first commercial sale of any product containing the Company’s technology identified in the JDRF Agreement;
•
an additional royalty equal to the Actual Award at a specified payment date after net sales exceed $250 million; and

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

•
in the event of a license, sale or transfer of the Company’s rights to the product’s technology identified in the JDRF Agreement or a change of control transaction, a payment equal to 10% of any license or purchase price payments received by the Company up to an amount equal to four times the Actual Award (the “Royalty Cap”), less any previous royalty payments paid towards the Royalty Cap (the “JDRF Agreement Disposition Payment”). The JDRF Agreement Disposition Payment was determined to meet the definition of an embedded derivative requiring bifurcation and is measured at fair value each reporting period with changes in fair value recognized as other income (expense) in the condensed consolidated statements of operations and comprehensive (loss) income, classified in Change in fair value of derivatives.

The JDRF Agreement expires on the date on which the Company has paid all of the royalty payments described above. Either party may terminate the JDRF Agreement for cause by providing the other party with written notice and allowing the other party 30 days to cure such breach. JDRF may terminate the JDRF Agreement without cause by providing 90 days’ notice to the Company at any time after April 1, 2024. Royalties based on previously received milestone payments would remain due after a termination by JDRF without cause. As the royalties are contractually required to be paid upon achieving these milestones even after the termination of the JDRF Agreement, the Company determined that the JDRF Actual Award payments are to be classified as a liability in the condensed consolidated balance sheets. The JDRF liability related to the Actual Award payments is reported at amortized cost and is included in Other long-term liabilities in the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the carrying value of the JDRF liability was $0.6 million and $0.5 million, respectively. During the three months ended March 31, 2026, the Company recorded $0.1 million of interest expense related to the JDRF liability. During the three months ended March 31, 2025, interest expense related to the JDRF liability was insignificant.

Workforce Reduction

On April 28, 2025, the Company implemented a cost reduction action to reduce its workforce by 30 employees, cease recruitment of additional planned new hires, and reduce other operating expenses. The Company undertook these cost reductions to improve cash runway and to better align the Company’s organizational structure with its top business objectives. Employee severance costs associated with this action were $0.7 million, which were expensed during the second quarter of 2025. Employee severance costs included $0.6 million recognized in research and development expenses and $0.1 million recognized in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive (loss) income. There are no further costs associated with this cost reduction action expected to be incurred in the future.

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On November 18, 2024, James A. Cutshall filed a putative class action lawsuit, captioned Cutshall v. Humacyte, Inc., et al., No. 1:24-cv-00954 (the “Securities Litigation”), against the Company and certain of the Company’s officers in the United States District Court for the Middle District of North Carolina. The complaint in the Securities Litigation (the “Initial Complaint”) asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons and entities that purchased or otherwise acquired securities of the Company between May 10, 2024 and October 17, 2024, based on allegations that the defendants made or were responsible for false or misleading statements and omissions related to the BLA for the vascular trauma indication and to alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility. The Initial Complaint seeks a variety of relief, including unspecified compensatory damages, attorneys fees and costs. On January 31, 2025, the court appointed co-lead plaintiffs. On May 22, 2025, the co-lead plaintiffs filed the amended complaint in the Securities Litigation. The amended complaint expands the putative class to include persons and entities that purchased or otherwise acquired securities of the Company between August 14, 2023 and March 25, 2025. It alleges that the defendants made or were responsible for false or misleading statements and omissions related to the safety of Symvess, alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility, and the Company’s financial condition and liquidity. On July 25, 2025, defendants moved to dismiss the amended complaint in its entirety and with prejudice. On March 31, 2026, the court partially granted and partially denied the defendants’ motion to dismiss in the Securities Litigation. Claims about financial condition, liquidity and manufacturing facility deficiencies were dismissed without prejudice, while claims related to product safety misrepresentations and omissions were sustained at the pleading stage. Discovery on the remaining claims is expected to start shortly.

On January 7 and 10, 2025, putative stockholders of the Company filed two verified stockholder derivative actions in the United States District Court for the Middle District of North Carolina, captioned Silva v. Sebelius, et al., No. 1:25-cv-00005 (the “Silva Action”) and Misko v. Niklason, et al., No. 1:25-cv-00028 (the “Misko Action”). Each of these derivative actions was brought on behalf of the Company against certain of its current or former directors and officers, as well as Ayabudge LLC. The complaints in each action assert claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, based on a variety of allegations including claims that the defendants are responsible for any damages sustained by the Company as a result of the Securities Litigation. The Misko Action also includes a claim for contribution against certain defendants under Sections 10(b) and 21(d) of the Exchange Act for any liability the Company may sustain as a result of the Securities Litigation. On February 18, 2025, the court issued an order consolidating the Silva Action and the Misko Action (collectively, the “Consolidated Derivative Action”) and staying the defendants’ obligation to respond to any complaint in the Consolidated Derivative Action pending the submission of a proposed scheduling order. On March 11, 2025, the parties entered a joint motion to stay the Consolidated Derivative Action pending final resolution of the Securities Litigation, which the court granted. On April 21, 2026, the parties in the Consolidated Derivative Action filed a joint motion to stay the case pending a decision on summary judgment in the Securities Litigation. The court requested additional briefing explaining the need for this stay on April 24, 2026.

On December 19, 2024, the Company received a demand letter (the “2024 Demand Letter”) from a purported stockholder of the Company, demanding that the Board assert claims against certain of the Company’s current or former officers and directors for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, aiding and abetting, violations of Section 14(a) of the Exchange Act, and insider trading, based on a variety of allegations including claims that the Company’s current and former officers and directors are responsible for any damages sustained by the Company as a result of the Securities Litigation. On January 24, 2025, the Board appointed a demand evaluation committee to evaluate the claims made in the 2024 Demand Letter and report back to the full Board. On February 19, 2025, the purported stockholder who sent the 2024 Demand Letter filed a stockholder derivative action in the United States District Court for the Middle District of North Carolina, captioned Olson v. Niklason, et al., No. 1:25-cv-00123 (the “Olson Action”), alleging that the Company had refused his demand. The complaint in the Olson Action asserts substantive claims and allegations that are substantially similar to those asserted in the Consolidated Derivative Action. On April 22, 2025, the parties filed a joint motion to stay the Olson Action pending final resolution of the Securities Litigation, which the court granted. Similarly, in the Olson Action, a joint motion to stay was entered on April 21, 2026, with the court ordering additional briefing on April 24, 2026.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

On June 9, 2025, a putative stockholder of the Company filed a verified stockholder derivative action in the United States District Court for the District of Delaware, captioned Dusci v. Bamforth, et al., No. 1:25-cv-00722 (the “Dusci Action”). The complaint in the Dusci Action asserts substantive claims and allegations that are substantively similar to those asserted in the Consolidated Derivative Action and Olson Action. On September 8, 2025, the parties filed a joint stipulation to stay the Dusci Action pending final resolution of the Securities Litigation, which the court granted. On April 20, 2026, the parties filed another joint stipulation to continue the stay in the Dusci Action after the Court’s decision on the motion to dismiss in the Securities Litigation, which the court granted.

The Company disputes all claims asserted against it in the Securities Litigation and disputes that the plaintiffs in the Consolidated Derivative Action, the Dusci Action and Olson Action have standing to assert claims derivatively on its behalf. The Company is currently unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material. Although there can be no assurance of the outcome of these lawsuits, based on information known by management, the Company has not accrued any material liabilities related to these lawsuits in the consolidated financial statements, as a negative outcome is deemed not probable, nor is any range of loss estimable as of March 31, 2026. Since the outcome of these matters cannot be predicted with certainty, any associated costs could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

11. Related Party Transactions

Fresenius Medical Care investments and distribution agreement

In June 2018, the Company completed a $150 million financing transaction pursuant to which Fresenius Medical Care purchased shares of series D redeemable convertible preferred stock that at the Closing Date converted into 15,812,735 shares of Common Stock. In August 2021, Fresenius Medical Care invested $25 million as part of a private placement offering related to the Merger and received an additional 2.5 million shares of Common Stock.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In addition, the Company entered into a distribution agreement with Fresenius Medical Care in June 2018 which, as amended as of February 16, 2021, granted Fresenius Medical Care and its affiliates exclusive rights to develop outside the United States and European Union and commercialize outside of the United States the Company’s 6 millimeter x 42 centimeter ATEV and all improvements thereto, and modifications and derivatives thereof (including any changes to the length, diameter or configuration of the foregoing), for use in vascular creation, repair, replacement or construction, including renal replacement therapy for dialysis access, the treatment of peripheral artery disease, and the treatment of vascular trauma, but excluding coronary artery bypass graft (“CABG”), pediatric heart surgery, or adhering pancreatic islet cells onto the outer surface of the distribution product for use in diabetic patients. Within the United States, Fresenius Medical Care will collaborate with the Company in its commercialization of the product in the field, including adoption of the distribution product as a standard of care in patients for which such use is supported by clinical results and health economic analyses.

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

Under the distribution agreement, the Company granted an exclusive, sublicensable license to Fresenius Medical Care under the patents, know-how and regulatory materials controlled by the Company during the term to commercialize the distribution product in the field outside the United States, subject to the Company’s retained rights to carry out its obligations under the distribution agreement. The Company also granted a non-exclusive, sublicensable license to Fresenius Medical Care under the patents, know-how and regulatory materials controlled by the Company during the term to develop the distribution product in accordance with the terms of the distribution agreement. In addition, the Company granted to Fresenius Medical Care, among other things, a perpetual, irrevocable, non-exclusive sublicensable license under the patents and know-how that primarily relate to the distribution product or its manufacture and that were created, conceived or developed solely or jointly by or on behalf of Fresenius Medical Care in the performance of its activities under the distribution agreement.

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The distribution agreement will generally continue on a country-by-country basis until the later of (a) the tenth anniversary of the launch date of the distribution product in the relevant country or (b) the expiration of the last-to-expire valid claim of specified patents in such country. Each party is permitted to terminate the distribution agreement for insolvency of, or, under certain circumstances, including various cure periods, material breach by the other party. Subject to a cure period, Fresenius Medical Care may also terminate the distribution agreement in its entirety or on a country-by-country basis (i) for certain withdrawals of regulatory approval or (ii) for termination or expiration of any of the Company’s in-licenses that is necessary for the exercise of Fresenius Medical Care’s rights, or the satisfaction of its obligations, under the distribution agreement. In addition, Fresenius Medical Care may terminate the distribution agreement for convenience on a country-by-country basis upon not less than 12 months’ written notice to the Company, although Fresenius Medical Care is not permitted to give such notice prior to the end of the second year following launch of the distribution product in such country. Each party is required to indemnify one another for certain third-party claims.

As of March 31, 2026 and December 31, 2025, there were $0.2 million of royalties payable to Fresenius Medical Care, based on the Company’s product revenue recognized during the three months ended March 31, 2026 and the year ended December 31, 2025. On April 21, 2026, the Company and Fresenius further amended the distribution agreement. See Note 12, “Subsequent Events.

Agreements with Frenova Renal Research

In June 2024, the Company entered into a master services agreement with Frenova Renal Research (“Frenova”), a subsidiary of Fresenius Medical Care, that sets forth the terms by which the Company may engage Frenova to provide certain services for projects, with the services for each project being described in a separate statement of work. As of March 31, 2026, Frenova was engaged to perform clinical research services related to the Company’s V012 Phase 3 clinical trial. During the three months ended March 31, 2026 and March 31, 2025, amounts expensed under the Frenova agreement were insignificant. Amounts payable to Frenova were also insignificant as of March 31, 2026 and December 31, 2025, and were included in accrued expenses on the Company’s condensed consolidated balance sheets.

In July 2024, the Company entered into a service agreement with Fresenius Medical Care Deutschland GmbH (“Fresenius GmbH”), which provides medical scientific research services through Frenova. Frenova agreed to conduct a study to review patient data of adult hemodialysis patients who received treatment in certain European countries at dialysis centers that are part of Fresenius Medical Care AG. Fresenius Medical Care AG is the German parent company of Fresenius GmbH and ultimately of Fresenius Medical Care. During the three months ended March 31, 2026 and March 31, 2025, there was no expense recognized in relation to this agreement with Fresenius GmbH. As of March 31, 2026 and December 31, 2025, no amount payable to Fresenius GmbH was included in accounts payable on the Company’s condensed consolidated balance sheets.

Arrangements with Yale University

The Company’s President and Chief Executive Officer, Laura Niklason M.D., PhD., serves as an Adjunct Professor in Anesthesia at Yale University. As of March 31, 2026 and December 31, 2025, the Company was a party to license agreements with Yale University as described in Note 10, Commitments and Contingencies, above. Amounts expensed in relation to the license agreements with Yale University were insignificant during the three months ended March 31, 2026 and 2025. There was an insignificant amount payable to Yale as of both March 31, 2026 and December 31, 2025 included in accounts payable on the Company’s condensed consolidated balance sheets.

12. Subsequent Events

Third Amendment to Distribution Agreement with Fresenius Medical Care

On April 21, 2026, the Company entered into the Third Amendment to its distribution agreement with Fresenius Medical Care. Pursuant to the amendment, the Company has the sole right to develop and commercialize, and conduct all regulatory matters relating to, the Distribution Product (as defined in the distribution agreement, as amended) on a worldwide basis. In connection with the reversion of ex-U.S. rights to the Company, the Company will pay Fresenius low-single-digit royalties on

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

net sales of the Distribution Product outside the United States, subject to a two-year royalty-free period following launch of the Distribution Product in each applicable country. The Company will continue to pay royalties on net sales of the Distribution Product in the United States at rates ranging from mid-single digits to low double digits, and Fresenius remains obligated to support adoption of the Distribution Product as a standard of care in hemodialysis patients for which such use is supported by clinical results and health economic analyses.

Workforce Reduction and Operating Cost Reduction Plan

In May 2026, the Company implemented a plan to reduce its workforce by approximately 45 employees, defer additional planned new hires, and reduce other operating expenses. These reductions have been implemented thoughtfully, and the Company has retained key personnel, resources, and initiatives to meet its key corporate goals and milestones. These objectives include the continued growth of Symvess in the United States and the global commercial launch of Symvess outside of the United States, once approved; completion of the V012 Phase 3 pivotal trial of the ATEV in dialysis and the planned filing of a supplemental BLA with the FDA in the dialysis indication; and the commencement of a human study of the CTEV in CABG. The Company estimates that it will incur aggregate charges of approximately $0.8 million representing one-time cash expenditures for severance and other employee termination benefits, of which the majority is expected to be incurred during the second quarter of 2026.

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

We are initially using our proprietary, scientific technology platform to engineer and manufacture ATEVs. On December 19, 2024, the FDA granted full approval for the ATEV under the brand name Symvess® for use in adults as a vascular conduit for extremity arterial injury when urgent revascularization is needed to avoid imminent limb loss, and autologous vein graft is not feasible. Our ATEVs are designed to be easily implanted into any patient without inducing a foreign body response or leading to immune rejection. We are developing a portfolio, or “cabinet,” of ATEVs with varying diameters and lengths. The ATEV cabinet would initially target the vascular repair, reconstruction and replacement market, including use in vascular trauma, AV access for hemodialysis and PAD. We are also developing the ATEV for CABG and pediatric heart surgery. Over the longer term, we are developing our ATEV for the delivery of cellular therapies, including pancreatic islet cell transplantation to treat Type 1 diabetes (our BioVascular Pancreas or BVP). We will continue to explore the application of our technology across a broad range of markets and indications, including the development of urinary conduit, trachea, esophagus and other novel cell delivery systems.

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

On April 21, 2026, we entered into the Third Amendment to our distribution agreement with Fresenius Medical Care. Pursuant to the amendment, we have the sole right to develop and commercialize, and conduct all regulatory matters relating to, the Distribution Product (as defined in the distribution agreement, as amended) on a worldwide basis. In connection with the reversion of ex-U.S. rights to us, we will pay Fresenius low-single-digit royalties on net sales of the Distribution Product outside the United States, subject to a two-year royalty-free period following launch of the Distribution Product in each applicable country. We will continue to pay royalties on net sales of the Distribution Product in the United States at rates ranging from mid-single digits to low double digits, and Fresenius remains obligated to support adoption of the Distribution Product as a standard of care in hemodialysis patients for which such use is supported by clinical results and health economic analyses.

We have incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $744.5 million and $726.8 million, respectively, and working capital of $47.4 million and $49.4 million, respectively. Our operating losses were approximately $28.9 million and $23.2 million for the three months ended March 31, 2026 and 2025, respectively.

Net cash flows used in operating activities were $25.1 million and $28.6 million during the three months ended March 31, 2026 and 2025, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we begin to commercialize Symvess and advance our product candidates.

As of March 31, 2026, we had cash and cash equivalents of $48.5 million and restricted cash of $0.4 million.

We will not have sufficient liquidity to fund our operations beyond one year from the issuance of these interim financial statements if we are unable to generate sufficient cash flows from commercial sales on a timely basis and/or obtain additional capital. These factors raise substantial doubt about our ability to continue as a going concern. See Note 1, Organization and Description of Business, to our accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this assessment.

Our need for additional capital will depend in part on the scope and costs of our development and commercial manufacturing activities and on the results of our ongoing commercial sales efforts. Since receiving FDA approval to commercialize Symvess in the vascular trauma indication, we generated $0.5 million and $1.4 million in product revenue for the three months ended March 31, 2026, and twelve months ended December 31, 2025, respectively. Our ability to generate sufficient product revenue to finance our operations will depend on the successful commercialization of Symvess and the advancement of our product candidates. Until such time, if ever, we expect to finance our operations primarily through the use of existing cash and cash equivalents, private or public equity financings, debt financings, debt refinancings or restructurings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we plan to implement a program to delay, reduce, suspend or cease our planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See “Risk Factors” for additional information.

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

Recent Developments

On March 4, 2026, we received a minimum purchase commitment of approximately $1.48 million of the Symvess ATEV to enable the education of surgeons, and the evaluation of Symvess by hospitals, in the Kingdom of Saudi Arabia. The evaluation of Symvess is planned to be conducted in parallel with ongoing negotiations with a KSA-based entity for establishment of a joint venture and license to commercialize Symvess within the country. We have agreed to not engage in negotiation of commercialization rights within the KSA with any other party through July 2, 2026. Although the purchase commitment described above is binding, the establishment of a joint venture and license and the finalization of definitive terms are subject to further negotiation between the parties as well as the execution of definitive agreements between the KSA-based entity and us.

On March 16, 2026, we filed a Marketing Authorization Application (“MAA”) with the Ministry of Health of the State of Israel for approval of Symvess for the vascular trauma indication. In response to requests from surgeons, we are also pursuing methods of making Symvess available on a hospital-by-hospital basis in advance of any future MAA approval in Israel.

On March 19, 2026, we delivered written notice to TD Cowen, that we were suspending and terminating the ATM Prospectus, relating to the sale of up to $60 million of Common Stock, that may be issued and sold pursuant to the Sales Agreement, dated as of December 16, 2025, by and between us and TD Cowen. We will not make any further sales of Common Stock pursuant to the Sales Agreement unless and until a new prospectus, prospectus supplement or registration statement is filed. Other than the suspension and termination of the ATM Prospectus, the Sales Agreement remains in full force and effect.

Also on March 19, 2026, we entered into certain securities purchase agreements, pursuant to which we agreed to issue and sell to certain investors in a registered direct offering 25,000,000 shares of Common Stock at a price of $0.80 per share. The net proceeds to us were approximately $18.3 million, after deducting the placement agent’s fees and estimated offering expenses payable by us. The offering closed on March 20, 2026.

As further disclosed in Note 12, Subsequent Events, to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report, on April 21, 2026, we entered into the Third Amendment to the distribution agreement with Fresenius Medical Care. Pursuant to the amendment, we have the sole right to develop and commercialize, and conduct all regulatory matters relating to, the Distribution Product (as defined in the distribution agreement, as amended) on a worldwide basis. In connection with the reversion of ex-U.S. rights to us, we will pay Fresenius low-single-digit royalties on net sales of the Distribution Product outside the United States, subject to a two-year royalty-free period following launch of the Distribution Product in each applicable country. We will continue to pay royalties on net sales of the Distribution Product in the United States at rates ranging from mid-single digits to low double digits, and Fresenius remains obligated to support adoption of the Distribution Product as a standard of care in hemodialysis patients for which such use is supported by clinical results and health economic analyses.

Also, as further disclosed in Note 12, in May 2026, we implemented a plan to reduce our workforce by approximately 45 employees, defer additional planned new hires, and reduce other operating expenses. These reductions have been implemented thoughtfully, and we have retained key personnel, resources, and initiatives to meet our key corporate goals and milestones. We estimate that we will incur aggregate charges of approximately $0.8 million representing one-time cash expenditures for severance and other employee termination benefits, of which the majority is expected to be incurred during the second quarter of 2026. We estimate net savings due to the workforce reductions and operating cost reductions, net of termination severance and benefits, totaling approximately $14.3 million during the remainder of 2026.

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

Prior to the recent commercialization of the ATEVs in the vascular trauma indication, all of our revenue was derived from government and other grants. During the three months ended March 31, 2026 and 2025, we have generated $0.5 million and $0.1 million, respectively, in product revenue from the sale of Symvess. The remainder of our revenue has been derived from contracts. From inception through March 31, 2026, we have been awarded grants, including grants from the California Institute of Regenerative Medicine, the National Institutes of Health, and the Department of Defense, to support our development, production scaling and clinical trials of our product candidates.

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

Cost of goods sold

Cost of goods sold consists of manufacturing costs associated with the production of Symvess, including materials, direct labor and manufacturing-related overhead. Cost of goods sold also includes royalty expense related to product sales, overhead associated with unused production capacity, and inventory reserves recorded to adjust inventory to its estimated net realizable value. Prior to FDA approval of Symvess for the vascular trauma indication in December 2024, manufacturing and material costs incurred in connection with product development were expensed as research and development costs as incurred, as commercialization and future economic benefit were not yet considered probable. Beginning in 2025, following commercialization of Symvess, certain manufacturing-related payroll and overhead costs previously included within research and development expenses were capitalized to inventory and recognized in cost of goods sold as product is sold. During the three months ended March 31, 2026, we recorded an inventory reserve to adjust certain inventory balances to the estimated net realizable value, which is reflected within cost of goods sold in the condensed consolidated statements of operations and comprehensive (loss) income.

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

Other Income (Expense), Net

Total other income (expense), net consists of (i) the change in fair value of the Contingent Earnout Liability that was accounted for as a liability as of the date of the Merger and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents, (iii) interest expense incurred on our Term Loan Facility, finance leases, and our former Purchase Agreement during the periods each were outstanding, and (iv) the change in fair value of our derivative liabilities and assets, including the private placement Common Stock warrant liabilities related to the Private Placement Warrants, which we assumed in connection with the Merger; Common Stock warrant liabilities related to our Registered Direct Offerings; the warrant liability related to the Loan Agreement; the former contingent derivative liability related to the terminated Purchase Agreement; a former liability related to a freestanding option agreement related to the terminated Purchase Agreement; a derivative liability related to our agreement with JDRF; a derivative liability related to the Loan Agreement; and a derivative asset related to our Common Stock Purchase Agreement, all of which are subject to remeasurement to fair value at each balance sheet date each liability is outstanding, resulting in a non-cash gain or loss.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Revenue:
Product revenue, net	$493	$147	$346	n/m*
Contract revenue	2	370	(368)	(99)%
Total revenue	495	517	(22)	(4)%

Operating expenses:
Cost of goods sold	2,038	147	1,891	n/m
Research and development	19,462	15,418	4,044	26%
General and administrative	7,930	8,136	(206)	(3)%
Total operating expenses	29,430	23,701	5,729	24%
Loss from operations	(28,935)	(23,184)	(5,751)	25%

Other income (expense), net:
Interest income	330	662	(332)	(50)%
Change in fair value of Contingent Earnout Liability	4,732	49,731	(44,999)	(90)%
Interest expense	(2,271)	(3,000)	729	(24)%
Change in fair value of derivatives	8,525	14,930	(6,405)	(43)%
Total other income, net	11,316	62,323	(51,007)	(82)%
Net (loss) income	$(17,619)	$39,139	$(56,758)	(145)%

____________________

* n/m - not meaningful

Revenue

Total revenue was $0.5 million for the three months ended March 31, 2026, compared to $0.5 million revenue for the three months ended March 31, 2025. Revenue for the three months ended March 31, 2026 consisted primarily of product revenue from sales of Symvess in the United States. Revenue for the three months ended March 31, 2025 consisted of $0.1 million of product revenue from sales of Symvess in the United States and $0.4 million of revenue earned related to research and development services pursuant to a research contract with a large medical technology company.

Cost of goods sold

Cost of goods sold was $2.0 million for the three months ended March 31, 2026, compared to $0.1 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, cost of goods sold included a $1.6 million inventory reserve recorded to reduce certain inventory balances to their estimated net realizable value in connection with the initial commercialization of Symvess, excess capacity recorded as an expense, and royalty expense related to product sales.

Research and Development Expenses

The following table discloses the breakdown of research and development expenses for the periods indicated:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$	%
Direct Expenses
Vascular Trauma	$185	$227	$(42)	(19)%
AV Access	1,230	1,203	27	2%
Total	1,415	1,430	(15)	(1)%
Unallocated Expenses
External services	834	1,665	(831)	(50)%
Materials and supplies	4,303	—	4,303	100%
Payroll and personnel expenses	9,793	9,545	248	3%
Other research and development expenses	3,117	2,778	339	12%
Total	18,047	13,988	4,059	29%
Total research and development expenses	$19,462	$15,418	$4,044	26%

Research and development expenses were $19.5 million for the three months ended March 31, 2026, representing an increase of $4.0 million, or 26%, from $15.4 million for the three months ended March 31, 2025. The increase was primarily driven by a $4.3 million increase in materials, primarily from non-commercial manufacturing runs associated with the CTEV and process improvement designed to reduce cost of goods sold going forward, and supplies expense, partially offset by $0.8 million decrease in external services.

General and Administrative Expenses

General and administrative expenses were $7.9 million and $8.1 million for the three months ended March 31, 2026 and 2025, respectively, and were relatively flat year-over-year.

Total Other Income (Expense), net

Total other income, net was $11.3 million for the three months ended March 31, 2026 compared to total other income, net of $62.3 million for the three months ended March 31, 2025. The $51.0 million decrease in other income, net was primarily driven by lower non-cash gains, including a $45.0 million decrease from the fair value remeasurement of the Contingent Earnout Liability and a $6.4 million decrease from the fair value remeasurement of derivative liabilities.

Liquidity and Capital Resources

Sources of Liquidity

Although we are a commercial-stage biotechnology platform company, we have a single product approved for commercial sale and have generated $0.5 million and $1.4 million, respectively, in product revenue from the sale of Symvess during the three months ended March 31, 2026 and twelve months ended December 31, 2025 respectively.

We have historically financed our operations primarily through the sale of equity securities and convertible debt, borrowings under loan facilities, including the Term Loan Facility, the Purchase Agreement, and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $744.5 million and $726.8 million, respectively.

As of March 31, 2026 and December 31, 2025, we had working capital of $47.4 million and $49.4 million, respectively. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $48.5 million and $50.5 million, respectively, and restricted cash of $0.4 million as of both dates.

We will not have sufficient liquidity to fund our operations beyond one year from the issuance of these interim financial statements if we are unable to generate sufficient cash flows from commercial sales on a timely basis and/or obtain additional capital. These factors raise substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to generate cash flows from the sale of Symvess and raise additional capital to finance our operations. As further disclosed in Note 12, in May 2026, we implemented a plan to reduce our workforce by approximately 45 employees, defer additional planned new hires, and reduce other operating expenses. These reductions have been implemented thoughtfully, and we have retained key personnel, resources, and initiatives to meet our key corporate goals and milestones. We plan to seek additional funding through private or public equity financings, debt financings, debt refinancings or restructurings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Adequate additional capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we plan to implement a program that delays, reduces, suspends or ceases certain of our planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. The accompanying unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. See Note 1, Organization and Description of Business, to our accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this assessment.

On September 24, 2024, we entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provides that, subject to the terms and conditions set forth in the Common Stock Purchase Agreement, we have the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. We control the timing and amount of any sales to Lincoln Park. As of March 31, 2026, we had completed sales of shares under the Common Stock Purchase Agreement that provided $2.5 million in gross proceeds, and as of March 31, 2026 we had $47.5 million in remaining availability for sales of our Common Stock under our Common Stock Purchase Agreement with Lincoln Park.

On March 25, 2025, we entered into an underwriting agreement in connection with the 2025 Public Offering. The net proceeds to us from the 2025 Public Offering were approximately $46.7 million, after deducting underwriting discounts and commissions and offering expenses. The 2025 Public Offering closed on March 27, 2025.

On October 6, 2025, we entered into a securities purchase agreement with institutional investors pursuant to which the investors purchased approximately $60.0 million of Common Stock and October 2025 RDO Warrants in the October 2025 Registered Direct Offering. The net proceeds to us from the October 2025 Registered Direct Offering were approximately $56.5 million, after deducting placement agent’s fees and offering expenses of approximately $3.5 million. The October 2025 Registered Direct Offering closed on October 8, 2025.

On December 15, 2025, we entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P., as administrative agent and collateral agent for the lenders, which provides for a Term Loan Facility of up to $77.5 million in the aggregate that matures on December 1, 2029. The Loan Agreement consists of (i) an initial term loan of $40.0 million, which was fully funded on December 15, 2025, (ii) a $12.5 million delayed draw term loan which will be made available between October 1, 2026 and March 31, 2027, subject to the satisfaction of certain revenue, regulatory approval and liquidity conditions, and (iii) a $25.0 million delayed draw term loan which will be made available at the discretion of the lenders between July 1, 2027 and June 30, 2028, subject to the satisfaction of certain revenue, regulatory approval and liquidity conditions. The proceeds from the initial term loan were used primarily to repay the remaining obligations under the Purchase Agreement, as discussed below.

On March 19, 2026, we entered into certain securities purchase agreements pursuant to which we agreed to issue and sell to certain investors in a registered direct offering 25,000,000 shares of Common Stock at a price of $0.80 per share (the “March 2026 Registered Direct Offering”). The net proceeds to us from the March 2026 Registered Direct Offering were approximately $18.3 million, after deducting the placement agent’s fees and offering expenses of approximately $0.4 million. The March 2026 Registered Direct Offering closed on March 20, 2026.

ATM Facilities

On September 1, 2022, we entered into a sales agreement with Jefferies LLC, acting as sales agent (the “Jefferies ATM Sales Agreement”), for the sale from time to time of up to $80.0 million of shares of Common Stock (the “Jefferies ATM Facility”). During the three months ended March 31, 2025, we sold an aggregate of 75,793 shares of Common Stock under the Jefferies ATM Facility at an average price of $5.04 per share for net proceeds of approximately $0.4 million. On November 21, 2025, we delivered a notice to Jefferies LLC terminating the Jefferies ATM Sales Agreement, which termination became effective 10 days thereafter.

On December 16, 2025, we entered into a sales agreement with TD Cowen, acting as sales agent (the “TD Cowen ATM Facility”), pursuant to which we may sell shares of Common Stock from time to time up to an aggregate offering price of $60.0 million. During the three months ended March 31, 2026, we sold an aggregate of 4,018,497 shares of Common Stock under the TD Cowen ATM Facility at an average price of $1.16 per share for net proceeds of approximately $4.6 million. On March 19, 2026, we suspended and terminated the ATM Prospectus pursuant to which shares had been sold under the TD Cowen ATM Facility.

Material Cash Requirements

Our known material cash requirements include: (1) the purchase of supplies and services that are primarily for research and development; (2) manufacturing and commercialization expenditures; (3) employee wages, benefits, and incentives; (4) financing lease payments (for additional information see below), and (5) debt service obligations under our senior secured Term Loan Facility (for additional information see below and Note 6, Debt, to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report). We have also entered into contracts with CROs primarily for clinical trials. These contracts generally provide for termination upon limited notice, and therefore we believe that our non-cancellable obligations under these agreements are not material. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, for example, legal contingencies, uncertain tax positions, and other matters.

Under the senior secured Term Loan Facility (see Note 6 to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report), we are required to make monthly interest payments beginning in January 2026 at a variable rate equal to the greater of 11.50% or the Wall Street Journal Prime Rate plus 4.50%. We are not required to make scheduled principal payments until December 1, 2027, or December 1, 2028 if the second tranche is funded, after which principal will be repaid in equal monthly installments through maturity in December 2029. In addition, the facility includes a contractual final payment fee of $2.4 million due at maturity. Because the interest rate is variable, our future interest expense and related cash interest payments may increase or decrease based on changes in rates. The Loan Agreement contains customary affirmative and negative covenants, certain liquidity requirements and customary events of default, and is secured by substantially all of our assets. See Note 6 to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.

As of March 31, 2026, we had non-cancellable purchase commitments of $27.8 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University, a distribution agreement with Fresenius Medical Care and our JDRF Agreement. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at March 31, 2026. For additional information regarding our agreement with Fresenius Medical Care, see Note 11, Related Party Transactions, to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report. For additional information regarding our agreements with Duke University, Yale University and JDRF, see Note 10 to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.

Leases

Our finance lease relates to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018. Our future contractual obligations under our lease agreement as of March 31, 2026 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$61,165	$2,428	$3,084	$7,234	$48,419

Future Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue to sell Symvess for the vascular trauma indication and seek marketing approval for Symvess in additional indications and for our product candidates in the United States and to obtain marketing approval for our 6 millimeter ATEV outside of the United States, (ii) continue clinical development of our 6 millimeter ATEV for use in AV access for hemodialysis and submit a BLA for FDA approval of an indication in AV access for hemodialysis, (iii) advance our pipeline in major markets, including PAD Phase 3 trials and continue preclinical development and advance to planned clinical studies in CABG and BVP for diabetes, and (iv) scale out our manufacturing facility as required to satisfy market demand. We will need additional funding in connection with these activities.

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the cost and timing of our future commercialization activities, including product manufacturing, marketing and distribution for Symvess in the United States, and any other product candidate for which we receive marketing approval in the future;
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

Until such time, if ever, as we are able to successfully commercialize Symvess and to develop and commercialize our product candidates, we expect to continue financing our operations through the sale of equity, debt, financings, debt refinancings or restructurings or through potential collaborations with other companies, other strategic transactions or government or other grants. Adequate capital may not be available to us when needed or on acceptable terms. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in additional fixed payment obligations. If we are unable to raise capital, we plan to implement a program that delays, reduces, suspends or ceases our planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition.

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net (loss) income	$(17,619)	$39,139
Non-cash adjustments to reconcile net (loss) income to net cash used in operating activities(a):	(6,180)	(58,176)
Changes in operating assets and liabilities:	(1,305)	(9,564)
Net cash used in operating activities	(25,104)	(28,601)
Net cash used in investing activities	(175)	(228)
Net cash provided by financing activities	23,321	46,739
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,958)	$17,910
Cash, cash equivalents and restricted cash at the beginning of the period	$50,850	$95,290
Cash, cash equivalents and restricted cash at the end of the period	$48,892	$113,200

(a) Primarily includes depreciation; amortization related to our leases; stock-based compensation expense; non-cash interest expense related to our revenue interest liability, our JDRF Award liability (defined above), and our Term Loan Facility (defined above); amortization of debt discount related to our Term Loan Facility; the changes in fair value of our Contingent Earnout Liability (defined above) and our derivative liabilities and asset; and inventory write-down to net realizable value.

Cash Flow from Operating Activities

The decrease in net cash used in operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by changes in inventories. The prior-year period reflected an increase in inventory as the Company began capitalizing inventory following FDA approval and the commercial launch of Symvess.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 and March 31, 2025 consisted of purchases of property and equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 consisted primarily of $18.7 million of net proceeds from our March 2026 Registered Direct Offering and $4.6 million of net proceeds from the issuance of stock under our TD Cowen ATM Facility. Net cash provided by financing activities for the three months ended March 31, 2025 consisted primarily of $47.0 million of net proceeds from our 2025 Public Offering.

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

An accounting estimate or assumption is considered critical if both (a) the nature of the estimate or assumption involves a significant level of estimation uncertainty, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our financial condition. There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, included in our Annual Report.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act (“Regulation S-K”), and may continue to qualify as such even after we no longer qualify as an emerging growth company. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company if (1) the market value of Common Stock held by non-affiliates is less than $250 million as of the last business day of the second fiscal quarter, or (2) our annual revenues in our most recent fiscal year completed before the last business day of the second fiscal quarter are less than $100 million and the market value of Common Stock held by non-affiliates is less than $700 million as of the last business day of the second fiscal quarter.

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

As of March 31, 2026, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See the section “Legal Matters” contained in Note 10, Commitments and Contingencies, in the notes to our accompanying condensed consolidated financial statements for additional information.

Item 1A. Risk Factors

Our risk factors are disclosed in Part I, Item 1A of our Annual Report. The risk factors set forth below supplement those disclosures and should be read together with the risk factors in our Annual Report. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report during the three months ended March 31, 2026 .

We may not successfully execute or achieve the expected benefits of cost-saving measures that we have taken or may take in the future, and our efforts may be disruptive and could adversely affect our business.

In May 2026, we implemented a plan to reduce our workforce by approximately 45 employees, defer additional planned new hires, and reduce other operating expenses. These reductions have been implemented thoughtfully, and we have retained key personnel, resources, and initiatives to meet our key corporate goals and milestones. From time to time, we also take actions intended to address the short-term health of our business as well as our long-term objectives based on our current estimates, assumptions and forecasts. These measures are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we are taking in connection with our current cost saving measures, as well as any additional actions we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Implementation of our current and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. Certain aspects of the cost saving measures, such as severance costs in connection with reducing our headcount, could negatively impact our cash flows. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or any of our strategic initiatives could result in reputation harm and could diminish confidence in, and the adoption or use of, Symvess and our products and product candidates, including our ATEVs and CTEVs.

We have received a notice of delisting or failure to satisfy a continued listing rule from Nasdaq. If we are unable to regain or maintain compliance, our common stock could be delisted, which could adversely affect our stock price, liquidity, and ability to raise capital.

On May 4, 2026, we received a letter from the staff of The Nasdaq Stock Market LLC providing notification that, for the 30 consecutive business days ended May 1, 2026, the bid price for the Company’s Common Stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until November 2, 2026, to regain compliance. To regain compliance, the closing bid price of the Common Stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before November 2, 2026. This notice has no immediate effect on the listing of the Common Stock, which continues to trade on The Nasdaq Global Select Market under symbol “HUMA,” or on our business operations or reporting obligations with the SEC. If we regain compliance, Nasdaq will provide us with written confirmation and will close the matter.

If we do not regain compliance during the initial compliance period, Nasdaq may issue a delisting determination with respect to our Common Stock, which could result in the delisting of our Common Stock from Nasdaq. We intend to monitor the bid price of the Common Stock and will consider options available to us to achieve compliance. However, there can be no assurance that we will regain compliance within the applicable compliance period or otherwise maintain compliance with Nasdaq’s continued listing requirements. Additionally, it is possible that the Public Warrants will be subject to delisting by Nasdaq if they do not satisfy applicable Nasdaq requirements. If our Common Stock or the Public Warrants are delisted from Nasdaq, the market liquidity for our Common Stock or the Public Warrants could be adversely affected and the trading price of our Common Stock or the Public Warrants could decline. A delisting could also make it more difficult for us to raise additional capital on acceptable terms, or at all, which could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Planned Reorganization

In May 2026, the Company implemented a plan to reduce its workforce by approximately 45 employees, defer additional planned new hires, and reduce other operating expenses. These reductions have been implemented thoughtfully, and the Company has retained key personnel, resources, and initiatives to meet its key corporate goals and milestones. These objectives include the continued growth of Symvess in the United States and the global commercial launch of Symvess outside of the United States, once approved; completion of the V012 Phase 3 pivotal trial of the ATEV in dialysis and the planned filing of a supplemental BLA with the FDA in the dialysis indication; and the commencement of a human study of the CTEV in CABG. The Company estimates that it will incur aggregate charges of approximately $0.8 million representing one-time cash expenditures for severance and other employee termination benefits, of which the majority is expected to be incurred during the second quarter of 2026. The Company estimates net savings due to the workforce reductions and operating cost reductions, net of termination severance and benefits, totaling approximately $14.3 million during the remainder of 2026. The Company does not believe these cost-saving measures will impair its ability to conduct any of its key business functions. However, the Company may not be able to realize all of the cost savings and benefits initially anticipated as a result of these actions, and costs may be greater than expected.

Director and Officer Trading Arrangements

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1

Third Amendment to Distribution Agreement, dated April 21, 2026, by and between Humacyte Global, Inc. and Fresenius Medical Care Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Humacyte, Inc.’s Current Report on Form 8-K, filed with the SEC on April 24, 2026).

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

101*

The following materials from Humacyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Notes to Condensed Consolidated Financial Statements (unaudited), and (vi) Cover Page.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 13th day of May, 2026.

HUMACYTE, INC.

Date: May 13, 2026	By:	/s/ Laura E. Niklason, M.D., Ph.D.
		Name:	Laura E. Niklason, M.D., Ph.D.
		Title:	President and Chief Executive Officer

	By:	/s/ Dale A. Sander
		Name:	Dale A. Sander
		Title:	Chief Financial Officer, Chief Corporate
Development Officer and Treasurer