Form 10-Q
period 2026-06-30
Humacyte, Inc.
filed 2026-08-12
CIK 1818382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, 277,798,105 shares of common stock, par value $0.0001, were issued and outstanding.

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
•
our plans, anticipated timeline and ability to file applications for, and obtain marketing approvals from, the United States (“U.S.”) Food and Drug Administration (“FDA”) and other regulatory authorities, including the European Medicines Agency (“EMA”) and Israel for our ATEVs and product candidates;
•
our plans and expectations regarding the results of our clinical trials, including our V012 Phase 3 clinical trial, and regarding our ongoing or planned clinical trials;
•
our ability to design, initiate and successfully complete clinical trials and other studies for our product candidates;
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
•
our expectations regarding our strategic partnership with Fresenius Medical Care Holdings, Inc. (“Fresenius Medical Care”);
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
•
our estimates regarding how long our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, capital expenditures and debt service obligations and our ability to continue as a going concern;
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

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statements are based on information current as of the date of this Quarterly Report and speak only as of the date on which such statements are made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated by these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report, our Quarterly Report on Form 10-Q for the three months ended March 31, 2026, filed with the SEC on May 13, 2026, and our Annual Report on Form 10-K for the year ended December 31, 2025, which we filed with the SEC on March 27, 2026. We disclaim any obligation, except as specifically required by law, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Humacyte, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands except for share and per share amounts)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$79,903	$50,497
Inventory, net	6,985	13,589
Accounts receivable	330	441
Prepaid expenses and other current assets	5,569	3,268
Total current assets	92,787	67,795

Restricted cash	209	209
Property and equipment, net	16,170	18,544
Finance lease right-of-use assets, net	28,249	29,146
Other long-term assets	672	672
Total assets	$138,087	$116,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,157	$5,404
Accrued expenses	9,273	10,540
Finance lease obligation, current portion	1,518	2,428
Total current liabilities	14,948	18,372

Long-term debt	36,324	35,444
Contingent Earnout Liability	9,478	11,492
Common stock warrant liabilities	15,651	19,392
Finance lease obligation, net of current portion	28,338	26,974
Other long-term liabilities	2,087	1,583
Total liabilities	106,826	113,257

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of June 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 550,000,000 and 350,000,000 shares authorized as of June 30, 2026 and as of December 31, 2025, respectively; 277,798,105 and 193,000,611 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	28	20
Additional paid-in capital	812,502	729,937
Accumulated deficit	(781,269)	(726,848)
Total stockholders’ equity	31,261	3,109
Total liabilities and stockholders’ equity	$138,087	$116,366

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(unaudited)

(in thousands except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$406	$100	$899	$247
Contract revenue	—	201	2	571
Total revenue	406	301	901	818

Operating expenses:
Cost of goods sold	1,231	213	3,269	360
Research and development	18,144	22,006	37,606	37,424
General and administrative	8,027	7,809	15,957	15,945
Total operating expenses	27,402	30,028	56,832	53,729
Loss from operations	(26,996)	(29,727)	(55,931)	(52,911)

Other income (expense), net:
Interest income	388	832	718	1,494
Interest expense	(2,321)	(2,545)	(4,592)	(5,545)
Change in fair value of Contingent Earnout Liability	(2,718)	(5,470)	2,014	44,261
Change in fair value of derivatives	(5,155)	(748)	3,370	14,182
Total other (expense) income, net	(9,806)	(7,931)	1,510	54,392
Net (loss) income and comprehensive (loss) income	$(36,802)	$(37,658)	$(54,421)	$1,481

Net (loss) income per share attributable to common stockholders, basic	$(0.16)	$(0.24)	$(0.25)	$0.01
Weighted-average shares outstanding used in computing net (loss) income per share attributable to common stockholders, basic	234,182,284	155,437,281	216,114,910	143,533,212

Net (loss) income per share attributable to common stockholders, diluted	$(0.16)	$(0.24)	$(0.25)	$0.01
Weighted-average shares outstanding used in computing net (loss) income per share attributable to common stockholders, diluted	234,182,284	155,437,281	216,114,910	143,664,424

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

(in thousands except for share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	193,000,611	$20	$729,937	$(726,848)	$3,109
Issuance of stock in registered direct offerings, net of issuance costs	25,000,000	3	18,316	—	18,319
Issuance of stock under TD Cowen ATM Facility, net of issuance costs	4,018,497	—	4,645	—	4,645
Stock-based compensation	—	—	3,170	—	3,170
Net loss	—	—	—	(17,619)	(17,619)
Balance as of March 31, 2026	222,019,108	$23	$756,068	$(744,467)	$11,624
Issuance of stock in public offering, net of issuance costs	54,761,905	5	53,796	—	53,801
Proceeds from the exercise of stock options	24,398	—	30	—	30
Issuance of stock upon vesting of restricted stock units	992,694	—	—	—	—
Stock-based compensation	—	—	2,608	—	2,608
Net loss	—	—	—	(36,802)	(36,802)
Balance as of June 30, 2026	277,798,105	$28	$812,502	$(781,269)	$31,261

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2024	130,027,509	$13	$633,333	$(686,015)	$(52,669)
Issuance of stock in public offering, net of issuance costs	25,000,000	3	46,657	—	46,660
Issuance of stock under Jefferies ATM Facility, net of issuance costs	75,793	—	370	—	370
Proceeds from the exercise of stock options	15,514	—	56	—	56
Stock-based compensation	—	—	2,487	—	2,487
Net income	—	—	—	39,139	39,139
Balance as of March 31, 2025	155,118,816	$16	$682,903	$(646,876)	$36,043
Issuance of stock under Jefferies ATM Facility, net of issuance costs	1,224,077		$3,233		$3,233
Stock-based compensation	—	—	2,434	—	2,434
Net loss	—	—	—	(37,658)	(37,658)
Balance as of June 30, 2025	156,342,893	$16	$688,570	$(684,534)	$4,052

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(54,421)	$1,481
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	2,679	2,645
Stock-based compensation expense	5,778	4,822
Change in fair value of Contingent Earnout Liability	(2,014)	(44,261)
Non-cash interest expense	434	4,367
Change in fair value of derivatives	(3,370)	(14,182)
Inventory reserve	2,295	—
Amortization expense	897	1,047
Non-cash operating lease costs	—	29
Amortization of debt discount	580	—
Changes in operating assets and liabilities:
Accounts receivable	111	(214)
Inventory	4,309	(10,968)
Prepaid expenses and other current assets	(2,301)	505
Accounts payable	(1,274)	2,147
Accrued expenses	(1,496)	(2,403)
Finance lease obligation	628	—
Operating lease obligation	—	(29)
Net cash used in operating activities	(47,165)	(55,014)
Cash flows from investing activities:
Purchase of property and equipment	(279)	(796)
Net cash used in investing activities	(279)	(796)
Cash flows from financing activities:
Proceeds from issuance of stock in public offering, net of underwriting fees	54,030	47,000
Payments of costs related to public offering	—	(340)
Proceeds from issuance of stock in registered direct offerings, net of placement agent fees	18,319	—
Proceeds from issuance of stock under ATM Facility, net of issuance costs	4,645	3,603
Proceeds from the exercise of stock options	30	56
Payments of finance lease principal	(174)	(1,414)
Net cash provided by financing activities	76,850	48,905
Net increase (decrease) in cash, cash equivalents and restricted cash	29,406	(6,905)
Cash, cash equivalents and restricted cash at the beginning of the period	50,850	95,290
Cash, cash equivalents and restricted cash at the end of the period	$80,256	$88,385

Supplemental disclosure of noncash activities:
Unpaid issuance costs in connection with public offering	$229	$—
Purchase of property and equipment in accounts payable and accrued expenses	$49	$—

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

Liquidity and Going Concern

Since its inception in 2004, the Company has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the reverse recapitalization described below, borrowings under loan facilities, proceeds from a revenue interest purchase agreement and, to a lesser extent, through product revenue, governmental and other grants. At June 30, 2026 and December 31, 2025, the Company had an accumulated deficit of $781.3 million and $726.8 million, respectively. The Company’s operating losses were $55.9 million and $52.9 million for the six months ended June 30, 2026 and 2025, respectively. Net cash flows used in operating activities were $47.2 million and $55.0 million during the six months ended June 30, 2026 and 2025, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s commercial launch of Symvess in the vascular trauma indication and other operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates and commercial operations.

On September 24, 2024, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Common Stock Purchase Agreement”). The Common Stock Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to sell to Lincoln Park shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate value of up to $50.0 million (the “Purchase Shares”) over a 24-month period through September 24, 2026. The Company controls the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. As of June 30, 2026, the Company had $47.5 million in remaining availability for sales of Common Stock under the Common Stock Purchase Agreement. There were no purchases made under the Common Stock Purchase Agreement during the three and six months ended June 30, 2026 and 2025.

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

On June 10, 2026, the Company entered into an underwriting agreement with Barclays Capital Inc., BTIG, LLC and Titan Partners Group LLC, a division of American Capital Partners, LLC, as representatives of the several underwriters named therein, relating to the issuance and sale in an underwritten offering (the “2026 Public Offering”) of 47,619,048 shares of Common Stock, at a price to the public of $1.05 per share (the “2026 Firm Shares”). The Company also granted the underwriters a 30-day option to purchase up to an additional 7,142,857 shares of Common Stock (the “2026 Option Shares”) at the same price as the 2026 Firm Shares, which the underwriters exercised on June 15, 2026. The net proceeds to the Company from the 2026 Public Offering, including the sale of the 2026 Option Shares, were approximately $53.8 million after deducting underwriting discounts and commissions and offering expenses. The sale of the 2026 Firm Shares closed on June 12, 2026 and the sale of the 2026 Option Shares closed on June 16, 2026.

As of June 30, 2026, the Company had available cash and cash equivalents of $79.9 million. The Company will not have sufficient liquidity to fund its operations beyond one year from the issuance of these condensed consolidated financial statements

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

if the Company is unable to generate sufficient cash flows from commercial sales on a timely basis and/or obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future viability of the Company is dependent on its ability to generate cash flows from the sale of Symvess and raise additional capital to finance its operations. As further disclosed in Note 10, Commitments and Contingencies, in May 2026, the Company implemented a plan to reduce its workforce by approximately 45 employees, defer additional planned new hires, and reduce other operating expenses. These reductions have been implemented thoughtfully, and the Company has retained key personnel, resources, and initiatives to meet its key corporate goals and milestones. The Company plans to seek additional funding through private or public equity financings, debt financings, debt refinancings or restructurings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Adequate additional capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, the Company plans to implement a program that delays, reduces, suspends or ceases certain of its planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on its business, prospects, operating results and financial condition. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026 and its results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period. The December 31, 2025 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.

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

As a single reportable segment entity, the Company’s segment performance measure is consolidated net (loss) income. Consolidated net (loss) income is used to monitor the budget versus actual results and to help make key operating decisions such as the allocation of budget between research and development and general and administrative expenses. Significant segment expenses within net (loss) income include cost of goods sold, research and development and general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations and comprehensive (loss) income. Other segment items within net (loss) income include interest income, interest expense, changes in the fair value of the Company’s Contingent Earnout Liability (as defined in Note 7, Stockholders’ Equity and Warrants), and changes in the fair value of derivatives.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Additional disaggregated significant segment expenses that are not separately presented on the Company’s condensed consolidated statements of operations and comprehensive (loss) income are presented below:

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Direct Expenses
Vascular Trauma	$94	$185	$279	$412
AV Access	1,374	1,541	2,604	2,744
Total	1,468	1,726	2,883	3,156
Unallocated Expenses
External services	1,147	1,232	1,981	2,897
Materials and supplies	3,505	8,386	7,807	8,386
Payroll and personnel expenses	8,949	9,087	18,743	18,632
Other research and development expenses	3,075	1,575	6,192	4,353
Total	16,676	20,280	34,723	34,268
Total research and development expenses	$18,144	$22,006	$37,606	$37,424

Direct expenses for the Company’s vascular trauma and arteriovenous (“AV”) access for hemodialysis indications include costs related to the Company’s clinical trials, including fees paid to clinical research organizations (“CROs”), consultants, clinical sites and investigators. Costs related to development activities which broadly support multiple programs using the Company’s technology platform, including personnel, materials and supplies cost prior to inventory capitalization, external services costs, and other internal expenses, such as facilities and overhead costs, are not allocated to individual research and development programs. Other research and development expenses reported in the table above include direct costs not identifiable with a specific product candidate, including costs associated with the Company’s research and development platform used across programs, process development, manufacturing analytics and preclinical research and development for prospective product candidates and new technologies.

Non-cash Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Depreciation expense	$1,337	$1,337	$2,679	$2,645
Stock-based compensation expense	2,608	2,434	5,778	4,921

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In early 2025, based on the Company’s assessment of the legal and regulatory process related to Symvess, the Company concluded that it met the criteria to capitalize expenditures as inventory. The Company capitalized $18.2 million of inventory as of June 30, 2026 and $22.5 million as of December 31, 2025. Inventory is stated at the lower of cost or net realizable value. The Company’s inventory is valued under the first in, first out method. Cost includes direct materials, direct labor and an allocation of manufacturing overhead. Raw and intermediate materials that may be used for either research and development or commercial purposes are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is used for research and development, it is expensed as research and development once that determination is made.

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

As of June 30, 2026 and December 31, 2025, the Company’s allowance for inventory obsolescence was $11.2 million and $8.9 million, respectively. Provision for inventory reserves and write-downs is recorded within cost of goods sold in the condensed consolidated statements of operations and comprehensive (loss) income. Cost of goods sold was $1.2 million and $3.3 million for the three and six months ended June 30, 2026, respectively, and included provisions of $0.7 million and $2.3 million, respectively, to increase the allowance for inventory obsolescence, as well as overhead related to unused production capacity, and royalty expense related to product sales. Cost of goods sold was $0.2 million and $0.4 million for the three and six months ended June 30, 2025.

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

The Company’s strategic pricing programs provide eligible customers with credits that may be applied to future purchases of Symvess. The Company has determined that the credits provide customers with a material right and allocates the transaction

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

price between Symvess and the material right based on their relative standalone selling prices. Consideration allocated to the material right is deferred and recognized as revenue when either the credit is applied to a future purchase of Symvess or expires unused. The impact of these programs on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2026 was not material.

Accounts receivable related to product sales were approximately $0.3 million and $0.4 million as of June 30, 2026, and December 31, 2025, respectively.

Contract Revenue

Contract revenue consists of revenue related to a single contract with a customer to recover contract expenses. The expenses incurred related to the contract are primarily classified as research and development expenses on the Company’s condensed consolidated statements of operations and comprehensive (loss) income. The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to the actual costs incurred compared to the total costs expected to be incurred to satisfy the performance obligation. The transfer of control occurs as the program expenses are incurred and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The transaction price is determined based on the milestones within the contract and there is no variable consideration. Accounts receivable related to the Company’s contract revenue were insignificant as of both June 30, 2026, and December 31, 2025.

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

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net (loss) income and comprehensive (loss) income for the three and six months ended June 30, 2026 and 2025.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, including amounts classified as restricted cash. Total cash balances exceeded balances insured by the Federal Deposit Insurance Corporation as of June 30, 2026 and December 31, 2025. The Company believes it mitigates this risk by monitoring the financial stability of the institutions holding material cash and cash equivalents balances. The Company maintains the majority of these balances at a Global Systemically Important Bank, as designated by the Financial Stability Board. The Company has cash equivalents that are invested in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies. The Company has not experienced any credit loss relating to its cash and cash equivalents.

The Company believes that credit risks associated with its customers and contractual partners are not significant and has not recorded an allowance for credit loss as of June 30, 2026.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, including certificates of deposit (“CDs”) purchased with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash deposits are held with financial institutions with investment-grade ratings in the U.S. Cash deposits typically exceed federally insured limits. As of June 30, 2026 and December 31, 2025, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investments in money market funds.

Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. As of June 30, 2026 and December 31, 2025, restricted cash consisted of $0.2 million in funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of the Company’s headquarters lease, and $0.1 million in cash balances held as collateral for the Company’s employee credit card program.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
($ in thousands)	2026	2025
Cash and cash equivalents	$79,903	$50,497
Restricted cash included in prepaid expenses and other current assets	144	144
Restricted cash included in long-term assets	209	209
Total cash, cash equivalents and restricted cash	$80,256	$50,850

Stock-based Compensation

The Company accounts for stock-based awards, including warrants issued as compensation, to employees and non-employees in accordance with ASC 718, Compensation—Stock Compensation. Stock-based awards are measured at the grant date based on the award’s fair value and recognized as compensation expense over the requisite service period, which is generally the vesting period.

For awards with graded vesting schedules, the Company recognizes compensation expense on a straight-line basis over the requisite period for each separately vesting tranche. For awards with performance-based vesting conditions, compensation expense is recognized over the requisite service period using the accelerated attribution method to the extent achievement of the performance-based condition is probable. The Company does not recognize compensation expense related to awards with performance-based vesting conditions until it is probable that the performance-based vesting condition will be achieved. Forfeitures are accounted for as they occur.

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

The following table presents the calculation of basic and diluted net (loss) income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net (loss) income	$(36,802)	$(37,658)	$(54,421)	$1,481
Less: Undistributed earnings allocated to participating securities	—	—	—	(67)
Net (loss) income attributable to common stockholders	$(36,802)	$(37,658)	$(54,421)	$1,414

Denominator:
Weighted-average common shares outstanding - basic	234,182,284	155,437,281	216,114,910	143,533,212
Dilutive effect of assumed conversion of options to purchase common stock	—	—	—	131,212
Weighted-average common shares outstanding - diluted	234,182,284	155,437,281	216,114,910	143,664,424

Net (loss) income attributable to common stockholders - basic	$(0.16)	$(0.24)	$(0.25)	$0.01
Net (loss) income attributable to common stockholders - diluted	$(0.16)	$(0.24)	$(0.25)	$0.01

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following potential shares of Common Stock were excluded from the computation of diluted net (loss) income per share for each period because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Exercise of options under stock plan	17,402,528	17,377,355	17,402,528	15,754,039
Vesting of RSUs under stock plan	1,053,911	—	1,053,911	—
Warrants to purchase Common Stock	42,625,223	10,669,100	42,580,388	12,374,207
Conversion shares issuable under the Loan Agreement	2,403,846	—	2,403,846	—
Exercise of option by underwriters	—	1,030,220	—	515,110

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

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosure requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2025-11 on the Company’s consolidated financial statements and related disclosures.

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025 approximated their fair values due to the short-term nature of these items.

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

The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of June 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$76,981	$—	$—	$76,981
Common Stock Purchase Agreement derivative asset	—	672	—	672
Total financial assets	$76,981	$672	$—	$77,653
Liabilities:
Contingent Earnout Liability	$—	$—	$9,478	$9,478
October 2024 RDO Warrants liability	—	—	657	657
November 2024 RDO Warrants liability	—	—	330	330
October 2025 RDO Warrants liability	—	—	13,144	13,144
Loan Agreement Warrants liability	—	—	1,520	1,520
Loan Agreement conversion derivative liability	—	—	1,207	1,207
JDRF Agreement derivative liability	—	—	229	229
Total financial liabilities	$—	$—	$26,565	$26,565

	Fair Value Measured as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$43,887	$—	$—	$43,887
Common Stock Purchase Agreement derivative asset	—	672	—	672
Total financial assets	$43,887	$672	$—	$44,559
Liabilities:
Contingent Earnout Liability	$—	$—	$11,492	$11,492
Private Placement Warrants liability	—	—	15	15
October 2024 RDO Warrants liability	—	—	862	862
November 2024 RDO Warrants liability	—	—	437	437
October 2025 RDO Warrants liability	—	—	16,356	16,356
Loan Agreement Warrants liability	—	—	1,722	1,722
Loan Agreement conversion derivative liability	—	—	850	850
JDRF Agreement derivative liability	—	—	216	216
Total financial liabilities	$—	$—	$31,950	$31,950

The fair value of the Contingent Earnout Liability (as defined in Note 7), liabilities associated with the Registered Direct Offering Warrants (as defined in Note 7), the derivative liability associated with the JDRF Agreement Disposition Payment (as defined in Note 10), Loan Agreement Warrants liability (as defined in Note 7), and Loan Agreement conversion derivative liability (as defined in Note 7) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair values of the Private Placement Warrants liability (as defined in Note 7), Loan Agreement Warrants liability (as defined in Note 7) and the liabilities associated with the Registered Direct Offering Warrants (as defined in Note 7) are included in common stock warrant liabilities on the condensed consolidated balance sheets. The fair values of the Loan

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Agreement conversion derivative liability and the derivative liability associated with the JDRF Agreement Disposition Payment are included in other long-term liabilities on the condensed consolidated balance sheets.

Common Stock Purchase Agreement

The Company evaluated the Common Stock Purchase Agreement and determined that the agreement should be accounted for in accordance with ASC 815-40, “Derivatives and Hedging—Contracts on an Entity’s Own Equity.” Accordingly, the Company recorded a derivative asset with an initial fair value based on the 115,705 shares of Common Stock issued to Lincoln Park as consideration for its irrevocable commitment to purchase up to $50.0 million in shares of Common Stock. The initial fair value of $0.7 million was based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share, and the derivative asset is reported as a component of long-term assets on the condensed consolidated balance sheets. Subsequent changes in the fair value of the derivative asset are dependent upon, among other things, changes in the closing share price of Common Stock, the quantity and purchase price of the shares purchased by Lincoln Park during the reporting period and the unused capacity under the Common Stock Purchase Agreement. The Common Stock Purchase Agreement is subsequently remeasured at each reporting date with changes in fair value recorded within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive (loss) income. There was no change in fair value of the derivative asset between December 31, 2025 and June 30, 2026, and the fair value of the Commitment Shares (as defined in Note 7) as of both June 30, 2026 and December 31, 2025 was $0.7 million.

Contingent Earnout Liability

The following table presents a summary of the changes in the fair value of the Contingent Earnout Liability:

	Contingent Earnout Liability
	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Fair value as of beginning of period	$(6,760)	$(21,230)	$(11,492)	$(70,961)
Change in fair value included in other income (expense), net	(2,718)	(5,470)	2,014	44,261
Fair value as of end of period	$(9,478)	$(26,700)	$(9,478)	$(26,700)

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The following table presents a summary of the changes in the fair value of the Contingent derivative liability:

	Contingent Derivative Liability
($ in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Fair value as of beginning of period	$(3,464)	$(2,415)
Change in fair value included in other income (expense), net	303	(746)
Fair value as of end of period	$(3,161)	$(3,161)

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

The following tables present a summary of the changes in the fair value of the Registered Direct Offering Warrants liabilities:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
($ in thousands)	October 2024 RDO Warrants	November 2024 RDO Warrants	October 2025 RDO Warrants	October 2024 RDO Warrants	November 2024 RDO Warrants	October 2025 RDO Warrants
Fair value as of beginning of period	$(430)	$(219)	$(9,081)	$(862)	$(437)	$(16,356)
Change in fair value included in other income (expense), net	(227)	(111)	(4,063)	205	107	3,212
Fair value as of end of period	$(657)	$(330)	$(13,144)	$(657)	$(330)	$(13,144)

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
($ in thousands)	October 2024 RDO Warrants	November 2024 RDO Warrants	October 2024 RDO Warrants	November 2024 RDO Warrants
Fair value as of beginning of period	$(2,147)	$(1,080)	$(12,437)	$(6,432)
Change in fair value included in other income (expense), net	(664)	(331)	9,626	5,021
Fair value as of end of period	$(2,811)	$(1,411)	$(2,811)	$(1,411)

Private Placement Warrants Liability

The Private Placement Warrants were valued using a Black-Scholes valuation model as of June 30, 2026 and December 31, 2025. For the comparable prior-year interim period, the Private Placement Warrants were valued using a Monte Carlo simulation model. In determining the fair value of the Private Placement Warrants liability, the Company utilized significant assumptions for expected volatility and expected term and data inputs including the current Common Stock price, risk-free rate, and expected dividend yield (see Note 7).

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability:

	Private Placement Warrants
	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Fair value as of beginning of period	$—	$(93)	$(15)	$(385)
Change in fair value included in other income (expense), net	—	(43)	15	249
Fair value as of end of period	$—	$(136)	$—	$(136)

Loan Agreement Warrants Liability

In determining the fair value of the Loan Agreement Warrants liability (as defined in Note 7), the Company used the Black-Scholes valuation model to estimate fair value utilizing significant assumptions for expected volatility and expected term and data inputs including the current Common Stock price, risk-free rate, and expected dividend yield (see Note 7).

The following table presents a summary of the changes in the fair value of the Loan Agreement Warrants liability:

	Loan Agreement Warrants
($ in thousands)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Fair value as of beginning of period	$(1,106)	$(1,722)
Change in fair value included in other income (expense), net	(414)	202
Fair value as of end of period	(1,520)	(1,520)

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

The following table presents a summary of the changes in the fair value of the Loan Agreement conversion derivative liability:

	Loan Agreement Conversion Derivative Liability
($ in thousands)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Fair value as of beginning of period	$(869)	$(850)
Change in fair value included in other income (expense), net	(338)	(357)
Fair value as of end of period	(1,207)	(1,207)

4. Inventory

As of June 30, 2026, the Company capitalized costs of $18.2 million associated with the manufacturing of Symvess as a result of regulatory approval and the Company’s determination that subsequent commercialization and future economic benefit from the sales of Symvess was probable.

During the three and six months ended June 30, 2026, the Company recorded $0.7 million and $2.3 million of inventory reserve expense in cost of goods sold to reduce certain inventory to its estimated net realizable value. The reserve reflects management’s assessment of forecasted demand, expected product shelf life, and other commercialization-related factors associated with the commercial launch of Symvess.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Inventory is stated at the lower of cost or net realizable value and consisted of the following:

	June 30,	December 31,
($ in thousands)	2026	2025
Raw materials	$4,445	$5,823
Work in progress	—	6,541
Finished goods	13,732	10,122
Total inventory	18,177	22,486
Less: inventory reserve	(11,192)	(8,897)
Inventory, net	$6,985	$13,589

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

The Company recorded $2.2 million and $4.3 million in interest expense related to the Purchase Agreement for the three and six months ended June 30, 2025, respectively. Revenue Interest Payments made as a result of the Company’s net product sales reduced the revenue interest liability. Revenue Interest Payments for the three and six months ended June 30, 2025 were immaterial.

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Option Agreement

In connection with the Purchase Agreement, the Company also entered into an option agreement with TPC Investments III LP and TPC Investment Solutions LP (the “Option Agreement”), which gave TPC Investments III LP and TPC Investment Solutions LP (the “Holders”) the right to purchase, in the aggregate, up to $10.0 million worth of shares of Common Stock (the “Option”) at a purchase price per share equal to the greater of $7.50, or the 15 day volume-weighted average price as of the exercise date, exercisable in cash only at any time prior to the earlier of (i) December 31, 2026 and (ii) the closing date of a corporate reorganization. The Holders also received certain registration rights relating to the shares underlying the Option pursuant to the Option Agreement. The Holders purchased 1,950,000 shares of Common Stock in the Company’s public underwritten offering that closed on March 5, 2024. The Option granted to the Holders represented a freestanding instrument separate from the Purchasers’ commitments outlined in the Purchase Agreement. The Option Agreement did not qualify for the equity contract scope exception under ASC 815-40 and the Company recorded the Option as a liability (“Option Agreement liability”) on the condensed consolidated balance sheets at an initial fair value of $55 thousand, and subsequent changes in the fair value were recognized in the condensed consolidated statements of operations and comprehensive (loss) income at each reporting date. In connection with the termination of the Purchase Agreement in December 2025, the Option Agreement was terminated and no right to purchase Common Stock remains outstanding.

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As of June 30, 2026, the Term Loan Facility is classified as long-term debt on the condensed consolidated balance sheets and is recorded at amortized cost, net of unamortized debt discounts and issuance costs. The debt discounts were recorded upon issuance as a result of the initial recognition of (i) Lender warrants classified as a liability and (ii) a bifurcated conversion feature classified as a derivative liability, each discussed in Note 7.

Debt issuance costs and debt discounts are amortized to interest expense over the contractual term of the Term Loan Facility using the effective interest method. Changes in the fair value of the Lender warrants and the derivative liability are recognized in earnings in accordance with the accounting described in Note 7 and are not components of interest expense.

The carrying amount of the Term Loan Facility was as follows:

	June 30, 2026		December 31, 2025
($ in thousands)	Principal	Carrying Amount(a)	Principal	Carrying Amount(a)
Term Loan Facility due 2029(b)	$40,000	$40,301	$40,000	$40,000
Less: unamortized debt issuance costs		(1,065)		(1,220)
Less: unamortized debt discounts		(2,912)		(3,336)
		$36,324		$35,444

_____________________

(a) Principal payable in 24 consecutive monthly installments of $1.7 million beginning December 1, 2027, or December 1, 2028 if the second tranche is funded, with the final payment fee of $2.4 million due at maturity.

(b) Interest payable monthly beginning on January 1, 2026 under the Term Loan Facility.

As of June 30, 2026, the contractual maturities of long-term debt were as follows:

($ in thousands)	Maturities
2026	$—
2027	1,667
2028	20,000
2029(a)	20,696
Total	$42,363

_____________________

(a) Includes a contractual final payment of $2.4 million due at maturity.

7. Stockholders’ Equity and Warrants

Public Offerings

On March 25, 2025, the Company entered into an underwriting agreement with TD Securities (USA) LLC, Barclays Capital Inc. and BTIG, LLC, as representatives of the several underwriters named therein, relating to the issuance and sale in an underwritten offering (the “2025 Public Offering”) of 25,000,000 shares of Common Stock, at a price to the public of $2.00 per share (the “2025 Firm Shares”). The Company also granted the underwriters a 30-day option to purchase up to an additional 3,750,000 shares of Common Stock at the same price as the 2025 Firm Shares, which the underwriters did not exercise. The net

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

proceeds to the Company from the 2025 Public Offering were approximately $46.7 million after deducting underwriting discounts and commissions and offering expenses. The 2025 Public Offering closed on March 27, 2025.

On June 10, 2026, the Company entered into an underwriting agreement with Barclays Capital Inc., BTIG, LLC and Titan Partners Group LLC, a division of American Capital Partners, LLC, as representatives of the several underwriters named therein, relating to the 2026 Public Offering. In the 2026 Public Offering, the Company sold the 2026 Firm Shares, consisting of 47,619,048 shares of Common Stock, at a price to the public of $1.05 per share. The Company also granted the underwriters a 30-day option to purchase up to an additional 7,142,857 shares of Common Stock at the same price as the 2026 Firm Shares, which the underwriters exercised on June 15, 2026. The net proceeds to the Company from the 2026 Public Offering, including the sale of the 2026 Option Shares, were approximately $53.8 million after deducting underwriting discounts and commissions and offering expenses. The sale of the 2026 Firm Shares closed on June 12, 2026 and the sale of the 2026 Option Shares closed on June 16, 2026.

Equity Line Financing

On September 24, 2024, the Company entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. The Company controls the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. In consideration for entering into the Common Stock Purchase Agreement, the Company issued 115,705 shares of Common Stock (the “Commitment Shares”) to Lincoln Park. The Company did not receive any cash proceeds from the issuance of the Commitment Shares. The fair value of the Common Stock Purchase Agreement was measured on the issuance date based on the fair value of the Commitment Shares, which was the consideration given to Lincoln Park in exchange for entering into the agreement. The fair value of the Commitment Shares on the issuance date was determined to be $0.7 million based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share. The Company recognized the fair value of the Commitment Shares as a non-current asset as a component of other long-term assets on the condensed consolidated balance sheets. The Common Stock Purchase Agreement is subsequently remeasured at each reporting date with changes in fair value recorded within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive (loss) income. Through June 30, 2026, the Company has sold 500,000 shares to Lincoln Park for aggregate gross proceeds of $2.5 million and as of June 30, 2026, the Company had $47.5 million in remaining availability for sales of Common Stock under the Common Stock Purchase Agreement. There were no purchases under the Common Stock Purchase Agreement during the three and six months ended June 30, 2026.

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

On October 6, 2025, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased 28,436,018 shares of Common Stock and the October 2025 RDO Warrants to purchase up to 28,436,018 shares of Common Stock in the October 2025 Registered Direct Offering (the “October 2025 Registered Direct Offering”). The purchase price for one share of Common Stock and one October 2025 RDO Warrant was $2.11. The net proceeds to the Company from the October 2025 Registered Direct Offering were approximately $56.5 million after deducting placement agent’s fees and offering expenses of approximately $3.5 million. The October 2025 Registered Direct Offering closed on October 8, 2025.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

ATM Facilities

On September 1, 2022, the Company entered into a sales agreement with Jefferies LLC, acting as sales agent (the “Jefferies ATM Sales Agreement”) for the sale from time to time of up to $80.0 million of shares of Common Stock (the “Jefferies ATM Facility”). During the six months ended June 30, 2025, the Company sold an aggregate of 1,299,870 shares of Common Stock under the ATM Facility at an average price of $2.86 per share for net proceeds of approximately $3.6 million after deducting sales commissions of approximately $0.1 million.

On November 21, 2025, the Company delivered a notice to Jefferies LLC terminating the Jefferies ATM Sales Agreement, which termination became effective 10 days thereafter.

On December 16, 2025, the Company entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), acting as sales agent, or the TD Cowen ATM Facility, pursuant to which the Company may sell shares of Common Stock from time to time up to an aggregate offering price of $60.0 million. During the six months ended June 30, 2026, the Company sold an aggregate of 4,018,497 shares of Common Stock under the TD Cowen ATM Facility at an average price of $1.16 per share for net proceeds of approximately $4.6 million. All such sales occurred during the first quarter of 2026.

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

Common Stock

In June 2026, the Company amended its Second Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 350,000,000 to 550,000,000.

The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through June 30, 2026, no dividends have been declared. The Loan Agreement limits the Company’s ability to pay cash dividends to the holders of Common Stock.

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

On June 10, 2026, the Company entered into an underwriting agreement with Barclays Capital Inc., BTIG, LLC and Titan Partners Group LLC, a division of American Capital Partners, LLC, as representatives of the several underwriters named therein, relating to the 2026 Public Offering. In the 2026 Public Offering, the Company sold the 2026 Firm Shares, consisting of 47,619,048 shares of Common Stock, at a price to the public of $1.05 per share. The Company also granted the underwriters a 30-day option to purchase up to an additional 7,142,857 shares of Common Stock at the same price as the 2026 Firm Shares, which the underwriters exercised on June 15, 2026. The net proceeds to the Company from the 2026 Public Offering, including the sale of the 2026 Option Shares, were approximately $53.8 million after deducting underwriting discounts and commissions and offering expenses. The sale of the 2026 Firm Shares closed on June 12, 2026 and the sale of the 2026 Option Shares closed on June 16, 2026.

The Company’s senior secured Term Loan Facility includes an equity-settled conversion feature that permits the Lenders, at their option, to convert up to $2.5 million of outstanding principal into shares of Common Stock (the “Conversion Shares”) at a conversion price per share (the “Conversion Price”) equal to 130% of the Warrant Price (as defined below). As a result of the March 2026 Registered Direct Offering, which had a Common Stock offering price of $0.80 per share, the Warrant Price was reset to $0.80 per share; accordingly, the Conversion Price is $1.04 per share. No shares had been issued pursuant to this conversion feature as of June 30, 2026. See Note 6 for additional information.

The Company had reserved Common Stock for future issuances as follows:

	June 30,	December 31,
	2026	2025
Common Stock reserved for Contingent Earnout Shares	15,000,000	15,000,000
Common Stock reserved for the Common Stock Purchase Agreement	12,000,000	12,000,000
Common Stock reserved for TD Cowen ATM Facility(a)	—	54,000,000
Common stock reserved for Conversion Shares under the Loan Agreement(b)	2,403,846	1,800,000
Exercise of options outstanding under stock plans	17,402,528	18,004,681
Vesting of RSUs outstanding under stock plans	1,053,911	1,985,390
Options available for issuance under stock plans	9,098,070	4,581,530
Warrants to purchase Common Stock	44,806,803	42,569,928
	101,765,158	149,941,529

(a) On March 19, 2026, the Company delivered written notice to TD Cowen, that it was suspending and terminating the ATM Prospectus, relating to the sale of up to $60 million of Common Stock, that may be issued and sold pursuant to the Sales Agreement.

(b) As of June 30, 2026, Conversion Shares issuable are calculated as $2.5 million divided by the Conversion Price of $1.04 per share.

Preferred Stock

The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions and the certificate of designations. There were 20,000,000 shares designated as preferred stock and none were outstanding as of June 30, 2026 and December 31, 2025.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Warrants

The Company had the following Common Stock warrants outstanding:

	June 30,	December 31,
	2026	2025
Legacy Humacyte Common Stock Warrants	411,006	411,006
Private Placement Warrants	177,500	177,500
Public Warrants	5,000,000	5,000,000
October 2024 RDO Warrants	2,840,910	2,840,910
November 2024 RDO Warrants	1,404,494	1,404,494
October 2025 RDO Warrants	28,436,018	28,436,018
Loan Agreement Warrants(a)(b)	4,265,625	2,666,015
Other warrants	240,000	—
Total Common Stock Warrants	42,775,553	40,935,943

_______________________________________

(a) As of December 31, 2025, shares issuable are calculated as $3.4 million (base exercise value) divided by $1.28 per share.

(b) As of June 30, 2026, shares issuable are calculated as $3.4 million (base exercise value) divided by $0.80 per share. The exercise price reset from $1.28 in March 2026 in connection with the March 2026 Registered Direct Offering.

On April 5, 2025, October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock expired. On May 14, 2025, November 2024 RDO Warrants to purchase 1,404,494 shares of Common Stock expired. On May 27, 2026, the Company issued warrants to purchase 240,000 shares of Common Stock pursuant to a service agreement. Other than as disclosed above, there were no issuances, exercises or expirations of warrants during the six months ended June 30, 2026 or 2025.

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

The Private Placement Warrants were initially recognized as a liability on the Closing Date, at a fair value of $0.6 million. The Private Placement Warrant liability was remeasured to a fair value of $0 as of June 30, 2026, compared with $15 thousand as of December 31, 2025. Changes in the fair value of the Private Placement Warrants liability resulted in no gain or loss and a non-cash loss of $43 thousand for the three months ended June 30, 2026 and 2025, respectively, and non-cash gains of $15 thousand and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. The remeasurement of the Private Placement Warrant liability is classified within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive (loss) income.

The Private Placement Warrants were valued using the following assumptions under the Black-Scholes model:

	June 30,	December 31,
	2026	2025
Market price of public stock	$0.78	$0.96
Exercise price	$11.50	$11.50
Expected term (years)	0.16	0.65
Expected share price volatility	144.8%	178.6%
Risk-free interest rate	3.74%	3.54%
Estimated dividend yield	0%	0%

See Note 3 for a summary of the changes in the fair value of the Private Placement Warrants during the three and six months ended June 30, 2026 and 2025.

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The October 2024 RDO Warrants were immediately exercisable. October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock had an exercise price of $5.28 per share, and expired 180 days from the date of issuance unexercised. The remaining October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock have an exercise price of $5.28 per share, and will expire 1640 days from the date of issuance.

The October 2024 RDO Warrants were initially recognized as a liability at a fair value of $15.2 million on the issuance date. The October 2024 RDO Warrants liability was remeasured to a fair value of $0.6 million as of June 30, 2026, compared with a fair value of $0.8 million as of December 31, 2025. Changes in the fair value of the October 2024 RDO Warrants liability resulted in non-cash losses of $0.2 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and non-cash gains of $0.2 million and $9.6 million for the six months ended June 30, 2026 and 2025, respectively.

The assumptions and data inputs used in the valuations are described below:

	June 30,	December 31,
	2026	2025
Market price of public stock	$0.78	$0.96
Exercise price	$5.28	$5.28
Expected term (years)	2.77	3.27
Expected share price volatility	109.6%	98.4%
Risk-free interest rate	4.06%	3.51%
Estimated dividend yield	0%	0%

The November 2024 RDO Warrants were immediately exercisable. November 2024 RDO Warrants to purchase 1,404,494 shares of Common Stock had an exercise price of $5.34 per share, and expired 180 days from the date of issuance unexercised. The remaining November 2024 RDO Warrants to purchase 1,404,494 shares of Common Stock have an exercise price of $5.34 per share, and will expire 1640 days from the date of issuance.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The November 2024 RDO Warrants were initially recognized as a liability at a fair value of $6.1 million on the issuance date. The November 2024 RDO Warrants liability was remeasured to a fair value of $0.3 million as of June 30, 2026, compared with a fair value of $0.4 million as of December 31, 2025. Changes in the fair value of the November 2024 RDO Warrants liability resulted in non-cash losses of $0.1 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and non-cash gains of $0.1 million and $5.0 million for the six months ended June 30, 2026 and 2025, respectively.

The assumptions and data inputs used in the valuations are described below:

	June 30,	December 31,
	2026	2025
Market price of public stock	$0.78	$0.96
Exercise price	$5.34	$5.34
Expected term (years)	2.88	3.37
Expected share price volatility	108.4%	98.2%
Risk-free interest rate	4.07%	3.52%
Estimated dividend yield	0%	0%

The October 2025 RDO Warrants are exercisable 180 days following the date of issuance, and will expire on April 7, 2031. The October 2025 RDO Warrants have an exercise price of $2.11 per share.

The October 2025 RDO Warrants were initially recognized as a liability at a fair value of $34.3 million on the issuance date. The October 2025 RDO Warrants liability was remeasured to a fair value of $13.1 million as of June 30, 2026, compared with a fair value of $16.4 million as of December 31, 2025. The change in the fair value of the October 2025 RDO Warrants liability resulted in a non-cash loss of $4.1 million and a non-cash gain of $3.2 million for the three and six months ended June 30, 2026, respectively.

The assumptions and data inputs used in the valuations are described below:

	June 30,	December 31,
	2026	2025
Market price of public stock	$0.78	$0.96
Exercise price	$2.11	$2.11
Expected term (years)	4.77	5.27
Expected share price volatility	98.0%	89.3%
Risk-free interest rate	4.19%	3.76%
Estimated dividend yield	0%	0%

See Note 3 for a summary of changes in the fair value of the RDO Warrants during the three and six months ended June 30, 2026 and 2025.

Loan Agreement Warrants

In connection with, and as consideration of the commitments under, the Term Loan Facility, the Company issued warrants to purchase shares of Common Stock to the Lenders (the “Loan Agreement Warrants”). See Note 6 for more details.

The Loan Agreement Warrants are a freestanding instrument that entitles the holders to purchase shares of Common Stock for an aggregate exercise price of up to $5.0 million. The warrants consist of a base exercise value of $3.4 million that was exercisable upon issuance and an additional exercise value of $1.6 million that becomes exercisable only upon the funding of Tranche 3 under the Term Loan Facility. The exercise price per share (the “Warrant Price”) was equal to the lower of (i) $1.28 per share or (ii) the price of any qualifying equity offering completed prior to March 31, 2026, subject to specified exclusions. As a result of the March 2026 Registered Direct Offering, which had a Common Stock offering price of $0.80 per share, the Warrant Price was reset to $0.80 per share. No further adjustments to the Warrant Price are permitted based on equity offerings

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

consummated after March 31, 2026; however, the Warrant Price remains subject to customary anti-dilution adjustments under the warrant agreement (including for stock splits, stock dividends and similar events).

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

The Company estimated the fair value of the Loan Agreement Warrants liability using a Black-Scholes option-pricing model that required significant assumptions on expected volatility and expected term, and certain data inputs, including the Company’s common stock price, risk-free interest rate, and expected dividend yield. The estimated fair value of the warrants liability recognized at issuance was $2.2 million. The valuation reflected the base exercise value of the warrants and excluded the additional exercise value associated with Tranche 3, as the funding of Tranche 3 was contingent and not considered probable at issuance. The Loan Agreement Warrants liability was remeasured to a fair value of $1.5 million as of June 30, 2026, compared with a fair value of $1.7 million as of December 31, 2025. The change in the fair value of the Loan Agreement Warrants liability resulted in a non-cash loss of $0.4 million and a non-cash gain of $0.2 million for the three and six months ended June 30, 2026, respectively.

The assumptions and data inputs used in the valuations are described below:

	June 30,	December 31,
	2026	2025
Market price of public stock	$0.78	$0.96
Exercise price	$0.80	$1.28
Expected term (years)	4.46	4.96
Expected share price volatility	99.8%	91.0%
Risk-free interest rate	4.18%	3.73%
Estimated dividend yield	0%	0%

See Note 3 for a summary of the changes in the fair value of the Loan Agreement Warrants during the three and six months ended June 30, 2026.

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Contingent Earnout Liability was remeasured to a fair value of $9.5 million as of June 30, 2026, compared with a fair value of $11.5 million as of December 31, 2025. Changes in the fair value of the liability resulted in non-cash losses of $2.7 million and $5.5 million for the three months ended June 30, 2026 and 2025, respectively, and non-cash gains of $2.0 million and $44.3 million for the six months ended June 30, 2026 and 2025, respectively. The remeasurement of the Contingent Earnout Liability is classified within Change in fair value of Contingent Earnout Liability in the condensed consolidated statements of operations and comprehensive (loss) income.

The assumptions and data inputs used in the valuations are described below:

	June 30,	December 31,
	2026	2025
Current stock price	$0.78	$0.96
Expected share price volatility	93.6%	88.7%
Risk-free interest rate	4.44%	4.18%
Estimated dividend yield	0%	0%
Expected term (years)	10.00	10.00

See Note 3 for a summary of the changes in the fair value of the Contingent Earnout Liability during the three and six months ended June 30, 2026 and 2025.

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

The Loan Agreement conversion derivative liability was remeasured to a fair value of $1.2 million as of June 30, 2026, compared with a fair value of $0.8 million as of December 31, 2025. The change in the fair value of the liability resulted in non-cash losses of $0.3 million and $0.4 million for the three and six months ended June 30, 2026, respectively.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The assumptions and data inputs used in the valuations are described below:

	June 30,	December 31,
	2026	2025
Market price of public stock	$0.78	$0.96
Exercise price	$1.04	$1.66
Expected term (years)	3.42	3.92
Expected share price volatility	104.9%	96.5%
Risk-free interest rate	4.16%	3.64%
Estimated dividend yield	0%	0%

See Note 3 for a summary of the changes in the fair value of the Loan Agreement Conversion Derivative Liability during the three and six months ended June 30, 2026.

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

The 2021 Plan and ESPP provide that on January 1 of each year, the share reserve under the 2021 Plan and the ESPP will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. The Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the 2021 Plan on January 1, 2023. The 2021 Plan share reserve automatically increased on January 1, 2024 by 5,183,686 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2023. The 2021 Plan share reserve automatically increased on January 1, 2025 by 6,501,375 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2024. The 2021 Plan share reserve increased on January 1, 2026 by 4,000,000 shares, as determined by the Company’s board of directors, which was less than 5% of the number of shares of Common Stock outstanding on December 31, 2025. Since the inception of the ESPP, the Company’s board of directors has determined that there would be no automatic increase in the number of shares reserved under the ESPP. Effective April 17, 2025, the Company’s board of directors reduced the number of shares reserved under the ESPP to zero shares of Common Stock. As of June 30, 2026, 9,098,070 shares of Common Stock were available under the 2021 Plan.

Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended, (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, after the Closing no further awards were granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise retained their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of June 30, 2026, 15,357,915 and 3,098,527 shares of Common Stock remain reserved for outstanding awards issued under the 2021 Plan and the 2015 Plan, respectively, and there were no shares of Common Stock outstanding under the 2005 Plan. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any outstanding awards and any awards available for grant under the 2021 Plan.

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

The Company grants options that include either a service-based or performance-based vesting condition, or both, and a 10-year contractual term. The service-based vesting condition for the plans is generally satisfied over 0 to 48 months from the date of grant. The performance-based vesting conditions are satisfied upon the attainment of certain product development milestones.

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

The Company estimated the fair value of the stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Estimated dividend yield	0%	0%	0%	0%
Expected share price volatility (weighted average and range, if applicable)	95.2% (93.3% to 100.4%)	94.8% (94.7% to 95.0%)	95.9% (93.3% to 100.4%)	92.8% (92.2% to 95.0%)
Risk-free interest rate (weighted average and range, if applicable)	4.23% (4.08% to 4.28%)	4.14% (4.06% to 4.26%)	4.17% (3.89% to 4.28%)	4.38% (4.04% to 4.45%)
Expected term of options (in years)	6.25	6.25	6.25	6.25

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of option activity under the Company’s stock option plans during the six months ended June 30, 2026 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2025	18,004,681	$4.25	7.7	$—
Granted	1,233,100	1.02
Exercised	(24,398)	1.23
Forfeited	(1,810,855)	3.53
Options outstanding at June 30, 2026	17,402,528	$4.10	7.3	$21
Vested and exercisable, June 30, 2026	9,425,011	$5.06	6.2	$—
Vested and expected to vest, June 30, 2026	17,402,528	$4.10	7.3	$21

The weighted-average grant-date fair value per share of options granted during the six months ended June 30, 2026 was $0.82.

Restricted Stock Units (“RSUs”)

The Company grants RSUs to certain members of executive management and certain non-executive employees under the 2021 Plan. Each RSU represents a contingent right to receive one share of Common Stock upon vesting.

The RSUs vest based on continued service, with specific vesting schedules varying by award. Unvested RSUs generally are forfeited upon termination of service, subject to the terms of the applicable award agreement. The Company issues shares with respect to RSUs only upon vesting.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Grants outstanding at December 31, 2025	1,985,390	$1.23
Granted	75,000	0.64
Vested	(992,694)	1.23
Forfeited	(13,785)	1.23
Grants outstanding at June 30, 2026	1,053,911	$1.19

Stock-based Compensation Expense

Stock-based compensation expense is included in research and development expense and general and administrative expense in the condensed consolidated statements of operations and comprehensive (loss) income based on where the associated employee compensation costs are generally classified.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table shows a summary of stock-based compensation expense related to stock options, warrants issued pursuant to a service agreement, and RSUs included in the condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Stock options	$2,130	$2,434	$4,689	$4,921
Restricted stock units	460	—	1,071	—
Warrants	18	—	18	—
Total stock-based compensation expense	$2,608	$2,434	$5,778	$4,921
Research and development	978	900	2,206	2,049
General and administrative	1,630	1,534	3,572	2,872
Total stock-based compensation expense	$2,608	$2,434	$5,778	$4,921

No stock-based compensation was capitalized to inventory during the three and six months ended June 30, 2026. As of June 30, 2026, total unrecognized stock-based compensation cost related to stock options was $17.7 million, which is expected to be recognized over a weighted-average period of 2.1 years. As of June 30, 2026, total unrecognized stock-based compensation cost related to unvested RSUs was approximately $1.1 million, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

9. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of June 30, 2026. The Company’s effective federal and state tax rate for the three and six months ended June 30, 2026 and 2025 was 0%, primarily as a result of accumulating net operating losses for the fiscal year to date offset by the increase in the valuation allowance against the related deferred tax asset.

The Company did not record any income tax expense or benefit during the three and six months ended June 30, 2026 and 2025. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.

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

As of June 30, 2026 and December 31, 2025, the Company had received an aggregate Actual Award of $0.5 million under the JDRF Agreement upon execution of the agreement and achievement of various research and development milestones.

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

The JDRF Agreement expires on the date on which the Company has paid all of the royalty payments described above. Either party may terminate the JDRF Agreement for cause by providing the other party with written notice and allowing the other party 30 days to cure such breach. JDRF may terminate the JDRF Agreement without cause by providing 90 days’ notice to the Company at any time after April 1, 2024. Royalties based on previously received milestone payments would remain due after a termination by JDRF without cause. As the royalties are contractually required to be paid upon achieving these milestones even after the termination of the JDRF Agreement, the Company determined that the JDRF Actual Award payments are to be classified as a liability in the condensed consolidated balance sheets. The JDRF liability related to the Actual Award payments is reported at amortized cost and is included in Other long-term liabilities in the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the carrying value of the JDRF liability was $0.7 million and $0.5 million, respectively. During the three and six months ended June 30, 2026, the Company recorded $0.1 million of interest expense related to the JDRF liability. During the three and six months ended June 30, 2025, interest expense related to the JDRF liability was insignificant.

Workforce Reduction

In April 2025, the Company implemented a cost reduction action to reduce its workforce by 30 employees, cease recruitment of additional planned new hires, and reduce other operating expenses. The Company undertook these cost reductions to improve cash runway and to better align the Company’s organizational structure with its top business objectives. Employee severance costs associated with this action were $0.7 million, which were expensed during the second quarter of 2025. Employee severance costs included $0.6 million recognized in research and development expenses and $0.1 million recognized in general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive (loss) income. There are no further costs associated with this cost reduction action expected to be incurred in the future.

In May 2026, the Company implemented a plan to reduce its workforce by approximately 45 employees, defer additional planned new hires, and reduce other operating expenses. The Company estimates that it will incur aggregate charges of approximately $0.8 million representing one-time cash expenditures for severance and other employee termination benefits, of which the majority has been incurred during the second quarter of 2026.

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On November 18, 2024, James A. Cutshall filed a putative class action lawsuit, captioned Cutshall v. Humacyte, Inc., et al., No. 1:24-cv-00954 (the “Securities Litigation”), against the Company and certain of the Company’s officers in the United States District Court for the Middle District of North Carolina. The complaint in the Securities Litigation (the “Initial Complaint”) asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons and entities that purchased or otherwise acquired securities of the Company between May 10, 2024 and October 17, 2024, based on allegations that the defendants made or were responsible for false or misleading statements and omissions related to the BLA for the vascular trauma indication and to alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility. The Initial Complaint seeks a variety of relief, including unspecified compensatory damages, attorneys fees and costs. On January 31, 2025, the court appointed co-lead plaintiffs. On May 22, 2025, the co-lead plaintiffs filed the amended complaint in the Securities Litigation. The amended complaint expands the putative class to include persons and entities that purchased or otherwise acquired securities of the Company between August 14, 2023 and March 25, 2025. It alleges that the defendants made or were responsible for false or misleading statements and omissions related to the safety of Symvess, alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility, and the Company’s financial condition and liquidity. On July 25, 2025, defendants moved to dismiss the amended complaint in its entirety and with prejudice. On March 31, 2026, the court partially granted and partially denied the defendants’ motion to dismiss in the Securities Litigation. Claims about financial condition, liquidity and manufacturing facility deficiencies were dismissed without prejudice, while claims related to product safety misrepresentations and omissions were sustained at the pleading stage. Discovery on the remaining claims commenced on June 4, 2026.

Between January 7 and June 9, 2025, several putative stockholders of the Company filed verified derivative actions against the Company (the “Derivative Actions”), all of which assert substantively similar claims and allegations. On January 7 and 10, 2025, putative stockholders of the Company filed two verified stockholder derivative actions in the United States District Court for the Middle District of North Carolina, captioned Silva v. Sebelius, et al., No. 1:25-cv-00005 (the “Silva Action”) and Misko v. Niklason, et al., No. 1:25-cv-00028 (the “Misko Action”). Each of these derivative actions was brought on behalf of the Company against certain of its current or former directors and officers, as well as Ayabudge LLC. The complaints in each action assert claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, based on a variety of allegations including claims that the defendants are responsible for any damages sustained by the Company as a result of the Securities Litigation. The Misko Action also includes a claim for contribution against certain defendants under Sections 10(b) and 21(d) of the Exchange Act for any liability the Company may sustain as a result of the Securities Litigation. On February 18, 2025, the court issued an order consolidating the Silva Action and the Misko Action (collectively, the “Consolidated Derivative Action”).

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On May 19, 2025, the Company received a demand letter (the “2025 Demand Letter”) from a purported stockholder of the Company, making demands and stating allegations substantially similar to those in the 2024 Demand Letter. The letter was referred to the demand evaluation committee for evaluation, and the demand evaluation committee recommended that the board of directors of the Company defer action on the demand until after the resolution of the pending motion to dismiss in the securities class action. The board of directors accepted the demand evaluation committee’s recommendation, and counsel for the demand evaluation committee informed the shareholder of the board of directors’ determination to defer action on the demand by letter dated September 24, 2025. On June 26, 2026, the purported stockholder who sent the 2025 Demand Letter filed a stockholder derivative action in the United States District Court for the Middle District of North Carolina, captioned Heller v. Bamforth, et al., No. 1:25-cv-00604 (the “Heller Action”), alleging that the Company had refused his demand.

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

The parties have filed joint motions to stay all four Derivative Actions. Those motions have been granted in the Olson, Heller, and Dusci actions; the motion is pending in the Consolidated Derivative Action.

The Company disputes all claims asserted against it in the Securities Litigation and disputes that the plaintiffs in the Consolidated Derivative Action, the Dusci Action and Olson Action have standing to assert claims derivatively on its behalf. The Company is currently unable to estimate the potential loss or range of loss, if any, associated with these lawsuits, which could be material. Although there can be no assurance of the outcome of these lawsuits, based on information known by management, the Company has not accrued any material liabilities related to these lawsuits in the consolidated financial statements, as a negative outcome is deemed not probable, nor is any range of loss estimable as of June 30, 2026. Since the outcome of these matters cannot be predicted with certainty, any associated costs could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

In addition, the Company entered into a distribution agreement with Fresenius Medical Care in June 2018 (as amended by the First Amendment dated October 2, 2019, the Second Amendment dated February 16, 2021, and the Third Amendment dated April 21, 2026, the “Distribution Agreement”). Prior to the Third Amendment, the Distribution Agreement granted Fresenius Medical Care rights to develop and commercialize the Company’s 6 millimeter acellular tissue engineered vessel-tyod (the “Distribution Product”) outside the United States. Pursuant to the Third Amendment, the Company has the sole right to develop

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

and commercialize, and conduct all regulatory matters relating to the Distribution Product on a worldwide basis. In connection with the reversion of ex-U.S. rights, the Company pays Fresenius Medical Care low-single-digit royalties on net sales of the Distribution Product outside the United States, subject to a two-year royalty-free period following launch of the Distribution Product (as defined in the Distribution Agreement) in each applicable country. The Company continues to pay royalties on net sales of the Distribution Product in the United States at rates ranging from mid-single digits to low double digits, and Fresenius Medical Care remains obligated to support adoption of the Distribution Product as a standard of care in hemodialysis patients for which such use is supported by clinical results and health economic analyses.

As of June 30, 2026 and December 31, 2025, royalties payable to Fresenius Medical Care were $0.3 million and $0.2 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited financial statements and the notes thereto included in our Annual Report. In addition, you should read the “Risk Factors” and “Forward-Looking Statements” sections of this Quarterly Report and our Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In July 2024, we announced positive topline results from our V007 Phase 3 trial of the ATEV for use in AV access, where the ATEV met the primary endpoints in the study. In June 2026, we announced positive interim results from our V012 Phase 3 trial in women, showing that the ATEV achieved superior catheter-free days compared to AV fistula, the primary endpoint in the study. We plan to submit a supplemental BLA for the ATEV to the FDA for an indication in AV access for hemodialysis in the second half of 2026.

On April 21, 2026, we entered into the Third Amendment to our distribution agreement with Fresenius Medical Care. Pursuant to the amendment, we have the sole right to develop and commercialize, and conduct all regulatory matters relating to, the Distribution Product (as defined in the distribution agreement, as amended) on a worldwide basis. In connection with the reversion of ex-U.S. rights to us, we will pay Fresenius Medical Care low-single-digit royalties on net sales of the Distribution Product outside the United States, subject to a two-year royalty-free period following launch of the Distribution Product in each applicable country. We will continue to pay royalties on net sales of the Distribution Product in the United States at rates ranging from mid-single digits to low double digits, and Fresenius Medical Care remains obligated to support adoption of the Distribution Product as a standard of care in hemodialysis patients for which such use is supported by clinical results and health economic analyses.

We have incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $781.3 million and $726.8 million, respectively, and working capital of $77.8 million and $49.4 million, respectively. Our operating losses were approximately $55.9 million and $52.9 million for the six months ended June 30, 2026 and 2025, respectively.

Net cash flows used in operating activities were $47.2 million and $55.0 million during the six months ended June 30, 2026 and 2025, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to commercialize Symvess and advance our product candidates.

As of June 30, 2026, we had cash and cash equivalents of $79.9 million and restricted cash of $0.4 million.

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

Our need for additional capital will depend in part on the scope and costs of our development and commercial manufacturing activities and on the results of our ongoing commercial sales efforts. Since receiving FDA approval to commercialize Symvess in the vascular trauma indication, we generated product revenue of $0.4 million and $0.9 million for the three and six months ended June 30, 2026, respectively, and $1.4 million for the twelve months ended December 31, 2025. Our ability to generate sufficient product revenue to finance our operations will depend on the successful commercialization of Symvess and the advancement of our product candidates. Until such time, if ever, we expect to finance our operations primarily through the use of existing cash and cash equivalents, private or public equity financings, debt financings, debt refinancings or restructurings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we plan to implement a program to delay, reduce, suspend or cease our planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See “Risk Factors” for additional information.

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

Recent Developments

On April 21, 2026, we entered into the Third Amendment to the distribution agreement with Fresenius Medical Care. Pursuant to the amendment, we have the sole right to develop and commercialize, and conduct all regulatory matters relating to, the Distribution Product (as defined in the distribution agreement, as amended) on a worldwide basis. In connection with the reversion of ex-U.S. rights to us, we will pay Fresenius Medical Care low-single-digit royalties on net sales of the Distribution Product outside the United States, subject to a two-year royalty-free period following launch of the Distribution Product in each applicable country. We will continue to pay royalties on net sales of the Distribution Product in the United States at rates ranging from mid-single digits to low double digits, and Fresenius Medical Care remains obligated to support adoption of the Distribution Product as a standard of care in hemodialysis patients for which such use is supported by clinical results and health economic analyses.

In May 2026, we implemented a plan to reduce our workforce by approximately 45 employees, defer additional planned new hires, and reduce other operating expenses. These reductions have been implemented thoughtfully, and we have retained key personnel, resources, and initiatives to meet our key corporate goals and milestones. We estimate that we will incur aggregate charges of approximately $0.8 million representing one-time cash expenditures for severance and other employee termination benefits, of which the majority has been incurred during the second quarter of 2026. We estimate net savings due to the workforce reductions and operating cost reductions, net of termination severance and benefits, totaling approximately $14.3 million.

On June 10, 2026, we entered into an underwriting agreement with Barclays Capital Inc., BTIG, LLC and Titan Partners Group LLC, a division of American Capital Partners, LLC, as representatives of the several underwriters named therein, relating to the 2026 Public Offering. In the 2026 Public Offering, we sold the 2026 Firm Shares, consisting of 47,619,048 shares of

Common Stock, at a price to the public of $1.05 per share. We also granted the underwriters a 30-day option to purchase up to an additional 7,142,857 shares of Common Stock at the same price as the 2026 Firm Shares, which the underwriters exercised on June 15, 2026. Our net proceeds from the 2026 Public Offering, including the sale of the 2026 Option Shares, were approximately $53.8 million after deducting underwriting discounts and commissions and offering expenses. The sale of the 2026 Firm Shares closed on June 12, 2026 and the sale of 2026 Option Shares closed on June 16, 2026.

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

Prior to the recent commercialization of the ATEVs in the vascular trauma indication, all of our revenue was derived from government and other grants. During the three and six months ended June 30, 2026, we generated $0.4 million and $0.9 million, respectively, in product revenue from sales of Symvess, compared with $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2025. The remainder of our revenue has been derived from contracts. From inception through June 30, 2026, we have been awarded grants, including grants from the California Institute of Regenerative Medicine, the National Institutes of Health, and the Department of Defense, to support our development, production scaling and clinical trials of our product candidates.

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

Cost of goods sold

Cost of goods sold consists of manufacturing costs associated with the production of Symvess, including materials, direct labor and manufacturing-related overhead. Cost of goods sold also includes royalty expense related to product sales, overhead associated with unused production capacity, and inventory reserves recorded to adjust inventory to its estimated net realizable value. Prior to FDA approval of Symvess for the vascular trauma indication in December 2024, manufacturing and material costs incurred in connection with product development were expensed as research and development costs as incurred, as commercialization and future economic benefit were not yet considered probable. Beginning in 2025, following commercialization of Symvess, certain manufacturing-related payroll and overhead costs previously included within research and development expenses were capitalized to inventory and recognized in cost of goods sold as product is sold. During the three and six months ended June 30, 2026, we recorded an inventory reserve to adjust certain inventory balances to the estimated net realizable value, which is reflected within cost of goods sold in the condensed consolidated statements of operations and comprehensive (loss) income.

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

The majority of our research and development resources are currently focused on our Phase 2 and 3 clinical trials for our 6 millimeter ATEV, other work needed to obtain marketing approval for our 6 millimeter ATEV for use in AV access in hemodialysis, and preparation for a planned Phase 2a study of the 3.5 millimeter coronary tissue engineered vessel (CTEV) in coronary artery bypass grafting (CABG). We have incurred and expect to continue to incur significant expenses in connection with these and our other clinical development efforts, including expenses related to regulatory filings, trial enrollment and conduct, data analysis, patient follow up and study report generation for our Phase 2 and Phase 3 clinical trials.

Direct expenses for our vascular trauma and AV access for hemodialysis indications include costs related to our clinical trials, including fees paid to CROs, consultants, clinical sites and investigators. Costs related to development activities which broadly support multiple programs using our technology platform, including personnel, materials and supplies, external services costs, and other internal expenses, such as facilities and overhead costs, are not allocated to individual research and development programs. Other research and development expenses include direct costs not identifiable with a specific product candidate, including costs associated with our research and development platform used across programs, process development, manufacturing analytics and preclinical research and development for prospective product candidates and new technologies.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Revenue:
Product revenue, net	$406	$100	306	306%
Contract revenue	—	201	(201)	(100)%
Total revenue	406	301	105	35%

Operating expenses:
Cost of goods sold	1,231	213	1,018	478%
Research and development	18,144	22,006	(3,862)	(18)%
General and administrative	8,027	7,809	218	3%
Total operating expenses	27,402	30,028	(2,626)	(9)%
Loss from operations	(26,996)	(29,727)	2,731	(9)%

Other income (expense), net:
Interest income	388	832	(444)	(53)%
Interest expense	(2,321)	(2,545)	224	(9)%
Change in fair value of Contingent Earnout Liability	(2,718)	(5,470)	2,752	(50)%
Change in fair value of derivatives	(5,155)	(748)	(4,407)	589%
Total other expense, net	(9,806)	(7,931)	(1,875)	24%
Net loss	$(36,802)	$(37,658)	$856	(2)%

Revenue

Total revenue was $0.4 million for the three months ended June 30, 2026, compared with $0.3 million revenue for the three months ended June 30, 2025. Revenue for the three months ended June 30, 2026 consisted of product revenue from sales of Symvess in the United States. Revenue for the three months ended June 30, 2025 consisted of $0.1 million of product revenue from sales of Symvess in the United States and $0.2 million of revenue earned related to research and development services pursuant to a research contract with a large medical technology company.

Cost of Goods Sold

Cost of goods sold was $1.2 million for the three months ended June 30, 2026, compared to $0.2 million for the three months ended June 30, 2025. During the three months ended June 30, 2026, cost of goods sold included a $0.7 million inventory reserve to reduce certain inventory to its estimated net realizable value, $0.1 million in costs associated with excess capacity, and royalties on product sales.

Research and Development Expenses

The following table presents research and development expenses for the periods indicated:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Direct Expenses
Vascular Trauma	$94	$185	$(91)	(49)%
AV Access	1,374	1,541	(167)	(11)%
Total	1,468	1,726	(258)	(15)%
Unallocated Expenses
External services	1,147	1,232	(85)	(7)%
Materials and supplies	3,505	8,386	(4,881)	(58)%
Payroll and personnel expenses	8,949	9,087	(138)	(2)%
Other research and development expenses	3,075	1,575	1,500	95%
Total	16,676	20,280	(3,604)	(18)%
Total research and development expenses	$18,144	$22,006	$(3,862)	(18)%

Research and development expenses were $18.1 million for the three months ended June 30, 2026, a decrease of $3.9 million, or 18%, compared with $22.0 million for the three months ended June 30, 2025. The decrease was primarily attributable to a $4.9 million reduction in materials and supplies expense, which was higher in the prior-year period due to non-commercial manufacturing production runs. The decrease was partially offset by a $1.5 million increase in other research and development expenses, primarily due to a $1.6 million decrease in the capitalization of manufacturing overhead costs in the current-year period resulting from fewer manufacturing runs compared to the prior-year period.

General and Administrative Expenses

General and administrative expenses were comparable at $8.0 million and $7.8 million for the three months ended June 30, 2026 and 2025, respectively.

Total Other Income (Expense), net

Total other expense, net was $9.8 million for the three months ended June 30, 2026, compared with $7.9 million for the three months ended June 30, 2025. The $1.9 million expense increase was primarily attributable to a $4.4 million increase in the non-cash loss from the fair value remeasurement of derivative liabilities, partially offset by a $2.8 million non-cash gain from the fair value remeasurement of the Contingent Earnout Liability.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Revenue:
Product revenue, net	$899	$247	$652	264%
Contract revenue	2	571	(569)	(100)%
Total revenue	901	818	83	10%

Operating expenses:
Cost of goods sold	3,269	360	2,909	808%
Research and development	37,606	37,424	182	0%
General and administrative	15,957	15,945	12	0%
Total operating expenses	56,832	53,729	3,103	6%
Loss from operations	(55,931)	(52,911)	(3,020)	6%

Other income (expense), net:
Interest income	718	1,494	(776)	(52)%
Interest expense	(4,592)	(5,545)	953	(17)%
Change in fair value of Contingent Earnout Liability	2,014	44,261	(42,247)	(95)%
Change in fair value of derivatives	3,370	14,182	(10,812)	(76)%
Total other income, net	1,510	54,392	(52,882)	(97)%
Net (loss) income	$(54,421)	$1,481	$(55,902)	n/m

Revenue

Total revenue was $0.9 million for the six months ended June 30, 2026, compared with $0.8 million revenue for the six months ended June 30, 2025. Revenue for the six months ended June 30, 2026 consisted primarily of product revenue from sales of Symvess in the United States. Revenue for the six months ended June 30, 2025 consisted of $0.2 million of product revenue from sales of Symvess in the United States and $0.6 million of revenue earned related to research and development services pursuant to a research contract with a large medical technology company.

Cost of Goods Sold

Cost of goods sold was $3.3 million for the six months ended June 30, 2026, compared to $0.4 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, cost of goods sold included a $2.3 million inventory reserve to reduce certain inventory to its estimated net realizable value, $0.3 million in costs associated with excess capacity, and royalties on product sales.

Research and Development Expenses

The following table presents research and development expenses for the periods indicated:

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%
Direct Expenses
Vascular Trauma	$279	$412	$(133)	(32)%
AV Access	2,604	2,744	(140)	(5)%
Total	2,883	3,156	(273)	(9)%
Unallocated Expenses
External services	1,981	2,897	(916)	(32)%
Materials and supplies	7,807	8,386	(579)	(7)%
Payroll and personnel expenses	18,743	18,632	111	1%
Other research and development expenses	6,192	4,353	1,839	42%
Total	34,723	34,268	455	1%
Total research and development expenses	$37,606	$37,424	$182	0%

Research and development expenses were comparable at $37.6 million and $37.4 million for the six months ended June 30, 2026 and 2025, respectively. Other research and development expenses increased by $1.8 million compared to the prior-year period, primarily due to a reduction in capitalized manufacturing overhead costs resulting from fewer manufacturing runs. This increase was partially offset by decreases of $0.6 million in materials and supplies expense and $0.9 million in professional and consulting costs included in external services expense, primarily due to the wind-down of certain programs.

General and Administrative Expenses

General and administrative expenses were $16.0 million for each of the six months ended June 30, 2026 and 2025.

Total Other Income (Expense), net

Total other income, net was $1.5 million for the six months ended June 30, 2026, compared with $54.4 million for the six months ended June 30, 2025. The $52.9 million decrease was primarily attributable to lower non-cash gains, including decreases of $42.3 million from the fair value remeasurement of the Contingent Earnout Liability and $10.8 million from the fair value remeasurement of derivative liabilities.

Liquidity and Capital Resources

Sources of Liquidity

Although we are a commercial-stage biotechnology platform company, we have a single product approved for commercial sale and generated $0.4 million and $0.9 million of product revenue from sales of Symvess during the three and six months ended June 30, 2026, respectively, compared with $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2025.

We have historically financed our operations primarily through the sale of equity securities and convertible debt, borrowings under loan facilities, including the Term Loan Facility, the Purchase Agreement, and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $781.3 million and $726.8 million, respectively.

As of June 30, 2026 and December 31, 2025, we had working capital of $77.8 million and $49.4 million, respectively. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $79.9 million and $50.5 million, respectively, and restricted cash of $0.4 million as of both dates.

We will not have sufficient liquidity to fund our operations beyond one year from the issuance of these interim financial statements if we are unable to generate sufficient cash flows from commercial sales on a timely basis and/or obtain additional capital. These factors raise substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to generate cash flows from the sale of Symvess and raise additional capital to finance our operations. As further disclosed in Note 10, in May 2026, we implemented a plan to reduce our workforce by approximately 45 employees, defer additional planned new hires, and reduce other operating expenses. These reductions have been implemented thoughtfully, and we have retained key personnel, resources, and initiatives to meet our key corporate goals and milestones. We plan to seek additional funding through private or public equity financings, debt financings, debt refinancings or restructurings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Adequate additional capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we plan to implement a program that delays, reduces, suspends or ceases certain of our planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. The accompanying unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

See Note 1, Organization and Description of Business, to our accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding this assessment.

On September 24, 2024, we entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provides that, subject to the terms and conditions set forth in the Common Stock Purchase Agreement, we have the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. We control the timing and amount of any sales to Lincoln Park. As of June 30, 2026, we had completed sales of shares under the Common Stock Purchase Agreement that provided $2.5 million in gross proceeds, and as of June 30, 2026, we had $47.5 million in remaining availability for sales of our Common Stock under our Common Stock Purchase Agreement with Lincoln Park.

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

On December 15, 2025, we entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P., as administrative agent and collateral agent for the lenders, which provides for a Term Loan Facility of up to $77.5 million in the aggregate that matures on December 1, 2029. The Term Loan Facility consists of (i) an initial term loan of $40.0 million, which was fully funded on December 15, 2025, (ii) a $12.5 million delayed draw term loan which will be made available between October 1, 2026 and March 31, 2027, subject to the satisfaction of certain revenue, regulatory approval and liquidity conditions, and (iii) a $25.0 million delayed draw term loan which will be made available at the discretion of the lenders between July 1, 2027 and June 30, 2028, subject to the satisfaction of certain revenue, regulatory approval and liquidity conditions. The proceeds from the initial term loan were used primarily to repay the remaining obligations under the Purchase Agreement, as discussed below.

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

On June 10, 2026, we entered into an underwriting agreement with Barclays Capital Inc., BTIG, LLC and Titan Partners Group LLC, a division of American Capital Partners, LLC, as representatives of the several underwriters named therein, relating to the 2026 Public Offering. In the 2026 Public Offering, we sold the 2026 Firm Shares, consisting of 47,619,048 shares of Common Stock, at a price to the public of $1.05 per share. We also granted the underwriters a 30-day option to purchase up to an additional 7,142,857 shares of Common Stock at the same price as the 2026 Firm Shares, which the underwriters exercised on June 15, 2026. Our net proceeds from the 2026 Public Offering, including the sale of the 2026 Option Shares, were approximately $53.8 million after deducting underwriting discounts and commissions and offering expenses. The sale of the 2026 Firm Shares closed on June 12, 2026 and the sale of 2026 Option Shares closed on June 16, 2026.

ATM Facilities

On September 1, 2022, we entered into a sales agreement with Jefferies LLC, acting as sales agent (the “Jefferies ATM Sales Agreement”), for the sale from time to time of up to $80.0 million of shares of Common Stock (the “Jefferies ATM Facility”). During the six months ended June 30, 2025, we sold an aggregate of 1,299,870 shares of Common Stock under the ATM Facility at an average price of $2.86 per share for net proceeds of approximately $3.6 million after deducting sales commissions of approximately $0.1 million. On November 21, 2025, we delivered a notice to Jefferies LLC terminating the Jefferies ATM Sales Agreement, which termination became effective 10 days thereafter.

On December 16, 2025, we entered into a sales agreement with TD Cowen, acting as sales agent (the “TD Cowen ATM Facility”), pursuant to which we may sell shares of Common Stock from time to time up to an aggregate offering price of $60.0 million. During the six months ended June 30, 2026, we sold an aggregate of 4,018,497 shares of Common Stock under the TD Cowen ATM Facility at an average price of $1.16 per share for net proceeds of approximately $4.6 million. All such sales occurred during the first quarter of 2026. On March 19, 2026, we suspended and terminated the ATM Prospectus pursuant to which shares had been sold under the TD Cowen ATM Facility.

Material Cash Requirements

Our known material cash requirements include: (1) the purchase of supplies and services that are primarily for research and development; (2) manufacturing and commercialization expenditures; (3) employee wages, benefits, and incentives; (4) finance lease payments (for additional information see below); and (5) debt service obligations under our senior secured Term Loan Facility (for additional information, see below and Note 6, Debt, to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report). We have also entered into contracts with CROs primarily for clinical trials. These contracts generally provide for termination upon limited notice, and therefore we believe that our non-cancellable obligations under these agreements are not material. Moreover, we may be subject to additional material cash requirements that are contingent upon the occurrence of certain events, for example, legal contingencies, uncertain tax positions, and other matters.

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

As of June 30, 2026, we had non-cancellable purchase commitments of $22.3 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University, a distribution agreement with Fresenius Medical Care and our JDRF Agreement. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at June 30, 2026. For additional information regarding our agreement with Fresenius Medical Care, see Note 11, Related Party Transactions, to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report. For additional information regarding our agreements with Duke University, Yale University and JDRF, see Note 10 to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.

Leases

Our finance lease relates to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018. Our future contractual obligations under our lease agreement as of June 30, 2026 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$60,355	$1,518	$4,068	$7,288	$47,481

Future Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue to sell Symvess for the vascular trauma indication and seek marketing approval for Symvess in additional indications and for our product candidates in the United States and to obtain marketing approval for our 6 millimeter ATEV outside of the United States; (ii) continue clinical development of our 6 millimeter ATEV for use in AV access for hemodialysis and submit a BLA for FDA approval of an indication in AV access for hemodialysis; (iii) advance our pipeline in major markets, including PAD Phase 3 trials and continue preclinical development and advance to planned clinical studies in CABG and BVP for diabetes; and (iv) scale out our manufacturing facility as required to satisfy market demand. We will need additional funding in connection with these activities.

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

Until such time, if ever, as we are able to successfully commercialize Symvess and to develop and commercialize our product candidates, we expect to continue financing our operations through equity financings, debt financings, debt refinancings or restructurings or through potential collaborations with other companies, other strategic transactions or government or other grants. Adequate capital may not be available to us when needed or on acceptable terms. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in additional fixed payment obligations. If we are unable to raise capital, we plan to implement a program that delays, reduces, suspends or ceases our planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition.

Our principal use of cash in recent periods has been to fund our operations, including the clinical and preclinical development of our product candidates. Our future capital requirements, both short-term and long-term, will depend on many factors, including the progress and results of our clinical trials and preclinical development, timing and extent of spending to support development efforts, cost and timing of future commercialization activities, and the amount and timing of revenues that we receive from commercial sales.

See the section of our Annual Report entitled “Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Net (loss) income	$(54,421)	$1,481
Non-cash adjustments to reconcile net (loss) income to net cash used in operating activities(a):	7,279	(45,533)
Changes in operating assets and liabilities:	(23)	(10,962)
Net cash used in operating activities	(47,165)	(55,014)
Net cash used in investing activities	(279)	(796)
Net cash provided by financing activities	76,850	48,905
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,406	$(6,905)
Cash, cash equivalents and restricted cash at the beginning of the period	$50,850	$95,290
Cash, cash equivalents and restricted cash at the end of the period	$80,256	$88,385

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

Cash Flow from Operating Activities

Net cash used in operating activities decreased by $7.8 million for the six months ended June 30, 2026, compared with the six months ended June 30, 2025. The decrease was primarily attributable to a favorable year-over-year change in manufacturing runs and inventory build. This decrease in cash used was partially offset by net unfavorable changes in other working capital components, including prepaid expenses, other current assets, and accounts payable.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 consisted of purchases of property and equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 consisted primarily of $18.3 million of net proceeds from our March 2026 Registered Direct Offering, $53.8 million of net proceeds from our 2026 Public Offering and $4.6 million of net proceeds from the issuance of stock under our TD Cowen ATM Facility. Net cash provided by financing activities for the six months ended June 30, 2025 consisted primarily of $46.7 million of net proceeds from our 2025 Public Offering and $3.6 million of net proceeds from the issuance of stock under our Jefferies ATM Facility.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements as defined by SEC rules and regulations.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent liabilities. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates based on different assumptions, judgments, or conditions.

An accounting estimate or assumption is considered critical if both (a) the nature of the estimate or assumption involves a significant level of estimation uncertainty, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to our financial condition. There have been no material changes to our critical accounting estimates as compared to those disclosed in our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, included in our Annual Report.

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

As of June 30, 2026, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our risk factors are disclosed in Part I, Item 1A of our Annual Report. The risk factors set forth below supplement those disclosures and should be read together with the risk factors in our Annual Report. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report during the six months ended June 30, 2026 .

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

On July 31, 2026, we received a letter from the staff of Nasdaq notifying us that, for the 30 consecutive business days ended July 30, 2026, the closing bid price of our Common Stock was below the minimum $1.00 per share requirement under Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until January 27, 2027, to regain compliance. To regain compliance, the closing bid price of our Common Stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before January 27, 2027. The notice has no immediate effect on the listing of our Common Stock, which continues to trade on The Nasdaq Global Select Market under the symbol “HUMA,” or on our business operations or reporting obligations with the SEC. If we regain compliance, Nasdaq will provide us with written confirmation and close the matter.

If we do not regain compliance during the initial compliance period, Nasdaq may issue a delisting determination with respect to our Common Stock, which could result in the delisting of our Common Stock from Nasdaq. We intend to monitor the bid price of the Common Stock and will consider options available to us to achieve compliance. However, there can be no assurance that we will regain compliance within the applicable compliance period or otherwise maintain compliance with

Nasdaq’s continued listing requirements. If our Common Stock is delisted from Nasdaq, the market liquidity for our Common Stock could be adversely affected and the trading price of our Common Stock could decline. A delisting could also make it more difficult for us to raise additional capital on acceptable terms, or at all, which could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2026, the Company issued warrants to purchase an aggregate of 240,000 shares of Common Stock at an exercise price of $1.11 per share (the “Mayo Clinic Warrants”) to Mayo Clinic in connection with a services agreement under which Dr. Todd E. Rasmussen serves as the Company’s Chief Surgical Officer (the “Mayo Services Agreement”). The shares issuable upon exercise of the Mayo Clinic Warrants may be transferred to Dr. Rasmussen, without prior written consent of the Company, in accordance with Mayo Clinic’s internal royalty-sharing policy and applicable federal and state securities laws. The Mayo Clinic Warrants vest in three equal annual tranches of 80,000 shares of Common Stock per tranche on March 31, 2027, 2028, and 2029, subject to continued effectiveness of the Mayo Services Agreement, and expire on May 27, 2031. The issuance was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Director and Officer Trading Arrangements

On June 3, 2026, Laura E. Niklason, the Company’s President and Chief Executive Officer, adopted a trading arrangement for the sale of Common Stock that is intended to satisfy the affirmative defense conditions provided by Rule 10b5-1(c) under the Exchange Act (the “Niklason 10b5-1 Plan”). The Niklason 10b5-1 Plan provides for the first possible trade date of September 1, 2026 and terminates automatically on the earlier of the execution of all trades contemplated by the Niklason 10b5-1 Plan (or the expiration of all orders relating to such trades), or June 3, 2027. The Niklason 10b5-1 Plan provides for the potential sale of up to an aggregate of 214,420 shares of Common Stock pursuant to its terms.

Other than as disclosed above, during the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1*	Second Amended and Restated Certificate of Incorporation of Humacyte, Inc., as amended.
4.1*	Common Stock Purchase Warrant, dated May 27, 2026, by and between Humacyte, Inc. and Mayo Clinic, a Minnesota not-for-profit corporation.
10.1+

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

101*

The following materials from Humacyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Notes to Condensed Consolidated Financial Statements (unaudited), and (vi) Cover Page.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Certain confidential information contained in this exhibit, marked by brackets, has been omitted because the information (i) is not material and (ii) is the type of information the company both customarily and actually treats as private or confidential.

* Filed herewith.

** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 12th day of August, 2026.

HUMACYTE, INC.

Date: August 12, 2026	By:	/s/ Laura E. Niklason, M.D., Ph.D.
		Name:	Laura E. Niklason, M.D., Ph.D.
		Title:	President and Chief Executive Officer

	By:	/s/ Dale A. Sander
		Name:	Dale A. Sander
		Title:	Chief Financial Officer, Chief Corporate
Development Officer and Treasurer