Form 10-Q
period 2026-09-30
Humacyte, Inc.
filed 2026-11-10
CIK 1818382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, 277,798,105 shares of common stock, par value $0.0001, were issued and outstanding.

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

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statements are based on information current as of the date of this Quarterly Report and speak only as of the date on which such statements are made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated by these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report, our Quarterly Reports on Form 10-Q for the three months ended March 31, 2026 and three and six months ended June 30, 2026, filed with the SEC on May 13, 2026 and August 12, 2026, respectively, and our Annual Report on Form 10-K for the year ended December 31, 2025, which we filed with the SEC on March 27, 2026. We disclaim any obligation, except as specifically required by law, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Humacyte, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands except for share and per share amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$64,523	$50,497
Inventory, net	5,611	13,589
Accounts receivable	811	441
Insurance recovery asset	9,119	—
Prepaid expenses and other current assets	2,615	3,268
Total current assets	82,679	67,795

Restricted cash	209	209
Property and equipment, net	14,883	18,544
Finance lease right-of-use assets, net	27,801	29,146
Other long-term assets	—	672
Total assets	$125,572	$116,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,820	$5,404
Accrued expenses	11,582	10,540
Litigation settlement liability	9,750	—
Finance lease obligation, current portion	609	2,428
Total current liabilities	24,761	18,372

Long-term debt	36,803	35,444
Contingent Earnout Liability	6,091	11,492
Common stock warrant liabilities	9,115	19,392
Finance lease obligation, net of current portion	29,070	26,974
Other long-term liabilities	1,668	1,583
Total liabilities	107,508	113,257

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares designated as of September 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 550,000,000 and 350,000,000 shares authorized as of September 30, 2026 and as of December 31, 2025, respectively; 277,798,105 and 193,000,611 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	28	20
Additional paid-in capital	814,843	729,937
Accumulated deficit	(796,807)	(726,848)
Total stockholders’ equity	18,064	3,109
Total liabilities and stockholders’ equity	$125,572	$116,366

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$1,023	$703	$1,922	$950
Contract revenue	5	50	7	621
Total revenue	1,028	753	1,929	1,571

Operating expenses:
Cost of goods sold	1,429	260	4,698	620
Research and development	14,104	17,273	51,710	54,697
General and administrative	9,014	7,610	24,971	23,555
Total operating expenses	24,547	25,143	81,379	78,872
Loss from operations	(23,519)	(24,390)	(79,450)	(77,301)

Other income (expense), net:
Interest income	601	590	1,319	2,084
Interest expense	(2,370)	(2,612)	(6,962)	(8,157)
Change in fair value of Contingent Earnout Liability	3,387	4,893	5,401	49,154
Change in fair value of derivatives	6,363	4,009	9,733	18,191
Total other income, net	7,981	6,880	9,491	61,272
Net loss and comprehensive loss	$(15,538)	$(17,510)	$(69,959)	$(16,029)

Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.11)	$(0.30)	$(0.11)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	277,798,105	158,313,290	236,901,920	148,514,044

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

(in thousands except for share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	193,000,611	$20	$729,937	$(726,848)	$3,109
Issuance of stock in registered direct offerings, net of issuance costs	25,000,000	3	18,316	—	18,319
Issuance of stock under TD Cowen ATM Facility, net of issuance costs	4,018,497	—	4,645	—	4,645
Stock-based compensation	—	—	3,170	—	3,170
Net loss	—	—	—	(17,619)	(17,619)
Balance as of March 31, 2026	222,019,108	$23	$756,068	$(744,467)	$11,624
Issuance of stock in public offering, net of issuance costs	54,761,905	5	53,796	—	53,801
Proceeds from the exercise of stock options	24,398	—	30	—	30
Issuance of stock upon vesting of restricted stock units	992,694	—	—	—	—
Stock-based compensation	—	—	2,608	—	2,608
Net loss	—	—	—	(36,802)	(36,802)
Balance as of June 30, 2026	277,798,105	$28	$812,502	$(781,269)	$31,261
Stock-based compensation	—	—	2,341	—	2,341
Net loss	—	—	—	(15,538)	(15,538)
Balance as of September 30, 2026	277,798,105	$28	$814,843	$(796,807)	$18,064

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2024	130,027,509	$13	$633,333	$(686,015)	$(52,669)
Issuance of stock in public offering, net of issuance costs	25,000,000	3	46,657	—	46,660
Issuance of stock under Jefferies ATM Facility, net of issuance costs	75,793	—	370	—	370
Proceeds from the exercise of stock options	15,514	—	56	—	56
Stock-based compensation	—	—	2,487	—	2,487
Net income	—	—	—	39,139	39,139
Balance as of March 31, 2025	155,118,816	$16	$682,903	$(646,876)	$36,043
Issuance of stock under Jefferies ATM Facility, net of issuance costs	1,224,077	—	3,233	—	3,233
Stock-based compensation	—	—	2,434	—	2,434
Net loss	—	—	—	(37,658)	(37,658)
Balance as of June 30, 2025	156,342,893	$16	$688,570	$(684,534)	$4,052
Issuance of stock under Jefferies ATM Facility, net of issuance costs	2,492,410	—	6,197	—	6,197
Stock-based compensation	—	—	2,510	—	2,510
Net loss	—	—	—	(17,510)	(17,510)
Balance as of September 30, 2025	158,835,303	$16	$697,277	$(702,044)	$(4,751)

The accompanying notes are an integral part of these financial statements.

Humacyte, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(69,959)	$(16,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,956	3,987
Stock-based compensation expense	8,119	7,283
Change in fair value of Contingent Earnout Liability	(5,401)	(49,154)
Non-cash interest expense	677	6,655
Change in fair value of derivatives	(9,733)	(18,191)
Inventory write-down	2,295	—
Amortization expense	1,345	1,570
Non-cash operating lease costs	—	44
Amortization of debt discount	895	—
Changes in operating assets and liabilities:
Accounts receivable	(370)	(898)
Inventory	5,683	(18,270)
Insurance recovery asset	(9,119)	—
Prepaid expenses and other current assets	663	441
Accounts payable	(2,574)	5,134
Accrued expenses	1,006	(1,446)
Litigation settlement liability	9,750	—
Finance lease obligation	628	—
Operating lease obligation	—	(44)
Net cash used in operating activities	(62,139)	(78,918)
Cash flows from investing activities:
Purchase of property and equipment	(279)	(845)
Net cash used in investing activities	(279)	(845)
Cash flows from financing activities:
Proceeds from issuance of stock in public offering, net of underwriting fees	54,030	47,000
Payments of costs related to public offering	(229)	(340)
Proceeds from issuance of stock in registered direct offerings, net of placement agent fees	18,319	—
Payments on revenue interest liability	—	(45)
Partial call payment under amended Revenue Interest Purchase Agreement	—	(50,000)
Proceeds from issuance of stock under ATM Facility, net of issuance costs	4,645	9,800
Proceeds from the exercise of stock options	30	56
Payments of finance lease principal	(351)	(2,157)
Net cash provided by financing activities	76,444	4,314
Net increase (decrease) in cash, cash equivalents and restricted cash	14,026	(75,449)
Cash, cash equivalents and restricted cash at the beginning of the period	50,850	95,290
Cash, cash equivalents and restricted cash at the end of the period	$64,876	$19,841

Supplemental disclosure of noncash activities:
Increase in right-of-use assets and lease liabilities resulting from lease remeasurement	$—	$14,965

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

Liquidity and Going Concern

Since its inception in 2004, the Company has incurred operating losses and negative cash flows from operations in each year. To date, the Company has financed its operations primarily through the sale of equity securities and convertible debt, proceeds from the reverse recapitalization described below, borrowings under loan facilities, proceeds from a revenue interest purchase agreement and, to a lesser extent, through product revenue, governmental and other grants. At September 30, 2026 and December 31, 2025, the Company had an accumulated deficit of $796.8 million and $726.8 million, respectively. The Company’s operating losses were $79.5 million and $77.3 million for the nine months ended September 30, 2026 and 2025, respectively. Net cash flows used in operating activities were $62.1 million and $78.9 million during the nine months ended September 30, 2026 and 2025, respectively. Substantially all of the Company’s operating losses resulted from costs incurred in connection with the Company’s research and development programs and from general and administrative costs associated with the Company’s commercial launch of Symvess in the vascular trauma indication and other operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future as the Company advances its product candidates and commercial operations.

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

As of September 30, 2026, the Company had available cash and cash equivalents of $64.5 million. The Company will not have sufficient liquidity to fund its operations beyond one year from the issuance of these condensed consolidated financial statements if the Company is unable to generate sufficient cash flows from commercial sales on a timely basis and/or obtain additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future viability of the Company is dependent on its ability to generate cash flows from the sale of Symvess and raise additional capital to finance its operations. As further disclosed in Note 10, Commitments and Contingencies, in May 2026, the Company implemented a plan to reduce its workforce by approximately 45 employees, defer additional planned new hires, and reduce other operating expenses. These reductions have been implemented thoughtfully, and the Company has retained key personnel, resources, and initiatives to meet its key corporate goals and milestones. The Company plans to seek additional funding through private or public equity financings, debt financings, debt refinancings or restructurings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Adequate additional capital may not be available to the Company when

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

needed or on acceptable terms. If the Company is unable to raise capital, the Company plans to implement a program that delays, reduces, suspends or ceases certain of its planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on its business, prospects, operating results and financial condition. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include stock-based compensation, right-of-use assets and lease liabilities, accruals for research and development activities, inventory valuation, the fair value of Contingent Earnout Liability, derivative liabilities, and income taxes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026 and its results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period. The December 31, 2025 year-end condensed consolidated balance sheet was derived from audited annual financial statements but does not include all disclosures from the annual financial statements.

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

Segments

The Company is developing proprietary, bioengineered, acellular human tissues, advanced tissue constructs and organ systems that are designed to be used in the treatment of diseases and conditions across a range of anatomic locations in multiple therapeutic areas. The Company’s operations are managed and reported to its Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), on a consolidated basis. The CODM evaluates financial performance, allocates resources and monitors budget versus actual results based on the Company’s condensed consolidated statements of operations and comprehensive loss. The measure of segment assets provided to and reviewed by the CODM is reported on the condensed consolidated balance sheets as total assets. Segment asset information is not used by the CODM to evaluate performance, allocate resources or make strategic decisions. Under the current organizational and reporting structure, the Company operates and manages its business on a consolidated basis as one reportable and operating segment.

As a single reportable segment entity, the Company’s segment performance measure is consolidated net loss. Consolidated net loss is used to monitor the budget versus actual results and to help make key operating decisions such as the allocation of budget between research and development and general and administrative expenses. Significant segment expenses within net loss include cost of goods sold, research and development and general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations and comprehensive loss. Other segment items within net loss include interest income, interest expense, changes in the fair value of the Company’s Contingent Earnout Liability (as defined in Note 7, Stockholders’ Equity and Warrants), and changes in the fair value of derivatives.

Additional disaggregated significant segment expenses that are not separately presented on the Company’s condensed consolidated statements of operations and comprehensive loss are presented below:

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Direct Expenses
Vascular Trauma	$108	$278	$387	$690
AV Access	1,665	1,612	4,269	4,356
Total	1,773	1,890	4,656	5,046
Unallocated Expenses
External services	1,142	1,569	3,123	4,466
Materials and supplies	1,155	4,903	8,962	13,289
Payroll and personnel expenses	7,471	8,316	26,214	26,948
Other research and development expenses	2,563	595	8,755	4,948
Total	12,331	15,383	47,054	49,651
Total research and development expenses	$14,104	$17,273	$51,710	$54,697

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

Non-cash Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Depreciation expense	$1,277	$1,342	$3,956	$3,987
Stock-based compensation expense	2,341	2,510	8,119	7,431

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

In early 2025, based on the Company’s assessment of the legal and regulatory process related to Symvess, the Company concluded that it met the criteria to capitalize expenditures as inventory. The Company capitalized $16.3 million of inventory as of September 30, 2026 and $22.5 million as of December 31, 2025. Inventory is stated at the lower of cost or net realizable value. The Company’s inventory is valued under the first in, first out method. Cost includes direct materials, direct labor and an allocation of manufacturing overhead. Raw and intermediate materials that may be used for either research and development or commercial purposes are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is used for research and development, it is expensed as research and development once that determination is made.

The Company evaluates inventory for excess, obsolete or slow-moving items based on historical and forecasted demand, product shelf life, regulatory considerations and other factors that may affect the recoverability of inventory. When necessary, the Company writes down inventory to its estimated net realizable value. The determination of any required inventory write-down involves significant judgment and is based on estimates of future sales volumes, expected market acceptance and demand for the Company’s products. As the Company commenced commercialization of Symvess in 2025 and has limited commercial sales history, actual future demand may differ from current estimates. Changes in demand forecasts, market conditions, manufacturing performance or other factors could result in additional inventory write-downs in future periods. Inventory write-downs are recognized as a component of cost of goods sold in the condensed consolidated statements of operations and comprehensive loss.

The Company’s inventory reserve reflects previously recognized write-downs of inventory remaining on hand. As of September 30, 2026 and December 31, 2025, the inventory reserve was $10.7 million and $8.9 million, respectively.

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

The Company’s strategic pricing programs provide eligible customers with credits that may be applied to future purchases of Symvess. The Company has determined that the credits provide customers with a material right and allocates the transaction price between Symvess and the material right based on their relative standalone selling prices. Consideration allocated to the material right is deferred and recognized as revenue when either the credit is applied to a future purchase of Symvess or expires unused. The impact of these programs on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2026 was not material.

Accounts receivable related to product sales were approximately $0.8 million and $0.4 million as of September 30, 2026, and December 31, 2025, respectively.

Contract Revenue

Contract revenue consists of revenue related to a single contract with a customer to recover contract expenses. The expenses incurred related to the contract are primarily classified as research and development expenses on the Company’s condensed consolidated statements of operations and comprehensive loss. The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to the actual costs incurred compared to the total costs expected to be incurred to satisfy the performance obligation. The transfer of control occurs as the program expenses are incurred and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The transaction price is determined based on the milestones within the contract and there is no variable consideration. Accounts receivable related to the Company’s contract revenue were insignificant as of both September 30, 2026, and December 31, 2025.

Cost of Goods Sold

Cost of goods sold consists of manufacturing costs, transportation and freight, depreciation, indirect overhead costs (including salary-related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Symvess, and third-party royalties payable on the Company’s net product revenue. Cost of goods sold may also

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

include period costs related to excess, dated, or obsolete inventory adjustment charges, and unabsorbed manufacturing and other overhead costs. Inventory is expensed to cost of goods sold when revenue is recognized related to the product.

Cost of goods sold was $1.4 million and $4.7 million for the three and nine months ended September 30, 2026, respectively. Cost of goods sold for the nine months ended September 30, 2026, included $2.3 million of inventory write-downs to reduce certain inventory to its estimated net realizable value, all of which was recognized during the six months ended June 30, 2026. Cost of goods sold during the same period also included unallocated manufacturing overhead related to unused production capacity and royalty expense related to product sales. Cost of goods sold was $0.3 million and $0.6 million for the three and nine months ended September 30, 2025, respectively.

Interest Expense

Interest expense is recognized using the effective interest method, which reflects a constant rate of interest over the estimated term of the related financing arrangement. Interest expense includes stated interest, as well as the amortization of original issue discounts, issuance costs, premiums, and other amounts that are economically part of the borrowing. Debt is initially recorded at the proceeds received, net of any discounts and issuance costs, and subsequently amortized and accreted to the contractual repayment amount over the estimated term of the arrangement. Changes in the timing or amount of expected cash flows, when applicable, are accounted for in accordance with U.S. GAAP and reflected prospectively through amortization and accretion into interest expense. Interest expense is recorded in interest expense in the condensed consolidated statements of operations and comprehensive loss.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for the three and nine months ended September 30, 2026 and 2025.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, including amounts classified as restricted cash. Total cash balances exceeded balances insured by the Federal Deposit Insurance Corporation as of September 30, 2026 and December 31, 2025. The Company believes it mitigates this risk by monitoring the financial stability of the institutions holding material cash and cash equivalents balances. The Company maintains the majority of these balances at a Global Systemically Important Bank, as designated by the Financial Stability Board. The Company has cash equivalents that are invested in highly rated money market funds that are invested only in obligations of the U.S. government and its agencies. The Company has not experienced any credit loss relating to its cash and cash equivalents.

The Company believes that credit risks associated with its customers and contractual partners are not significant and has not recorded an allowance for credit loss as of September 30, 2026.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, including certificates of deposit (“CDs”) purchased with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash deposits are held with financial institutions with investment-grade ratings in the U.S. Cash deposits typically exceed federally insured limits. As of September 30, 2026 and December 31, 2025, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investments in money market funds.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. As of September 30, 2026 and December 31, 2025, restricted cash consisted of $0.2 million in funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of the Company’s headquarters lease, and $0.1 million in cash balances held as collateral for the Company’s employee credit card program.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the amounts shown in the condensed consolidated statements of cash flows as of September 30, 2026 and December 31, 2025.

	September 30,	December 31,
($ in thousands)	2026	2025
Cash and cash equivalents	$64,523	$50,497
Restricted cash included in prepaid expenses and other current assets	144	144
Restricted cash included in long-term assets	209	209
Total cash, cash equivalents and restricted cash	$64,876	$50,850

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period without consideration of potentially dilutive shares of Common Stock. Diluted net loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. The calculation of net loss per share also considers the effect of participating securities. The Common Stock warrants issued in the Company’s October 2024, November 2024, and October 2025 registered direct offerings are considered participating securities and are included in the computation of net loss per share pursuant to the two-class method. In applying the two-class method, during periods of net income, earnings are allocated to both Common Stock shares and participating securities based on their respective weighted-average shares outstanding for the period. During periods of net loss, no allocation is made to participating securities because they do not share in the Company’s losses. As the Company has incurred losses for the three and nine months ended September 30, 2026 and 2025, basic and diluted net loss per share is the same for each period.

The following potential shares of Common Stock were excluded from the computation of diluted net loss per share for each period because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Exercise of options under stock plan	16,365,498	16,537,950	16,365,498	16,537,950
Vesting of RSUs under stock plan	990,485	—	990,485	—
Warrants to purchase Common Stock	40,805,852	9,833,910	41,526,388	11,527,441
Conversion shares issuable under the Loan Agreement	2,403,846	—	2,403,846	—
Exercise of option by underwriters	—	—	—	412,088

The 15,000,000 Contingent Earnout Shares (as defined in Note 7) were excluded from the anti-dilutive table for all periods presented, as such shares are contingently issuable until the share price of the Company exceeds specified thresholds that have not yet been achieved, or upon the occurrence of a change in control. The shares subject to the Option Agreement, as defined in Note 5, Revenue Interest Purchase Agreement, were excluded from the anti-dilutive table in the prior period presented prior to termination thereof based on the Company’s assumption that the Option Agreement would not be exercised unless the Company’s stock price exceeded $7.50 per share, the minimum purchase price under the Option Agreement.

Other Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, successful discovery and development of its product candidates, the success of clinical trials and other studies for its product candidates, successful commercialization of Symvess and regulatory approval and commercialization of its product candidates, if approved, the expected size of the target populations for the Company’s product candidates, the degree of market acceptance of Symvess, and if approved by regulatory authorities, its product candidates, the availability of third-party coverage and reimbursement, development by competitors of new technological innovations, the ability to manufacture Symvess and its product candidates in sufficient quantities, expectations regarding the Company’s strategic partnerships, dependence on third parties, key personnel and the ability to attract and retain qualified employees, protection of proprietary technology and confidentiality of trade secrets, compliance with governmental regulations, the Company’s implementation and maintenance of effective internal controls, and the ability to secure additional capital to fund operations and the commercial success of its product candidates.

Product candidates currently under development will require extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s commercialization efforts are successful,

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). In January 2025, the FASB issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires additional disclosure about the nature and amounts of expenses included in certain expense captions presented on the income statement to enhance the transparency of the relevant expense captions. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities may elect to apply the amendments either prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03 on the Company’s consolidated financial statements and related disclosures.

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurement, establishes a hierarchy whereby inputs to valuation techniques used in measuring fair value are prioritized, or the fair value hierarchy. There are three levels to the fair value hierarchy based on reliability of inputs, as follows:

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities as of September 30, 2026 and December 31, 2025 approximated their fair values due to the short-term nature of these items.

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

The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	Fair Value Measured as of September 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market funds)	$61,625	$—	$—	$61,625
Common Stock Purchase Agreement derivative asset	—	—	—	—
Total financial assets	$61,625	$—	$—	$61,625
Liabilities:
Contingent Earnout Liability	$—	$—	$6,091	$6,091
October 2024 RDO Warrants liability	—	—	304	304
November 2024 RDO Warrants liability	—	—	161	161
October 2025 RDO Warrants liability	—	—	7,732	7,732
Loan Agreement Warrants liability	—	—	918	918
Loan Agreement conversion derivative liability	—	—	706	706
JDRF Agreement derivative liability	—	—	232	232
Total financial liabilities	$—	$—	$16,144	$16,144

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

The fair values of the Contingent Earnout Liability (as defined in Note 7), liabilities associated with the Registered Direct Offering Warrants (as defined in Note 7), the derivative liability associated with the JDRF Agreement Disposition Payment (as defined in Note 10), Loan Agreement Warrants liability (as defined in Note 7), and Loan Agreement conversion derivative liability (as defined in Note 7) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair values of the Private Placement Warrants liability (as defined in Note 7), Loan Agreement Warrants liability (as defined in Note 7) and the liabilities associated with the Registered Direct Offering Warrants (as defined in Note 7) are included in common stock warrant liabilities on the condensed consolidated balance sheets. The fair values of the Loan Agreement conversion derivative liability and the derivative liability associated with the JDRF Agreement Disposition Payment are included in other long-term liabilities on the condensed consolidated balance sheets.

Common Stock Purchase Agreement

In connection with the common stock purchase agreement, dated as of September 24, 2024, between Lincoln Park Capital Fund LLC (“Lincoln Park”) and the Company (the “Common Stock Purchase Agreement”), the Company recorded a derivative asset with an initial fair value based on the 115,705 shares of Common Stock issued to Lincoln Park as consideration for its irrevocable commitment to purchase up to $50.0 million in shares of Common Stock. The initial fair value of $0.7 million was based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share, and the derivative asset was reported as a component of long-term assets on the condensed consolidated balance sheets and was classified within Level 2 of the fair value hierarchy as of December 31, 2025. Subsequent changes in the fair value of the derivative asset were dependent upon, among other things, changes in the closing share price of Common Stock, the quantity and purchase price of the shares purchased by Lincoln Park during the reporting period and the unused capacity under the Common Stock Purchase Agreement. The Common Stock Purchase Agreement was subsequently remeasured at each reporting date with changes in fair value recorded within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss.

During the three months ended September 30, 2026, in light of the scheduled expiration of the Common Stock Purchase Agreement on October 1, 2026 and the Company's determination not to sell any additional shares to Lincoln Park under the Common Stock Purchase Agreement prior to expiration, the Company determined that the derivative asset had no remaining value. Accordingly, the Company remeasured the derivative asset to a fair value of zero as of September 30, 2026 and recognized a non-cash loss of $0.7 million within change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026. The Common Stock Purchase

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Agreement expired in accordance with its terms on October 1, 2026, and the remaining $47.5 million of purchase capacity expired unused.

The fair value of the Commitment Shares (as defined in Note 7) was zero and $0.7 million as of September 30, 2026 and December 31, 2025, respectively.

Contingent Earnout Liability

The following table presents a summary of the changes in the fair value of the Contingent Earnout Liability:

	Contingent Earnout Liability
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Fair value as of beginning of period	$(9,478)	$(26,700)	$(11,492)	$(70,961)
Change in fair value included in other income (expense), net	3,387	4,893	5,401	49,154
Fair value as of end of period	$(6,091)	$(21,807)	$(6,091)	$(21,807)

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

In December 2025, the Purchase Agreement, including the embedded Put Option, was terminated in connection with the extinguishment of the Purchase Agreement (as defined in Note 5), and the Contingent derivative liability was derecognized. Prior to termination, the Contingent derivative liability was measured at fair value, with changes in fair value recognized in other income (expense) in the condensed consolidated statements of operations and comprehensive loss and classified within Change in fair value of derivatives.

As of September 30, 2025, the discount rates used to calculate the value of the contingent derivative liability were 12.6% to calculate the present value of the revenue forecast and 12.2% to calculate the present value of the payoff of the Put Option.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents a summary of the changes in the fair value of the Contingent derivative liability:

	Contingent Derivative Liability
($ in thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Fair value as of beginning of period	$(3,161)	$(2,415)
Change in fair value included in other income (expense), net	2,872	2,126
Fair value as of end of period	$(289)	$(289)

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

The following tables present a summary of the changes in the fair value of the Registered Direct Offering Warrants liabilities:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
($ in thousands)	October 2024 RDO Warrants	November 2024 RDO Warrants	October 2025 RDO Warrants	October 2024 RDO Warrants	November 2024 RDO Warrants	October 2025 RDO Warrants
Fair value as of beginning of period	$(657)	$(330)	$(13,144)	$(862)	$(437)	$(16,356)
Change in fair value included in other income (expense), net	353	169	5,412	558	276	8,624
Fair value as of end of period	$(304)	$(161)	$(7,732)	$(304)	$(161)	$(7,732)

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
($ in thousands)	October 2024 RDO Warrants	November 2024 RDO Warrants	October 2024 RDO Warrants	November 2024 RDO Warrants
Fair value as of beginning of period	$(2,811)	$(1,411)	$(12,437)	$(6,432)
Change in fair value included in other income (expense), net	728	361	10,354	5,382
Fair value as of end of period	$(2,083)	$(1,050)	$(2,083)	$(1,050)

Private Placement Warrants Liability

Prior to their expiration on August 26, 2026, the Private Placement Warrants were measured at fair value using a Black-Scholes valuation model. As of December 31, 2025, the significant assumptions and inputs used in the valuation included expected volatility, expected term, the market price of the Company’s Common Stock, the risk-free interest rate and the expected dividend yield. During the comparable prior-year interim period, the Private Placement Warrants were measured using a Monte Carlo simulation model. See Note 7 for additional information regarding the Private Placement Warrants.

The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability:

	Private Placement Warrants
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Fair value as of beginning of period	$—	$(136)	$(15)	$(385)
Change in fair value included in other income (expense), net	—	35	15	284
Fair value as of end of period	$—	$(101)	$—	$(101)

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Loan Agreement Warrants Liability

In determining the fair value of the Loan Agreement Warrants liability (as defined in Note 7), the Company used the Black-Scholes valuation model to estimate fair value utilizing significant assumptions for expected volatility and expected term and data inputs including the current Common Stock price, risk-free rate, and expected dividend yield (see Note 7).

The following table presents a summary of the changes in the fair value of the Loan Agreement Warrants liability:

	Loan Agreement Warrants
($ in thousands)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Fair value as of beginning of period	$(1,520)	$(1,722)
Change in fair value included in other income (expense), net	602	804
Fair value as of end of period	$(918)	$(918)

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

The following table presents a summary of the changes in the fair value of the Loan Agreement conversion derivative liability:

	Loan Agreement Conversion Derivative Liability
($ in thousands)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Fair value as of beginning of period	$(1,207)	$(850)
Change in fair value included in other income (expense), net	501	144
Fair value as of end of period	$(706)	$(706)

4. Inventory

As of September 30, 2026, the Company capitalized costs of $16.3 million associated with the manufacturing of Symvess as a result of regulatory approval and the Company’s determination that subsequent commercialization and future economic benefit from the sale of Symvess were probable.

During the nine months ended September 30, 2026, the Company recorded $2.3 million of inventory write-downs in cost of goods sold to reduce certain inventory to its estimated net realizable value. All such write-downs were recognized during the six months ended June 30, 2026, and no additional inventory write-downs were recognized during the three months ended September 30, 2026.

The Company determines the need for inventory write-downs based on management’s assessment of forecasted demand, expected product shelf life, regulatory considerations, market conditions and other factors affecting the recoverability of inventory. The inventory reserve reflects previously recognized write-downs of inventory remaining on hand. As the Company commenced commercialization of Symvess in 2025 and has limited commercial sales history, actual future demand may differ from current estimates.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Inventory is stated at the lower of cost or net realizable value and consisted of the following:

	September 30,	December 31,
($ in thousands)	2026	2025
Raw materials	$3,783	$5,823
Work in progress	—	6,541
Finished goods	12,565	10,122
Total inventory	16,348	22,486
Less: inventory reserve	(10,737)	(8,897)
Inventory, net	$5,611	$13,589

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

The Company recorded $2.3 million and $6.6 million in interest expense related to the Purchase Agreement for the three and nine months ended September 30, 2025, respectively. Revenue Interest Payments made as a result of the Company’s net product sales reduced the revenue interest liability. Revenue Interest Payments for the three and nine months ended September 30, 2025 were immaterial.

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

Embedded Derivative Liability

The put option under the Purchase Agreement, exercisable by the Purchasers upon certain contingent events (the “Put Option”), was determined to be an embedded derivative requiring bifurcation and separately accounted for as a single compound derivative instrument, or the Contingent derivative liability. On May 12, 2023, the Company recorded the initial fair value of the Contingent derivative liability of $2.4 million as a debt discount. On March 11, 2024, upon the issuance of the second installment of the Purchase Agreement of $20.0 million, the Company estimated the fair value of the embedded derivative and recorded a $1.6 million increase in fair value as a debt discount. The debt discount was amortized to interest expense. In connection with the termination of the Purchase Agreement in December 2025, the embedded derivative was extinguished and derecognized.

Option Agreement

In connection with the Purchase Agreement, the Company also entered into an option agreement with TPC Investments III LP and TPC Investment Solutions LP (the “Option Agreement”), which gave TPC Investments III LP and TPC Investment Solutions LP (the “Holders”) the right to purchase, in the aggregate, up to $10.0 million worth of shares of Common Stock (the “Option”) at a purchase price per share equal to the greater of $7.50, or the 15 day volume-weighted average price as of the exercise date, exercisable in cash only at any time prior to the earlier of (i) December 31, 2026 and (ii) the closing date of a corporate reorganization. The Holders also received certain registration rights relating to the shares underlying the Option pursuant to the Option Agreement. The Holders purchased 1,950,000 shares of Common Stock in the Company’s public underwritten offering that closed on March 5, 2024. The Option granted to the Holders represented a freestanding instrument separate from the Purchasers’ commitments outlined in the Purchase Agreement. The Option Agreement did not qualify for the equity contract scope exception under ASC 815-40 and the Company recorded the Option as a liability (“Option Agreement liability”) on the condensed consolidated balance sheets at an initial fair value of $55 thousand, and subsequent changes in the fair value were recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date. In connection with the termination of the Purchase Agreement in December 2025, the Option Agreement was terminated and no right to purchase Common Stock remains outstanding.

6. Debt

On December 15, 2025, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Avenue Venture Opportunities Fund II, L.P. and its affiliates (the “Lenders”), as administrative agent and collateral agent, providing for a senior secured term loan facility (the “Term Loan Facility”) of up to $77.5 million in the aggregate that matures on December 1, 2029. At closing, the Company drew $40.0 million under the first tranche of the Term Loan Facility, the proceeds of which were used primarily to repay the outstanding liabilities under the Purchase Agreement, as discussed in Note 5. Additional tranches of up to $12.5 million (“Tranche 2”) and $25.0 million (“Tranche 3”) may be made available in the future, at the discretion of the Lenders, upon the satisfaction of specified revenue, regulatory approval, and liquidity conditions. The Company is not obligated to draw any additional amounts.

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

As of September 30, 2026, the Term Loan Facility is classified as long-term debt on the condensed consolidated balance sheets and is recorded at amortized cost, net of unamortized debt discounts and issuance costs. The debt discounts were recorded upon issuance as a result of the initial recognition of (i) Lender warrants classified as a liability and (ii) a bifurcated conversion feature classified as a derivative liability, each discussed in Note 7.

Debt issuance costs and debt discounts are amortized to interest expense over the contractual term of the Term Loan Facility using the effective interest method. Changes in the fair value of the Lender warrants and the derivative liability are recognized in earnings in accordance with the accounting described in Note 7 and are not components of interest expense.

The carrying amount of the Term Loan Facility was as follows:

	September 30, 2026		December 31, 2025
($ in thousands)	Principal	Carrying Amount(a)	Principal	Carrying Amount(a)
Term Loan Facility due 2029(b)	$40,000	$40,464	$40,000	$40,000
Less: unamortized debt issuance costs		(981)		(1,220)
Less: unamortized debt discounts		(2,680)		(3,336)
		$36,803		$35,444

_____________________

(a) Principal payable in monthly installments beginning December 1, 2027, or December 1, 2028 if the second tranche is funded, with the final payment fee of $2.4 million due at maturity.

(b) Interest payable monthly beginning on January 1, 2026 under the Term Loan Facility.

As of September 30, 2026, the contractual maturities of long-term debt were as follows:

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

Equity Line Financing

On September 24, 2024, the Company entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provided that, subject to the terms and conditions set forth therein, the Company had the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. The Company controlled the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Common Stock Purchase Agreement in its sole discretion. In consideration for entering into the Common Stock Purchase Agreement, the Company issued 115,705 shares of Common Stock (the “Commitment Shares”) to Lincoln Park. The Company did not receive any cash proceeds from the issuance of the Commitment Shares. The fair value of the Common Stock Purchase Agreement was measured on the issuance date based on the fair value of the Commitment Shares, which was the consideration given to Lincoln Park in exchange for entering into the agreement. The fair value of the Commitment Shares on the issuance date was determined to be $0.7 million based on the closing price of the Common Stock on September 24, 2024, which was $6.12 per share. The Company recognized the fair value of the Commitment Shares as a non-current asset as a component of other long-term assets on the condensed consolidated balance sheets. The Common Stock Purchase Agreement was subsequently remeasured at each reporting date with changes in fair value recorded within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss. Through September 30, 2026, the Company sold 500,000 shares to Lincoln Park under the Common Stock Purchase Agreement for aggregate gross proceeds of approximately $2.5 million, all of which were sold during the year ended December 31, 2025. The Company did not sell any shares under the Common Stock Purchase Agreement during the nine months ended September 30, 2026. During the three months ended September 30, 2026, the Company remeasured the derivative asset to a fair value of zero and recognized a non-cash loss of $0.7 million (see Note 3). As of September 30, 2026, $47.5 million of unused purchase capacity remained under the Common Stock Purchase Agreement. The Common Stock Purchase Agreement expired in accordance with its terms on October 1, 2026, and the remaining $47.5 million of purchase capacity expired unused.

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

ATM Facilities

On September 1, 2022, the Company entered into a sales agreement with Jefferies LLC, acting as sales agent (the “Jefferies ATM Sales Agreement”) for the sale from time to time of up to $80.0 million of shares of Common Stock (the “Jefferies ATM Facility”). During the three months ended September 30, 2025, the Company sold an aggregate of 2,492,410 shares of Common Stock under the Jefferies ATM Facility at an average price of $2.64 per share for net proceeds of approximately $6.2 million. During the nine months ended September 30, 2025, the Company sold an aggregate of 3,792,280 shares of Common Stock under the Jefferies ATM Facility at an average price of $2.72 per share for net proceeds of approximately $9.8 million.

On November 21, 2025, the Company delivered a notice to Jefferies LLC terminating the Jefferies ATM Sales Agreement, which termination became effective 10 days thereafter.

On December 16, 2025, the Company entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), acting as sales agent, or the TD Cowen ATM Facility, pursuant to which the Company may sell shares of Common Stock from time to time up to an aggregate offering price of $60.0 million. During the nine months ended September 30, 2026, the Company sold an aggregate of 4,018,497 shares of Common Stock under the TD Cowen ATM Facility at an average price of $1.16 per share for net proceeds of approximately $4.6 million. All such sales occurred during the first quarter of 2026.

On March 19, 2026, the Company delivered written notice to TD Cowen that it was suspending and terminating the prospectus, dated December 16, 2025 (the “ATM Prospectus”), relating to the sale of up to $60.0 million of Common Stock, that may be issued and sold pursuant to the Sales Agreement, dated as of December 16, 2025, by and between the Company and TD Cowen (the “Sales Agreement”). The Company will not make any further sales of its Common Stock pursuant to the Sales Agreement unless and until a new prospectus, prospectus supplement or registration statement is filed. Other than the suspension and termination of the ATM Prospectus, the Sales Agreement remains in full force and effect.

Common Stock

In June 2026, the Company amended its Second Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 350,000,000 to 550,000,000.

The holders of Common Stock are entitled to receive dividends from time to time as may be declared by the Company’s board of directors. Through September 30, 2026, no dividends have been declared. The Loan Agreement limits the Company’s ability to pay cash dividends to the holders of Common Stock.

The holders of Common Stock are entitled to one vote for each share held with respect to all matters voted on by the common stockholders of the Company.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company’s senior secured Term Loan Facility includes an equity-settled conversion feature that permits the Lenders, at their option, to convert up to $2.5 million of outstanding principal into shares of Common Stock (the “Conversion Shares”) at a conversion price per share (the “Conversion Price”) equal to 130% of the Warrant Price (as defined below). As a result of the March 2026 Registered Direct Offering, which had a Common Stock offering price of $0.80 per share, the Warrant Price was reset to $0.80 per share; accordingly, the Conversion Price is $1.04 per share. No shares had been issued pursuant to this conversion feature as of September 30, 2026. See Note 6 for additional information.

The Company had reserved Common Stock for future issuances as follows:

	September 30,	December 31,
	2026	2025
Common Stock reserved for Contingent Earnout Shares	15,000,000	15,000,000
Common Stock reserved for the Common Stock Purchase Agreement(c)	12,000,000	12,000,000
Common Stock reserved for TD Cowen ATM Facility(a)	—	54,000,000
Common stock reserved for Conversion Shares under the Loan Agreement(b)	2,403,846	1,800,000
Exercise of options outstanding under stock plans	16,365,498	18,004,681
Vesting of RSUs outstanding under stock plans	990,485	1,985,390
Options available for issuance under stock plans	10,198,526	4,581,530
Warrants to purchase Common Stock	39,629,303	42,569,928
	96,587,658	149,941,529

(a) On March 19, 2026, the Company delivered written notice to TD Cowen that it was suspending and terminating the ATM Prospectus, relating to the sale of up to $60.0 million of Common Stock, that may be issued and sold pursuant to the Sales Agreement.

(b) As of September 30, 2026, Conversion Shares issuable are calculated as $2.5 million divided by the Conversion Price of $1.04 per share.

(c) The Common Stock Purchase Agreement expired on October 1, 2026, after which the 12,000,000 shares reserved under the Common Stock Purchase Agreement were no longer reserved for issuance.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Preferred Stock

The Company’s Second Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue preferred stock, par value $0.0001 per share, in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions and the certificate of designations. There were 20,000,000 shares designated as preferred stock and none were outstanding as of September 30, 2026 and December 31, 2025.

Warrants

The Company had the following Common Stock warrants outstanding:

	September 30,	December 31,
	2026	2025
Legacy Humacyte Common Stock Warrants	411,006	411,006
Private Placement Warrants	—	177,500
Public Warrants	—	5,000,000
October 2024 RDO Warrants	2,840,910	2,840,910
November 2024 RDO Warrants	1,404,494	1,404,494
October 2025 RDO Warrants	28,436,018	28,436,018
Loan Agreement Warrants(a)(b)	4,265,625	2,666,015
Other warrants	240,000	—
Total Common Stock Warrants	37,598,053	40,935,943

_______________________________________

(a) As of December 31, 2025, shares issuable are calculated as $3.4 million (base exercise value) divided by $1.28 per share.

(b) As of September 30, 2026, shares issuable are calculated as $3.4 million (base exercise value) divided by $0.80 per share. The exercise price reset from $1.28 in March 2026 in connection with the March 2026 Registered Direct Offering.

On April 5, 2025, October 2024 RDO Warrants to purchase 2,840,910 shares of Common Stock expired. On May 14, 2025, November 2024 RDO Warrants to purchase 1,404,494 shares of Common Stock expired. On May 27, 2026, the Company issued warrants to purchase 240,000 shares of Common Stock pursuant to a service agreement. On August 26, 2026, Public Warrants to purchase 5,000,000 shares of Common Stock and Private Placement Warrants to purchase 177,500 shares of Common Stock expired in accordance with their terms. Other than as disclosed above, there were no issuances, exercises or expirations of warrants during the nine months ended September 30, 2026 or 2025.

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

Public and Private Placement Warrants

In connection with the Merger, which closed on August 26, 2021, the Company assumed 5,000,000 publicly-traded warrants (“Public Warrants”) and 177,500 private placement warrants issued to AHAC Sponsor LLC (the “Sponsor”), Oppenheimer & Co. Inc. and Northland Securities, Inc., in connection with AHAC’s initial public offering (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”). The Common Stock Warrants entitled the holder to purchase one share of Common Stock at an exercise price of $11.50 per share.

The Public Warrants were classified within stockholders’ equity. The Private Placement Warrants were classified as a derivative liability and remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On August 26, 2026, all outstanding Public Warrants and Private Placement Warrants expired unexercised in accordance with their terms. Prior to the expiration of the Public Warrants, Nasdaq filed a Form 25-NSE with the SEC on August 25, 2026 to delist the Public Warrants from Nasdaq, resulting in the suspension of trading in the Public Warrants. As of September 30, 2026, no Public Warrants or Private Placement Warrants remained outstanding, and the Private Placement Warrants liability balance was zero.

The fair value of the Private Placement Warrants liability was immaterial as of December 31, 2025.

Changes in the fair value of the Private Placement Warrants liability resulted in immaterial gains or losses for the three months ended September 30, 2026 and 2025. Changes in fair value resulted in an immaterial non-cash gain and a non-cash gain of $0.3 million for the nine months ended September 30, 2026 and 2025, respectively. The remeasurement of the Private Placement Warrants liability is classified within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss. See Note 3 for a summary of the changes in the fair value of the Private Placement Warrants during the three and nine months ended September 30, 2026 and 2025.

Public Warrants

Prior to their expiration, the Public Warrants were publicly traded and exercisable for cash unless certain conditions occur, including the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the Public Warrants could have been exercised on a cashless basis. The Public Warrants were exercisable only for a whole number of shares and expired on August 26, 2026, which was the fifth anniversary of the completion of the Merger.

The Company concluded that the Public Warrants met the criteria for classification within stockholders’ equity. Accordingly, prior to their expiration, the Public Warrants were recognized within stockholders’ equity on the Closing Date at a fair value of $2.80 per warrant.

Registered Direct Offering Warrants

Collectively, the October 2024 RDO Warrants, the November 2024 RDO Warrants, and the October 2025 RDO Warrants are referred to as the “Registered Direct Offering Warrants.”

The Registered Direct Offering Warrants holders are entitled to participate in dividends and other distributions of assets to the same extent as if the holders held the number of shares of Common Stock issuable upon exercising the Registered Direct Offering Warrants. Therefore, the Registered Direct Offering Warrants are considered participating securities and are included in the computation of net loss per share pursuant to the two-class method. In applying the two-class method, during periods of net income, earnings are allocated to both Common Stock and participating securities based on their respective weighted-average shares outstanding for the period. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company.

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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

stock.

There is a provision related to fundamental transactions (defined in the Registered Direct Offering Warrants to include various merger and change in control transactions) that results in liability classification. As the Registered Direct Offering Warrants meet the definition of a derivative, the Company recorded these Registered Direct Offering Warrants as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized within Change in fair value of derivatives in the condensed consolidated statements of operations and comprehensive loss at each reporting date.

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

The October 2024 RDO Warrants were initially recognized as a liability at a fair value of $15.2 million on the issuance date. The October 2024 RDO Warrants liability was remeasured to a fair value of $0.3 million as of September 30, 2026, compared with a fair value of $0.8 million as of December 31, 2025. Changes in the fair value of the October 2024 RDO Warrants liability resulted in non-cash gains of $0.4 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and non-cash gains of $0.5 million and $10.4 million for the nine months ended September 30, 2026 and 2025, respectively.

The assumptions and data inputs used in the valuations are described below:

	September 30,	December 31,
	2026	2025
Market price of public stock	$0.52	$0.96
Exercise price	$5.28	$5.28
Expected term (years)	2.52	3.27
Expected share price volatility	111.0%	98.4%
Risk-free interest rate	4.82%	3.51%
Estimated dividend yield	0%	0%

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

The November 2024 RDO Warrants were initially recognized as a liability at a fair value of $6.1 million on the issuance date. The November 2024 RDO Warrants liability was remeasured to a fair value of $0.2 million as of September 30, 2026, compared with a fair value of $0.4 million as of December 31, 2025. Changes in the fair value of the November 2024 RDO Warrants liability resulted in non-cash gains of $0.2 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and non-cash gains of $0.3 million and $5.4 million for the nine months ended September 30, 2026 and 2025, respectively.

The assumptions and data inputs used in the valuations are described below:

	September 30,	December 31,
	2026	2025
Market price of public stock	$0.52	$0.96
Exercise price	$5.34	$5.34
Expected term (years)	2.62	3.37
Expected share price volatility	111.5%	98.2%
Risk-free interest rate	4.84%	3.52%
Estimated dividend yield	0%	0%

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The October 2025 RDO Warrants are exercisable 180 days following the date of issuance, and will expire on April 7, 2031. The October 2025 RDO Warrants have an exercise price of $2.11 per share.

The October 2025 RDO Warrants were initially recognized as a liability at a fair value of $34.3 million on the issuance date. The October 2025 RDO Warrants liability was remeasured to a fair value of $7.7 million as of September 30, 2026, compared with a fair value of $16.4 million as of December 31, 2025. The change in the fair value of the October 2025 RDO Warrants liability resulted in a non-cash gain of $5.4 million and a non-cash gain of $8.6 million for the three and nine months ended September 30, 2026, respectively.

The assumptions and data inputs used in the valuations are described below:

	September 30,	December 31,
	2026	2025
Market price of public stock	$0.52	$0.96
Exercise price	$2.11	$2.11
Expected term (years)	4.52	5.27
Expected share price volatility	100.2%	89.3%
Risk-free interest rate	5.07%	3.76%
Estimated dividend yield	0%	0%

See Note 3 for a summary of changes in the fair value of the RDO Warrants during the three and nine months ended September 30, 2026 and 2025.

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

The Company evaluated the Loan Agreement Warrants to determine the appropriate financial statement classification in accordance with ASC 480 and ASC 815. Although the Loan Agreement Warrants are a freestanding financial instrument, the Company concluded that they do not meet all requirements for equity classification under ASC 815, including the requirement that the contract be indexed to the Company’s own stock, because certain provisions affect the settlement amount in a manner that is not consistent with the inputs to the valuation of a fixed-for-fixed option on the Company’s equity shares. Accordingly, the Loan Agreement Warrant is classified as a warrant liability (the “Loan Agreement Warrants liability”) with an offset recorded as a debt discount within the Term Loan carrying amount, to be amortized to interest expense over the loan term using the effective interest method.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company estimated the fair value of the Loan Agreement Warrants liability using a Black-Scholes option-pricing model that required significant assumptions on expected volatility and expected term, and certain data inputs, including the Company’s common stock price, risk-free interest rate, and expected dividend yield. The estimated fair value of the warrants liability recognized at issuance was $2.2 million. The valuation reflected the base exercise value of the warrants and excluded the additional exercise value associated with Tranche 3, as the funding of Tranche 3 was contingent and not considered probable at issuance. The Loan Agreement Warrants liability was remeasured to a fair value of $0.9 million as of September 30, 2026, compared with a fair value of $1.7 million as of December 31, 2025. The change in the fair value of the Loan Agreement Warrants liability resulted in a non-cash gains of $0.6 million and $0.8 million for the three and nine months ended September 30, 2026, respectively.

The assumptions and data inputs used in the valuations are described below:

	September 30,	December 31,
	2026	2025
Market price of public stock	$0.52	$0.96
Exercise price	$0.80	$1.28
Expected term (years)	4.21	4.96
Expected share price volatility	100.8%	91.0%
Risk-free interest rate	5.05%	3.73%
Estimated dividend yield	0%	0%

See Note 3 for a summary of the changes in the fair value of the Loan Agreement Warrants during the three and nine months ended September 30, 2026.

Contingent Earnout Liability

Following the Closing, former holders of Legacy Humacyte common and preferred shares are eligible to receive up to 15,000,000 additional shares of Common Stock issuable upon the satisfaction of specified post-closing market-based conditions (the “Contingent Earnout Shares”) in the aggregate, in two equal tranches of 7,500,000 shares of Common Stock per tranche. The first and second tranches are issuable if the closing volume weighted average price (“VWAP”) per share of Common Stock quoted on Nasdaq (or the exchange on which the shares of Common Stock are then listed), is greater than or equal to $15.00 and $20.00, respectively, over any 20 trading days within any 30 consecutive trading day period.

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

The Contingent Earnout Liability was remeasured to a fair value of $6.1 million as of September 30, 2026, compared with a fair value of $11.5 million as of December 31, 2025. Changes in the fair value of the liability resulted in non-cash gains of $3.4 million and $4.9 million for the three months ended September 30, 2026 and 2025, respectively, and non-cash gains of $5.4 million and $49.2 million for the nine months ended September 30, 2026 and 2025, respectively. The remeasurement of the Contingent Earnout Liability is classified within Change in fair value of Contingent Earnout Liability in the condensed consolidated statements of operations and comprehensive loss.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The assumptions and data inputs used in the valuations are described below:

	September 30,	December 31,
	2026	2025
Current stock price	$0.52	$0.96
Expected share price volatility	95.9%	88.7%
Risk-free interest rate	5.29%	4.18%
Estimated dividend yield	0%	0%
Expected term (years)	10.00	10.00

See Note 3 for a summary of the changes in the fair value of the Contingent Earnout Liability during the three and nine months ended September 30, 2026 and 2025.

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

The Loan Agreement conversion derivative liability was remeasured to a fair value of $0.7 million as of September 30, 2026, compared with a fair value of $0.8 million as of December 31, 2025. The change in the fair value of the liability resulted in non-cash gains of $0.5 million and $0.1 million for the three and nine months ended September 30, 2026, respectively.

The assumptions and data inputs used in the valuations are described below:

	September 30,	December 31,
	2026	2025
Market price of public stock	$0.52	$0.96
Exercise price	$1.04	$1.66
Expected term (years)	3.17	3.92
Expected share price volatility	107.7%	96.5%
Risk-free interest rate	5.01%	3.64%
Estimated dividend yield	0%	0%

See Note 3 for a summary of the changes in the fair value of the Loan Agreement Conversion Derivative Liability during the three and nine months ended September 30, 2026.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8. Stock-based Compensation

At Closing, the 2021 Long-Term Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “ESPP”) became effective. Under the 2021 Plan, the Company can grant non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance awards and other forms of equity-based awards. Under the ESPP, when and if implemented, eligible employees will be permitted to purchase shares of Common Stock at the lower of 85% of the closing trading price per share of Common Stock on the first day of the offering period or 85% of the closing trading price per share on the exercise date, which will occur on the last day of each offering period.

The 2021 Plan and ESPP provide that on January 1 of each year, the share reserve under the 2021 Plan and the ESPP will automatically increase in an amount equal to the lesser of (a) 5% and 1%, respectively, of the number of shares of Common Stock outstanding on December 31 of the preceding year and (b) a number of shares of Common Stock determined by the Company’s board of directors. The Company’s board of directors determined that there would be no automatic increase in the number of shares reserved under the 2021 Plan on January 1, 2023. The 2021 Plan share reserve automatically increased on January 1, 2024 by 5,183,686 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2023. The 2021 Plan share reserve automatically increased on January 1, 2025 by 6,501,375 shares, which was equivalent to 5% of the number of shares of Common Stock outstanding on December 31, 2024. The 2021 Plan share reserve increased on January 1, 2026 by 4,000,000 shares, as determined by the Company’s board of directors, which was less than 5% of the number of shares of Common Stock outstanding on December 31, 2025. Since the inception of the ESPP, the Company’s board of directors has determined that there would be no automatic increase in the number of shares reserved under the ESPP. Effective April 17, 2025, the Company’s board of directors reduced the number of shares reserved under the ESPP to zero shares of Common Stock. As of September 30, 2026, 10,198,526 shares of Common Stock were available under the 2021 Plan.

Prior to the Closing, Legacy Humacyte had two equity incentive plans, the 2015 Omnibus Incentive Plan, as amended, (the “2015 Plan”), and the 2005 Stock Option Plan (the “2005 Plan”). As a result of the Merger, after the Closing no further awards were granted under either the 2015 Plan or the 2005 Plan. All awards previously granted and outstanding as of the effective date of the Merger were adjusted to reflect the impact of the Merger as set forth in the Merger Agreement, but otherwise retained their original terms. The shares underlying any award granted under the 2021 Plan or the 2015 Plan that are forfeited, cancelled or reacquired by the Company prior to vesting, that expire or that are paid out in cash rather than shares will become available for grant and issuance under the 2021 Plan. As of September 30, 2026, 14,580,106 and 2,775,877 shares of Common Stock remain reserved for outstanding awards issued under the 2021 Plan and the 2015 Plan, respectively, and there were no shares of Common Stock outstanding under the 2005 Plan. The Company has sufficient authorized and unissued shares to issue Common Stock in satisfaction of any outstanding awards and any awards available for grant under the 2021 Plan.

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

The Company estimated the fair value of the stock options on the date of grant using the following assumptions in the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Estimated dividend yield	0%	0%	0%	0%
Expected share price volatility (weighted average and range, if applicable)	92.4%	95.7%	94.9% (92.4% to 100.4%)	92.8% (92.2% to 95.7%)
Risk-free interest rate (weighted average and range, if applicable)	4.66%	3.76%	4.32% (3.89% to 4.66%)	4.38% (3.76% to 4.45%)
Expected term of options (in years)	6.25	6.25	6.25	6.25

•
Fair Value of Common Stock. The fair value of the Common Stock has been determined based on the closing price of the shares on Nasdaq.
•
Expected Term. The expected term represents the period that stock options are expected to be outstanding. The Company calculated the expected term using the simplified method for options, which is available where there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting tranches, the times from grant until the mid-points for each of the tranches may be averaged to provide an overall expected term.
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

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of option activity under the Company’s stock option plans during the nine months ended September 30, 2026 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2025	18,004,681	$4.25	7.7	$—
Granted	1,740,600	0.89
Exercised	(24,398)	1.23
Forfeited	(3,355,385)	3.41
Options outstanding at September 30, 2026	16,365,498	$4.06	7.3	$—
Vested and exercisable, September 30, 2026	9,202,714	$5.09	6.3	$—
Vested and expected to vest, September 30, 2026	16,365,498	$4.06	7.3	$—

The weighted-average grant-date fair value per share of options granted during the nine months ended September 30, 2026 was $0.71.

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

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Grants outstanding at December 31, 2025	1,985,390	$1.23
Granted	75,000	0.64
Vested	(992,694)	1.23
Forfeited	(77,211)	1.23
Grants outstanding at September 30, 2026	990,485	$1.19

Stock-based Compensation Expense

Stock-based compensation expense is included in research and development expense and general and administrative expense in the condensed consolidated statements of operations and comprehensive loss based on where the associated employee compensation costs are generally classified.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table shows a summary of stock-based compensation expense related to stock options, warrants issued pursuant to a service agreement, and RSUs included in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Stock options	$2,024	$2,510	$6,713	$7,431
Restricted stock units	278	—	1,349	—
Warrants	39	—	57	—
Total stock-based compensation expense	$2,341	$2,510	$8,119	$7,431
Research and development	842	989	3,048	3,038
General and administrative	1,499	1,521	5,071	4,393
Total stock-based compensation expense	$2,341	$2,510	$8,119	$7,431

No stock-based compensation was capitalized to inventory during the three and nine months ended September 30, 2026. As of September 30, 2026, total unrecognized stock-based compensation cost related to stock options was $14.6 million, which is expected to be recognized over a weighted-average period of 2.0 years. As of September 30, 2026, total unrecognized stock-based compensation cost related to unvested RSUs was approximately $0.7 million, which is expected to be recognized over a weighted-average period of approximately 0.8 years.

9. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of September 30, 2026. The Company’s effective federal and state tax rate for the three and nine months ended September 30, 2026 and 2025 was 0%, primarily as a result of accumulating net operating losses for the fiscal year to date offset by the increase in the valuation allowance against the related deferred tax asset.

The Company did not record any income tax expense or benefit during the three and nine months ended September 30, 2026 and 2025. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.

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

In December 2024, the FDA approved the Company’s BLA for urgent arterial repair following extremity vascular trauma when autologous vein use is not feasible. Based on the achievement of this milestone under the Duke License Agreement, the Company paid a $0.5 million license fee to Duke during the third quarter of 2025. Other payments to Duke under the Duke License Agreement were immaterial during the periods presented.

Yale University

In August 2019, the Company entered into a license agreement with Yale University (“Yale”) that granted the Company a worldwide license to the patents related to the biovascular pancreas (“BVP”) product candidate (the “BVP License Agreement”). The license granted under the BVP License Agreement is exclusive in the field of engineered vascular tissues that deliver pancreatic islet cells to patients, except that it is subject to Yale’s non-exclusive right, on behalf of itself and all other non-profit academic institutions, to use the licensed products for research, teaching, and other non-commercial purposes. The Company has agreed to pay to Yale an annual maintenance fee, increasing between the first and fifth anniversaries of the BVP License Agreement up to a maximum of less than $0.1 million per year for this license.

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

If the Company or any of its future sublicensees brings a patent challenge against Yale or assists another party in bringing a patent challenge against Yale, the license fees described above will be subject to certain increases and penalties.

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

As of September 30, 2026 and December 31, 2025, the Company had received an aggregate Actual Award of $0.5 million under the JDRF Agreement upon execution of the agreement and achievement of various research and development milestones.

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

The JDRF Agreement expires on the date on which the Company has paid all of the royalty payments described above. Either party may terminate the JDRF Agreement for cause by providing the other party with written notice and allowing the other party 30 days to cure such breach. JDRF may terminate the JDRF Agreement without cause by providing 90 days’ notice to the Company at any time after April 1, 2024. Royalties based on previously received milestone payments would remain due after a termination by JDRF without cause. As the royalties are contractually required to be paid upon achieving these milestones even after the termination of the JDRF Agreement, the Company determined that the JDRF Actual Award payments are to be classified as a liability in the condensed consolidated balance sheets. The JDRF liability related to the Actual Award payments is reported at amortized cost and is included in Other long-term liabilities in the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the carrying value of the JDRF liability was $0.7 million and $0.5 million, respectively. During the three and nine months ended September 30, 2026, the Company recorded $0.1 million and $0.2 million of interest expense related to the JDRF liability, respectively. During the three and nine months ended September 30, 2025, interest expense related to the JDRF liability was insignificant.

Workforce Reduction

In April 2025, the Company implemented a cost reduction action to reduce its workforce by 30 employees, cease recruitment of additional planned new hires, and reduce other operating expenses. The Company undertook these cost reductions to improve cash runway and to better align the Company’s organizational structure with its top business objectives. Employee severance costs associated with this action were $0.7 million, which were expensed during the second quarter of 2025. Employee severance costs included $0.6 million recognized in research and development expenses and $0.1 million recognized in general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive loss. There are no further costs associated with this cost reduction action expected to be incurred in the future.

In May 2026, the Company implemented a plan to reduce its workforce by approximately 45 employees, defer additional planned new hires, and reduce other operating expenses. The Company estimates that it will incur aggregate charges of approximately $0.8 million representing one-time cash expenditures for severance and other employee termination benefits, of which the majority was incurred during the second quarter of 2026.

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Legal Matters

From time to time, the Company may be involved in various lawsuits, claims, assessments and proceedings, including securities, commercial, intellectual property, product liability, contractual, governmental, employment or other matters that arise in the normal course of business. The Company accrues a liability for a contingency when management believes information available prior to the issuance of the consolidated financial statements indicates that it is probable a loss has been incurred as of the date of the consolidated financial statements and that the amount of the loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal defense costs are expensed as services are rendered, including an accrual for services received but not yet billed; no accrual is recorded for future defense services. Insurance recoveries related to recognized loss contingencies are recorded when recovery is considered probable. Any insurance recovery asset is recognized separately from the related loss contingency liability and is limited to the amount of the associated loss that has been recognized in the financial statements. To the extent that expected insurance recoveries exceed the amount of the related recognized loss, the excess recovery is not recognized until realizable and the related gain contingency recognition criteria are met. Any such excess recovery is presented separately from the related liability, generally within other income.

On November 18, 2024, James A. Cutshall filed a putative class action lawsuit, captioned Cutshall v. Humacyte, Inc., et al., No. 1:24-cv-00954 (the “Securities Litigation”), against the Company and certain of the Company’s officers in the United States District Court for the Middle District of North Carolina. The complaint in the Securities Litigation (the “Initial Complaint”) asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons and entities that purchased or otherwise acquired securities of the Company between May 10, 2024 and October 17, 2024, based on allegations that the defendants made or were responsible for false or misleading statements and omissions related to the BLA for the vascular trauma indication and to alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility. The Initial Complaint seeks a variety of relief, including unspecified compensatory damages, attorneys’ fees and costs. On January 31, 2025, the court appointed co-lead plaintiffs. On May 22, 2025, the co-lead plaintiffs filed the amended complaint in the Securities Litigation. The amended complaint expands the putative class to include persons and entities that purchased or otherwise acquired securities of the Company between August 14, 2023 and March 25, 2025. It asserts that the defendants made or were responsible for false or misleading statements and omissions related to the safety of Symvess, alleged deficiencies at the Company’s Durham, North Carolina manufacturing facility, and the Company’s financial condition and liquidity. On July 25, 2025, defendants moved to dismiss the amended complaint in its entirety and with prejudice. On March 31, 2026, the court partially granted and partially denied the defendants’ motion to dismiss in the Securities Litigation. Claims about financial condition, liquidity and manufacturing facility deficiencies were dismissed without prejudice, while claims related to product safety misrepresentations and omissions were sustained at the pleading stage. In August 2026, the parties agreed in principle to settle the Securities Litigation, subject to court approval and other customary conditions. On November 2, 2026, the parties entered into a stipulation and agreement of settlement in the Securities Litigation, subject to other customary conditions, including court approval, pursuant to which the defendants agreed to pay or cause to be paid $9.0 million in total consideration, in exchange for a release of claims against defendants and their respective related parties. On November 2, 2026, the co-lead plaintiffs filed a motion for preliminary approval of the parties’ settlement in the Securities Litigation.

Between January 7, 2025 and August 21, 2026, several putative stockholders of the Company filed verified derivative actions against the Company (the “Derivative Actions”), all of which assert substantively similar claims and allegations. On January 7 and 10, 2025, putative stockholders of the Company filed two verified stockholder derivative actions in the United States District Court for the Middle District of North Carolina, captioned Silva v. Sebelius, et al., No. 1:25-cv-00005 (the “Silva Action”) and Misko v. Niklason, et al., No. 1:25-cv-00028 (the “Misko Action”). Each of these derivative actions was brought on behalf of the Company against certain of its current or former directors and officers, as well as Ayabudge LLC. The complaints in each action assert claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, based on a variety of allegations including claims that the defendants are responsible for any damages sustained by the Company as a result of the Securities Litigation. The Misko Action also includes a claim for contribution against certain defendants under Sections 10(b) and 21(d) of the Exchange Act for any

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

liability the Company may sustain as a result of the Securities Litigation. On February 18, 2025, the court issued an order consolidating the Silva Action and the Misko Action (collectively, the “Consolidated Derivative Action”).

On December 19, 2024, the Company received a demand letter (the “2024 Demand Letter”) from a purported stockholder of the Company, demanding that the Board assert claims against certain of the Company’s current or former officers and directors for breach of fiduciary duty, gross mismanagement, corporate waste, unjust enrichment, aiding and abetting, violations of Section 14(a) of the Exchange Act, and insider trading, based on a variety of allegations including claims that the Company’s current and former officers and directors are responsible for any damages sustained by the Company as a result of the Securities Litigation. On January 24, 2025, the Board appointed a demand evaluation committee to evaluate the claims made in the 2024 Demand Letter and report back to the full Board. On February 19, 2025, the purported stockholder who sent the 2024 Demand Letter filed a stockholder derivative action in the United States District Court for the Middle District of North Carolina, captioned Olson v. Niklason, et al., No. 1:25-cv-00123 (the “Olson Action”), asserting that the Company had refused his demand.

On May 19, 2025, the Company received a demand letter (the “2025 Demand Letter”) from a purported stockholder of the Company, making demands and stating allegations substantially similar to those in the 2024 Demand Letter. The letter was referred to the demand evaluation committee for evaluation, and the demand evaluation committee recommended that the board of directors of the Company defer action on the demand until after the resolution of the pending motion to dismiss in the Securities Litigation. The board of directors accepted the demand evaluation committee’s recommendation, and counsel for the demand evaluation committee informed the stockholder of the board of directors’ determination to defer action on the demand by letter dated September 24, 2025. On June 26, 2026, the purported stockholder who sent the 2025 Demand Letter filed a stockholder derivative action in the United States District Court for the Middle District of North Carolina, captioned Heller v. Bamforth, et al., No. 1:26-cv-00604 (the “Heller Action”), asserting that the Company had refused his demand.

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

On August 21, 2026, a putative stockholder of the Company filed a stockholder derivative action in the United States District Court for the District of Delaware, captioned Sammons v. Sebelius, et al., No. 1:26-cv-01076 (the “Sammons Action”). The complaint in the Sammons Action asserts substantive claims and allegations that are substantively similar to those asserted in the Consolidated Derivative Action, the Olson Action, the Dusci Action, and the Heller Action.

The parties have filed joint motions to stay the Consolidated Derivative Action, the Olson Action, the Dusci Action, and the Heller Action. Those motions have been granted.

In September 2026, the parties reached an agreement in principle to resolve the Derivative Actions, subject to court approval and other customary conditions. Under the terms of the proposed settlement, the Company would implement certain corporate governance terms in exchange for a release of claims against defendants and their respective related parties and would resolve any claim for attorneys’ fees for a payment of $0.75 million to plaintiffs’ counsel. On November 2, 2026, the plaintiffs in the Derivative Action filed a motion for the preliminary approval of the parties’ settlement.

The Company concluded that a loss associated with the matters was both probable and reasonably estimable as of September 30, 2026, and recorded litigation settlement expense and liability of $9.8 million, consisting of $9.0 million of settlement consideration related to the Securities Litigation and $0.8 million of plaintiffs’ attorneys’ fees related to the Derivative Actions. The liability was presented as litigation settlement liability in the condensed consolidated balance sheet as of September 30, 2026, and the expense was included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026.

The Company also recognized a separate insurance recovery asset of $9.1 million, representing amounts probable of recovery in connection with the Securities Litigation and Derivative Actions settlement obligations under its directors’ and

Humacyte, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

officers’ liability insurance policies. This determination was based on the terms of the applicable insurance policies, the settlement agreements, written coverage confirmations received from the Company’s insurers, and management’s assessment of the insurers’ ability and intent to perform. The related receivable was presented as insurance recovery asset in the condensed consolidated balance sheet as of September 30, 2026, and the insurance recovery benefit was included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026.

The settlements remain subject to court approval and other customary conditions, and the amounts ultimately paid and recovered may differ from the amounts recorded.

Indemnification

To the extent permitted under Delaware law, the Company has agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is or was serving, at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s service. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is not specified in such arrangements; however, the Company has director and officer insurance coverage that is intended to reduce its exposure and enable the Company to recover a portion of any potential future amounts the Company could be required to make.

11. Related Party Transactions

Fresenius Medical Care Investments and Distribution Agreement

In June 2018, the Company completed a $150.0 million financing transaction pursuant to which Fresenius Medical Care purchased shares of series D redeemable convertible preferred stock that at the Closing Date converted into 15,812,735 shares of Common Stock. In August 2021, Fresenius Medical Care invested $25 million as part of a private placement offering related to the Merger and received an additional 2.5 million shares of Common Stock.

In addition, the Company entered into a distribution agreement with Fresenius Medical Care in June 2018 (as amended by the First Amendment dated October 2, 2019, the Second Amendment dated February 16, 2021, and the Third Amendment dated April 21, 2026, the “Distribution Agreement”). Prior to the Third Amendment, the Distribution Agreement granted Fresenius Medical Care rights to develop and commercialize the Company’s 6 millimeter acellular tissue engineered vessel-tyod (the “Distribution Product”) outside the United States. Pursuant to the Third Amendment, the Company has the sole right to develop and commercialize, and conduct all regulatory matters relating to the Distribution Product on a worldwide basis. In connection with the reversion of ex-U.S. rights, the Company pays Fresenius Medical Care low-single-digit royalties on net sales of the Distribution Product outside the United States, subject to a two-year royalty-free period following launch of the Distribution Product (as defined in the Distribution Agreement) in each applicable country. The Company continues to pay royalties on net sales of the Distribution Product in the United States at rates ranging from mid-single digits to low double digits, and Fresenius Medical Care remains obligated to support adoption of the Distribution Product as a standard of care in hemodialysis patients for which such use is supported by clinical results and health economic analyses.

As of September 30, 2026 and December 31, 2025, royalties payable to Fresenius Medical Care were $0.4 million and $0.2 million, respectively.

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

In addition to extremity vascular trauma, we and our collaborators have conducted Phase 3 and Phase 2 trials of our 6 millimeter ATEV in AV access for hemodialysis and PAD. We were granted Fast Track designation by the FDA for our 6 millimeter ATEV for use in AV access for hemodialysis in 2014. We also received the first Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA, for the creation of vascular access for performing hemodialysis, in March 2017. In May 2023, we were granted the RMAT designation for the ATEV for urgent arterial repair following extremity vascular trauma, and in June 2024, we were granted the RMAT designation for the ATEV for patients with advanced PAD. In addition, in 2018 our ATEV product candidate was assigned a priority designation by the Secretary of Defense under Public Law 115-92, enacted to expedite the FDA’s review of products that are intended to diagnose, treat or prevent serious or life-threatening conditions facing American military personnel.

We have incurred operating losses and negative cash flows from operations in each year since our inception in 2004. As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $796.8 million and $726.8 million, respectively, and working capital of $57.9 million and $49.4 million, respectively. Our operating losses were approximately $79.5 million and $77.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Net cash flows used in operating activities were $62.1 million and $78.9 million during the nine months ended September 30, 2026 and 2025, respectively. Substantially all of our operating losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we continue to commercialize Symvess and advance our product candidates.

As of September 30, 2026, we had cash and cash equivalents of $64.5 million and restricted cash of $0.4 million.

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

Our need for additional capital will depend in part on the scope and costs of our development and commercial manufacturing activities and on the results of our ongoing commercial sales efforts. Since receiving FDA approval to commercialize Symvess in the vascular trauma indication, we generated product revenue of $1.0 million and $1.9 million for the three and nine months ended September 30, 2026, respectively, and $1.4 million for the twelve months ended December 31, 2025. Our ability to generate sufficient product revenue to finance our operations will depend on the successful commercialization of Symvess and the advancement of our product candidates. Until such time, if ever, we expect to finance our operations primarily through the use of existing cash and cash equivalents, private or public equity financings, debt financings, debt refinancings or restructurings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we plan to implement a program to delay, reduce, suspend or cease our planned capital expenditures, research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See “Risk Factors” for additional information.

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

Recent Developments

On July 31, 2026, we received a letter from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the 30 consecutive business days ended July 30, 2026, the closing bid price of our Common Stock was below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). We have been provided an initial period of 180 calendar days, or until January 27, 2027, to regain compliance. See Part II, Item 1A, “Risk Factors,” for additional information.

On August 26, 2026, all outstanding Public Warrants and Private Placement Warrants assumed in connection with the Merger expired unexercised in accordance with their terms. Prior to the expiration of the Public Warrants, Nasdaq filed a Form 25-NSE with the SEC on August 25, 2026 to delist the Public Warrants from Nasdaq, resulting in the suspension of trading in the Public Warrants. See Note 7, Stockholders’ Equity and Warrants, to our condensed consolidated financial statements for additional information.

On October 1, 2026, our Common Stock Purchase Agreement with Lincoln Park Capital Fund, LLC expired in accordance with its terms. Through September 30, 2026, we sold 500,000 shares of Common Stock under the Common Stock Purchase Agreement for aggregate gross proceeds of approximately $2.5 million, all of which were sold during the year ended December 31, 2025. We did not sell any shares under the Common Stock Purchase Agreement during the nine months ended September 30, 2026. As of September 30, 2026, $47.5 million of unused purchase capacity remained under the Common Stock Purchase Agreement. The Common Stock Purchase Agreement expired in accordance with its terms on October 1, 2026, and the remaining $47.5 million of purchase capacity expired unused and is no longer available to us as a source of liquidity. In connection with the expiration, we remeasured the related derivative asset to a fair value of zero as of September 30, 2026 and recognized a non-cash loss of $0.7 million within change in fair value of derivatives during the three months ended September 30, 2026. See Note 3, Fair Value Measurements, and Note 7, Stockholders' Equity and Warrants, to our condensed consolidated financial statements, and "Liquidity and Capital Resources—Sources of Liquidity" below for additional information.

In August 2026, the parties agreed in principle to settle the Securities Litigation, subject to court approval and other customary conditions. On November 2, 2026, the parties entered into a stipulation and agreement of settlement with respect to the Securities Litigation, and the co-lead plaintiffs filed a motion for preliminary approval of the settlement. In September 2026, the parties reached an agreement in principle to resolve the Derivative Actions, subject to court approval and other customary conditions. The parties are in the process of finalizing the settlement documentation with respect to the related Derivative

Actions. In connection with these matters, we recorded an aggregate litigation settlement liability of $9.8 million and a separate insurance recovery asset of approximately $9.1 million as of September 30, 2026. See Note 10, Commitments and Contingencies, to our condensed consolidated financial statements for additional information.

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

Prior to the recent commercialization of the ATEVs in the vascular trauma indication, all of our revenue was derived from government and other grants. During the three and nine months ended September 30, 2026, we generated $1.0 million and $1.9 million, respectively, in product revenue from sales of Symvess, compared with $0.7 million and $1.0 million, respectively, for the three and nine months ended September 30, 2025. The remainder of our revenue has been derived from contracts. From inception through September 30, 2026, we have been awarded grants, including grants from the California Institute of Regenerative Medicine, the National Institutes of Health, and the Department of Defense, to support our development, production scaling and clinical trials of our product candidates.

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

Cost of Goods Sold

Cost of goods sold consists of manufacturing costs associated with the production of Symvess, including materials, direct labor and manufacturing-related overhead. Cost of goods sold also includes royalty expense related to product sales, overhead associated with unused production capacity, and inventory reserves recorded to adjust inventory to its estimated net realizable value. Prior to FDA approval of Symvess for the vascular trauma indication in December 2024, manufacturing and material costs incurred in connection with product development were expensed as research and development costs as incurred, as commercialization and future economic benefit were not yet considered probable. Beginning in 2025, following commercialization of Symvess, certain manufacturing-related payroll and overhead costs previously included within research and development expenses were capitalized to inventory and recognized in cost of goods sold as product is sold. During the six months ended June 30, 2026, we recorded a reserve to adjust certain inventory balances to their estimated net realizable value. This reserve is reflected within cost of goods sold for the nine months ended September 30, 2026, in the condensed consolidated statements of operations and comprehensive loss.

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

Other Income (Expense), Net

Total other income (expense), net consists of (i) the change in fair value of the Contingent Earnout Liability that was accounted for as a liability as of the date of the Merger and is remeasured to fair value at each reporting period, resulting in a non-cash gain or loss, (ii) interest income earned on our cash and cash equivalents, (iii) interest expense incurred on our Term Loan Facility, finance leases, and our former Purchase Agreement during the periods each were outstanding, and (iv) the change in fair value of our derivative liabilities and assets, including the private placement Common Stock warrant liabilities related to the Private Placement Warrants, which we assumed in connection with the Merger; Common Stock warrant liabilities related to our Registered Direct Offerings; the warrant liability related to the Loan Agreement; the former contingent derivative liability related to the terminated Purchase Agreement; a former liability related to a freestanding option agreement related to the terminated Purchase Agreement; a derivative liability related to our agreement with JDRF; a derivative liability related to the Loan Agreement; and a former derivative asset related to our Common Stock Purchase Agreement, all of which are subject to remeasurement to fair value at each balance sheet date each liability is outstanding, resulting in a non-cash gain or loss.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Revenue:
Product revenue, net	$1,023	$703	320	46%
Contract revenue	5	50	(45)	(90)%
Total revenue	1,028	753	275	37%

Operating expenses:
Cost of goods sold	1,429	260	1,169	450%
Research and development	14,104	17,273	(3,169)	(18)%
General and administrative	9,014	7,610	1,404	18%
Total operating expenses	24,547	25,143	(596)	(2)%
Loss from operations	(23,519)	(24,390)	871	(4)%

Other income (expense), net:
Interest income	601	590	11	2%
Interest expense	(2,370)	(2,612)	242	(9)%
Change in fair value of Contingent Earnout Liability	3,387	4,893	(1,506)	(31)%
Change in fair value of derivatives	6,363	4,009	2,354	59%
Total other income, net	7,981	6,880	1,101	16%
Net loss	$(15,538)	$(17,510)	$1,972	(11)%

Revenue

Total revenue was $1.0 million for the three months ended September 30, 2026, compared with $0.8 million revenue for the three months ended September 30, 2025. Revenue for the three months ended September 30, 2026 consisted of product revenue from sales of Symvess in the United States. Revenue for the three months ended September 30, 2025 consisted of $0.7 million of product revenue from sales of Symvess in the United States and an insignificant amount of revenue earned related to research and development services pursuant to a research contract with a large medical technology company.

Cost of Goods Sold

Cost of goods sold was $1.4 million for the three months ended September 30, 2026, compared to $0.3 million for the three months ended September 30, 2025. During the three months ended September 30, 2026, the cost of goods sold included a $0.8 million of costs associated with excess capacity and royalties on product sales. We recorded no additional inventory reserve expense during the three months ended September 30, 2026.

Research and Development Expenses

The following table presents research and development expenses for the periods indicated:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Direct Expenses
Vascular Trauma	$108	$278	$(170)	(61)%
AV Access	1,665	1,612	53	3%
Total	1,773	1,890	(117)	(6)%
Unallocated Expenses
External services	1,142	1,569	(427)	(27)%
Materials and supplies	1,155	4,903	(3,748)	(76)%
Payroll and personnel expenses	7,471	8,316	(845)	(10)%
Other research and development expenses	2,563	595	1,968	331%
Total	12,331	15,383	(3,052)	(20)%
Total research and development expenses	$14,104	$17,273	$(3,169)	(18)%

Research and development expenses decreased by $3.2 million, or 18%, to $14.1 million for the three months ended September 30, 2026 from $17.3 million for the three months ended September 30, 2025. The decrease was primarily attributable to a $3.7 million reduction in materials and supplies expense and a $0.8 million reduction in payroll and personnel expense. The decrease was partially offset by a $2.0 million increase in other research and development expenses, primarily due to lower capitalization of manufacturing overhead costs in the current-year period resulting from fewer manufacturing runs compared with the prior-year period.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 18%, to $9.0 million for the three months ended September 30, 2026 from $7.6 million for the three months ended September 30, 2025. The increase primarily reflected a $1.0 million increase in professional fees, including litigation-related expenses, net of related insurance recoveries, and a $0.4 million net increase in other general and administrative expenses.

Total Other Income, Net

Total other income, net increased by $1.1 million to $8.0 million for the three months ended September 30, 2026 from $6.9 million for the three months ended September 30, 2025. The increase primarily reflected a $2.4 million increase in non-cash gains from the fair value remeasurement of derivative instruments, partially offset by a $1.5 million decrease in the non-cash gain from the fair value remeasurement of the Contingent Earnout Liability. The net gain on derivative instruments for the three months ended September 30, 2026 included a $0.7 million non-cash loss resulting from the remeasurement of the Common Stock Purchase Agreement derivative asset to a fair value of zero.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Revenue:
Product revenue, net	$1,922	$950	$972	102%
Contract revenue	7	621	(614)	(99)%
Total revenue	1,929	1,571	358	23%

Operating expenses:
Cost of goods sold	4,698	620	4,078	658%
Research and development	51,710	54,697	(2,987)	(5)%
General and administrative	24,971	23,555	1,416	6%
Total operating expenses	81,379	78,872	2,507	3%
Loss from operations	(79,450)	(77,301)	(2,149)	3%

Other income (expense), net:
Interest income	1,319	2,084	(765)	(37)%
Interest expense	(6,962)	(8,157)	1,195	(15)%
Change in fair value of Contingent Earnout Liability	5,401	49,154	(43,753)	(89)%
Change in fair value of derivatives	9,733	18,191	(8,458)	(46)%
Total other income, net	9,491	61,272	(51,781)	(85)%
Net loss	$(69,959)	$(16,029)	$(53,930)	n/m

Revenue

Total revenue was $1.9 million for the nine months ended September 30, 2026, compared with $1.6 million revenue for the nine months ended September 30, 2025. Revenue for the nine months ended September 30, 2026 consisted of product revenue from sales of Symvess in the United States. Revenue for the nine months ended September 30, 2025 consisted of $1.0 million of product revenue from sales of Symvess in the United States and $0.6 million of revenue earned related to research and development services pursuant to a research contract with a large medical technology company.

Cost of Goods Sold

Cost of goods sold was $4.7 million for the nine months ended September 30, 2026, compared to $0.6 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, cost of goods sold included a $2.3 million inventory reserve to reduce certain inventory to its estimated net realizable value and $1.2 million in costs associated with excess capacity and royalties on product sales.

Research and Development Expenses

The following table presents research and development expenses for the periods indicated:

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%
Direct Expenses
Vascular Trauma	$387	$690	$(303)	(44)%
AV Access	4,269	4,356	(87)	(2)%
Total	4,656	5,046	(390)	(8)%
Unallocated Expenses
External services	3,123	4,466	(1,343)	(30)%
Materials and supplies	8,962	13,289	(4,327)	(33)%
Payroll and personnel expenses	26,214	26,948	(734)	(3)%
Other research and development expenses	8,755	4,948	3,807	77%
Total	47,054	49,651	(2,597)	(5)%
Total research and development expenses	$51,710	$54,697	$(2,987)	(5)%

Research and development expenses decreased by $3.0 million, or 5%, to $51.7 million for the nine months ended September 30, 2026 from $54.7 million for the nine months ended September 30, 2025. The decrease was primarily attributable to a $4.3 million reduction in materials and supplies expense and a $1.3 million reduction in professional and consulting costs included in external services expense, primarily due to the wind-down of certain programs. These decreases were partially offset by a $3.8 million increase in other research and development expenses, primarily due to lower capitalization of manufacturing overhead costs resulting from fewer manufacturing runs.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 6%, to $25.0 million for the nine months ended September 30, 2026 from $23.6 million for the nine months ended September 30, 2025. The increase was primarily due to higher professional fees, including litigation-related expenses, net of related insurance recoveries, partially offset by net decreases in other general and administrative expenses.

Total Other Income, Net

Total other income, net decreased by $51.8 million to $9.5 million for the nine months ended September 30, 2026 from $61.3 million for the nine months ended September 30, 2025. The decrease was primarily due to lower non-cash gains, including decreases of $43.8 million from the fair value remeasurement of the Contingent Earnout Liability and $8.5 million from the fair value remeasurement of derivative liabilities. The net gain on derivative instruments for the nine months ended September 30, 2026 included a $0.7 million non-cash loss resulting from the remeasurement of the Common Stock Purchase Agreement derivative asset to a fair value of zero.

Liquidity and Capital Resources

Sources of Liquidity

Although we are a commercial-stage biotechnology platform company, we have a single product approved for commercial sale and generated $1.0 million and $1.9 million of product revenue from sales of Symvess during the three and nine months ended September 30, 2026, respectively, compared with $0.7 million and $1.0 million, respectively, for the three and nine months ended September 30, 2025.

We have historically financed our operations primarily through the sale of equity securities and convertible debt, borrowings under loan facilities, including the Term Loan Facility, the Purchase Agreement, and, to a lesser extent, through grants from governmental and other agencies. Since our inception, we have incurred significant operating losses and negative cash flows. As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $796.8 million and $726.8 million, respectively.

As of September 30, 2026 and December 31, 2025, we had working capital of $57.9 million and $49.4 million, respectively. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $64.5 million and $50.5 million, respectively, and restricted cash of $0.4 million as of both dates.

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

On September 24, 2024, we entered into the Common Stock Purchase Agreement with Lincoln Park for an equity line financing, which provided that, subject to the terms and conditions set forth in the Common Stock Purchase Agreement, we had the sole right, but not the obligation, to sell to Lincoln Park shares of Common Stock having an aggregate value of up to $50.0 million over a 24-month period. Through September 30, 2026, we sold 500,000 shares of Common Stock to Lincoln Park under the Common Stock Purchase Agreement for aggregate gross proceeds of approximately $2.5 million, all of which were sold during the year ended December 31, 2025. We did not sell any shares under the Common Stock Purchase Agreement during the nine months ended September 30, 2026. As of September 30, 2026, $47.5 million of unused purchase capacity remained under the Common Stock Purchase Agreement. The Common Stock Purchase Agreement expired on October 1, 2026, and the remaining $47.5 million of purchase capacity expired unused and is no longer available to us as a source of liquidity.

On March 25, 2025, we entered into an underwriting agreement in connection with the 2025 Public Offering. The net proceeds to us from the 2025 Public Offering were approximately $46.7 million, after deducting underwriting discounts and commissions and offering expenses. The 2025 Public Offering closed on March 27, 2025.

On October 6, 2025, we entered into a securities purchase agreement with an institutional investor pursuant to which the investor purchased approximately $60.0 million of Common Stock and October 2025 RDO Warrants in the October 2025 Registered Direct Offering. The net proceeds to us from the October 2025 Registered Direct Offering were approximately $56.5 million, after deducting placement agent’s fees and offering expenses of approximately $3.5 million. The October 2025 Registered Direct Offering closed on October 8, 2025.

On December 15, 2025, we entered into the Loan Agreement with Avenue Venture Opportunities Fund II, L.P., as administrative agent and collateral agent for the lenders, which provides for a Term Loan Facility of up to $77.5 million in the aggregate that matures on December 1, 2029. The Term Loan Facility consists of (i) an initial term loan of $40.0 million, which was fully funded on December 15, 2025, (ii) a $12.5 million delayed draw term loan which will be made available between October 1, 2026 and March 31, 2027, at the discretion of the lenders, subject to the satisfaction of certain revenue, regulatory approval and liquidity conditions, and (iii) a $25.0 million delayed draw term loan which will be made available at the discretion of the lenders between July 1, 2027 and June 30, 2028, subject to the satisfaction of certain revenue, regulatory approval and liquidity conditions. The proceeds from the initial term loan were used primarily to repay the remaining obligations under the Purchase Agreement, as discussed below.

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

ATM Facilities

On September 1, 2022, we entered into a sales agreement with Jefferies LLC, acting as sales agent (the “Jefferies ATM Sales Agreement”), for the sale from time to time of up to $80.0 million of shares of Common Stock (the “Jefferies ATM Facility”). During the three months ended September 30, 2025, we sold an aggregate of 2,492,410 shares of Common Stock under the Jefferies ATM Facility at an average price of $2.64 per share for net proceeds of approximately $6.2 million. During the nine months ended September 30, 2025, we sold an aggregate of 3,792,280 shares of Common Stock under the Jefferies ATM Facility at an average price of $2.72 per share for net proceeds of approximately $9.8 million. On November 21, 2025, we delivered a notice to Jefferies LLC terminating the Jefferies ATM Sales Agreement, which termination became effective 10 days thereafter.

On December 16, 2025, we entered into a sales agreement with TD Cowen, acting as sales agent (the “TD Cowen ATM Facility”), pursuant to which we may sell shares of Common Stock from time to time up to an aggregate offering price of $60.0 million. During the nine months ended September 30, 2026, we sold an aggregate of 4,018,497 shares of Common Stock under the TD Cowen ATM Facility at an average price of $1.16 per share for net proceeds of approximately $4.6 million. All such sales occurred during the first quarter of 2026. On March 19, 2026, we suspended and terminated the ATM Prospectus pursuant to which shares had been sold under the TD Cowen ATM Facility.

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

As of September 30, 2026, we had non-cancellable purchase commitments of $19.5 million for supplies and services that are primarily for research and development. We have existing license agreements with Duke University and Yale University, a distribution agreement with Fresenius Medical Care and our JDRF Agreement. The amount and timing of any potential milestone payments, license fee payments, royalties and other payments that we may be required to make under these agreements are unknown or uncertain at September 30, 2026. For additional information regarding our agreement with Fresenius Medical Care, see Note 11, Related Party Transactions, to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report. For additional information regarding our agreements with Duke University, Yale University and JDRF, see Note 10 to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report.

Leases

Our finance lease relates to our headquarters facility containing our manufacturing, research and development and general and administrative functions, which was substantially completed in June 2018. Our future contractual obligations under our lease agreement as of September 30, 2026 are as follows:

($ in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance leases	$59,546	$609	$5,053	$7,342	$46,542

Future Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities as we seek to (i) continue to sell Symvess for the vascular trauma indication and seek marketing approval for Symvess in additional indications and for our product candidates in the United States and to obtain marketing approval for our 6 millimeter ATEV outside of the United States; (ii) continue clinical development of our 6 millimeter ATEV for use in AV access for hemodialysis and submit a supplemental BLA for FDA approval of an indication in AV access for hemodialysis; (iii) advance our pipeline in major markets, including PAD Phase 3 trials and continue preclinical development and advance to planned clinical studies in CABG and BVP for diabetes; and (iv) scale out our manufacturing facility as required to satisfy market demand. We will need additional funding in connection with these activities.

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Net loss	$(69,959)	$(16,029)
Non-cash adjustments to reconcile net loss to net cash used in operating activities(a):	2,153	(47,806)
Changes in operating assets and liabilities:	5,667	(15,083)
Net cash used in operating activities	(62,139)	(78,918)
Net cash used in investing activities	(279)	(845)
Net cash provided by financing activities	76,444	4,314
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,026	$(75,449)
Cash, cash equivalents and restricted cash at the beginning of the period	$50,850	$95,290
Cash, cash equivalents and restricted cash at the end of the period	$64,876	$19,841

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

Cash Flow from Operating Activities

Net cash used in operating activities decreased by $16.8 million for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, primarily due to fewer manufacturing runs and reduced inventory build, which was partially offset by an unfavorable change in accounts payable.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 consisted of purchases of property and equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 consisted primarily of $18.3 million of net proceeds from our March 2026 Registered Direct Offering, $53.8 million of net proceeds from our 2026 Public Offering and $4.6 million of net proceeds from the issuance of stock under our TD Cowen ATM Facility. Net cash provided by financing activities for the nine months ended September 30, 2025 consisted primarily of $46.7 million of net proceeds from our 2025 Public Offering and $9.8 million of net proceeds from the issuance of stock under our Jefferies ATM Facility, partially offset by a $50.0 million payment on the revenue interest liability in connection with the Purchase Agreement Amendment.

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

As of September 30, 2026, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our risk factors are disclosed in Part I, Item 1A of our Annual Report. The risk factors set forth below supplement those disclosures and should be read together with the risk factors in our Annual Report. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report during the nine months ended September 30, 2026.

We may not successfully execute or achieve the expected benefits of cost-saving measures that we have taken or may take in the future, and our efforts may be disruptive and could adversely affect our business.

In May 2026, we implemented a plan to reduce our workforce by approximately 45 employees, defer additional planned new hires, and reduce other operating expenses. These reductions have been implemented thoughtfully, and we have retained key personnel, resources, and initiatives to meet our key corporate goals and milestones. From time to time, we also take actions intended to address the short-term health of our business as well as our long-term objectives based on our current estimates, assumptions and forecasts. These measures are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we are taking in connection with our current cost-saving measures, as well as any additional actions we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Implementation of our current and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. Certain aspects of the cost-saving measures, such as severance costs in connection with reducing our headcount, could negatively impact our cash flows. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or any of our strategic initiatives could result in reputation harm and could diminish confidence in, and the adoption or use of, Symvess and our products and product candidates, including our ATEVs and CTEVs.

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Director and Officer Trading Arrangements

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*

The following materials from Humacyte, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), (v) Notes to Condensed Consolidated Financial Statements (unaudited), and (vi) Cover Page.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 10th day of November, 2026.

HUMACYTE, INC.

Date: November 10, 2026	By:	/s/ Laura E. Niklason, M.D., Ph.D.
		Name:	Laura E. Niklason, M.D., Ph.D.
		Title:	President and Chief Executive Officer

	By:	/s/ Dale A. Sander
		Name:	Dale A. Sander
		Title:	Chief Financial Officer, Chief Corporate
Development Officer and Treasurer